Form 10-Q
period 1998-06-30
NEBRASKA BOOK CO
filed 1998-08-24
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO ______

                        COMMISSION FILE NUMBER: 333-48221


                           NEBRASKA BOOK COMPANY, INC.
             (Exact name of registrant as specified in its charter)


           KANSAS                                         47-0549819
(State  or  other  jurisdiction  of                     (I.R.S. Employer
incorporation or organization)                         Identification No.)


4700 SOUTH 19TH STREET
LINCOLN,  NEBRASKA                                      68501-0529
(Address of principal                                   (Zip Code)
 executive offices


       Registrant's telephone number, including area code: (402) 421-7300


        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [ ] NO [X ]

                            TOTAL NUMBER OF PAGES: 12

                             EXHIBIT INDEX: PAGE 12

                       PART I. FINANCIAL INFORMATION

   NEBRASKA BOOK COMPANY, INC.

    BALANCE SHEETS
    (UNAUDITED)
                                                                   June 30,      March 31,     June 30,
                                                                     1998          1998          1997
    ASSETS                                                         ---------    ----------    -----------
    CURRENT ASSETS:
       Cash and cash equivalents                                   $4,964,261    $5,806,890    $4,635,624
       Receivables                                                 22,618,397    21,383,146    18,485,492
       Inventories                                                 66,780,007    48,810,714    61,648,812
       Recoverable income tax                                       4,220,442     4,125,957     1,944,935
       Deferred income tax benefit                                  1,183,529     1,183,529     1,156,540
       Prepaid expenses and other assets                              148,807       189,950     4,071,062
                                                                  -----------   -----------   -----------
            Total current assets                                   99,915,443    81,500,186    91,942,465

    PROPERTY AND EQUIPMENT                                         29,843,943    28,716,839    26,070,078
       Less accumulated depreciation                               (6,404,741)   (5,984,932)   (4,057,372)
                                                                  -----------   -----------   -----------
                                                                   23,439,202    22,731,907    22,012,706

    GOODWILL AND OTHER INTANGIBLES, net of amortization            40,104,631    41,498,725    30,620,565

    OTHER ASSETS                                                    2,789,708     2,798,270     1,466,237
                                                                  -----------   -----------   -----------
                                                                 $166,248,984  $148,529,088  $146,041,973
                                                                  ===========   ===========   ===========
    LIABILITIES AND STOCKHOLDER'S EQUITY
    CURRENT LIABILITIES:
       Accounts payable                                           $13,227,637   $14,418,843    $6,804,713
       Accrued employee compensation and benefits                   3,161,734     3,797,242     2,797,834
       Accrued interest                                             4,224,591     1,788,547     1,496,152
       Accrued expenses                                               508,096       498,740       285,733
       Deferred revenue                                             1,349,004       463,917             -
       Current maturities of long-term debt                         1,765,609     1,327,696       264,024
       Revolving credit facility                                   25,500,000     5,400,000    25,200,000
                                                                  -----------   -----------   -----------
            Total current liabilities                              49,736,671    27,694,985    36,848,456

    LONG-TERM DEBT, net of current maturities                     168,815,767   169,257,327    79,306,375

    OTHER LONG-TERM LIABILITIES                                       159,880       150,604       505,493

    STOCKHOLDER'S EQUITY (DEFICIT):
       Common stock, authorized 50,000 shares
          of $1.00 par value;
          issued and outstanding 100 shares                               100           100           100
       Additional paid-in capital                                  30,967,876    30,935,250    30,763,790
       Retained earnings (deficit)                                (83,431,310)  (79,509,178)   (1,382,241)
                                                                  -----------   -----------   -----------
            Total stockholder's equity (deficit)                  (52,463,334)  (48,573,828)   29,381,649
                                                                  -----------   -----------   -----------
                                                                 $166,248,984  $148,529,088  $146,041,973
                                                                  ===========   ===========   ===========

    See notes to financial statements.

   NEBRASKA BOOK COMPANY, INC.

   STATEMENTS OF OPERATIONS
   (UNAUDITED)

                                                 Three Months Ended June 30,
                                                    1998          1997
                                                  ----------   ------------
   REVENUES, net of returns                      $30,278,178   $27,527,591
   COSTS OF SALES                                 17,561,769    16,306,186
                                                  ----------    ----------
            Gross profit                          12,716,409    11,221,405
   OPERATING EXPENSES:
      Selling, general and administrative         11,811,375    10,625,313
      Depreciation                                   529,284       548,176
      Amortization                                 1,767,051     1,109,192
                                                  ----------    ----------
                                                  14,107,710    12,282,681
                                                  ----------    ----------
   LOSS FROM OPERATIONS                           (1,391,301)   (1,061,276)
   OTHER EXPENSES (INCOME):
      Interest expense                             4,603,981     2,726,565
      Interest income                                (18,899)      (33,955)
      Other income                                   (78,053)     (112,040)
                                                  ----------    ----------
                                                   4,507,029     2,580,570
                                                  ----------    ----------
   LOSS BEFORE INCOME TAXES                       (5,898,330)   (3,641,846)
   INCOME TAX BENEFIT                             (1,976,198)   (1,326,316)
                                                  ----------    ----------
   NET LOSS                                      ($3,922,132)  ($2,315,530)
                                                   =========     =========

   See notes to financial statements.

 NEBRASKA BOOK COMPANY, INC.

 STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
 (UNAUDITED)
  ------------------------------------------------------------------------------


                                      Additional      Retained
                            Common      Paid-in       Earnings
                             Stock      Capital      (Deficit)        Total
                            -------- --------------  -----------  --------------

  BALANCE, APRIL 1, 1998      $ 100    $30,935,250   ($79,509,178) ($48,573,828)

      Contributed capital         -         32,626            -          32,626

      Net loss                    -              -     (3,922,132)   (3,922,132)
                            -------- --------------   -----------  -------------

  BALANCE,  JUNE 30, 1998      $100    $30,967,876   ($83,431,310) ($52,463,334)
                            ======== ==============   ===========  =============


  BALANCE,  APRIL 1, 1997     $ 100    $30,763,790     $  933,289   $31,697,179

      Net loss                    -              -     (2,315,530)   (2,315,530)
                            -------- --------------    -----------  ------------

  BALANCE,  JUNE 30, 1997      $100    $30,763,790    ($1,382,241)  $29,381,649
                            ======== ==============   ===========  ============


  See notes to financial statements.

      NEBRASKA BOOK COMPANY, INC.

      STATEMENTS OF CASH FLOWS
      (UNAUDITED)
                                                               Three Months Ended June 30,
                                                                   1998           1997
     CASH FLOWS FROM OPERATING ACTIVITIES:                      ------------   ------------
         Net loss                                                ($3,922,132)  ($2,315,530)
         Adjustment to reconcile net loss to net cash flows
            from operating activities:
            Depreciation                                             529,284       548,176
            Amortization                                           2,102,262     1,277,951
            Original issue discount amortization                           -        75,000
            Loss on disposal of assets                                19,972        55,742
            Changes  in  operating  assets  and  liabilities,
              net of  effect of acquisitions:
               Receivables                                        (1,235,251)   (3,163,217)
               Inventories                                       (18,210,113)  (17,360,420)
               Recoverable income tax                                (94,484)   (1,370,560)
               Prepaid expenses and other assets                      41,143    (1,614,611)
               Other assets                                           59,814       305,265
               Accounts payable                                   (1,189,907)   (4,066,107)
               Accrued employee compensation and benefits           (635,508)     (162,241)
               Accrued interest                                    2,436,044       230,272
               Accrued expenses                                        9,356       (67,209)
               Deferred revenue                                      421,170             -
               Other liabilities                                       9,276         6,807
                                                                  ----------    ----------
                   Net cash flows from operating activities      (19,659,074)  (27,620,682)
     CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                      (1,282,414)     (724,598)
         Bookstores acquisitions, net of cash acquired                     -      (674,000)
         Acquisition of other businesses                                   -    (1,451,928)
         Proceeds from sale of property and equipment                 25,863        10,530
         Software development costs                                  (51,252)      (52,384)
                                                                  ----------    ----------
                   Net cash flows from investing activities       (1,307,803)   (2,892,380)
     CASH FLOWS FROM FINANCING ACTIVITIES:
         Deferred financing costs                                     (4,731)            -
         Principal payments on long-term debt                         (3,647)      (28,278)
         Net proceeds from revolving credit facility              20,100,000    25,200,000
         Capital contribution                                         32,626             -
                                                                  ----------    ----------
                   Net cash flows from financing activities       20,124,248    25,171,722
     NET DECREASE IN CASH AND CASH EQUIVALENTS                      (842,629)   (5,341,340)
     CASH AND CASH EQUIVALENTS, Beginning of period                5,806,890     9,976,964
                                                                  ----------    ----------
     CASH AND CASH EQUIVALENTS, End of period                     $4,964,261    $4,635,624
                                                                   =========     =========
         Supplemental disclosures of cash flow information:
            Cash paid (refunded) during the period for:
                   Interest                                       $1,692,534    $2,190,408
                                                                   =========     =========
                   Income taxes                                  ($1,881,713)      $44,244
                                                                   =========     =========

      See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)
--------------------------------------------------------------------------------

1. MANAGEMENT REPRESENTATIONS - The accompanying unaudited financial statements and notes thereto reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of Nebraska Book Company, Inc. (the "Company") and the results of the Company's operations for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform with current year presentation. These statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1998 included in the Company's Form S-4 Registration Statement (No. 333-48221) dated July 14, 1998.

2. RECAPITALIZATION - On February 13, 1998, the Company's parent, NBC Acquisition Corp. ("NBC") consummated a merger among NBC Merger Corp. (a newly created, indirect wholly-owned subsidiary of HWH Capital Partners, LP. ["HWH"]), NBC and certain shareholders of NBC pursuant to which the Company's outstanding debt and NBC's stock were restructured (the "Recapitalization"). Significant components of the Recapitalization, together with the applicable accounting effects, were as follows:

    (i) HWH contributed $45.6 million in capital to NBC Merger Corp., which was then merged into NBC, with NBC being the surviving corporation.
    (ii)Existing management shareholders of NBC reinvested approximately $4.4 million in NBC. HWH and management shareholders were reissued surviving corporation shares of NBC Class A Common Stock.
   (iii)The Company obtained approximately $170 million in new debt financing and retired substantially all of its existing debt. The early extinguishment of debt resulted in an extraordinary loss on the transaction.
    (iv)NBC obtained approximately $45 million in debt financing through the issuance of Senior Discount Debentures.
    (v) The Company paid a dividend of approximately $72.7 million to NBC to be utilized in the repurchase of NBC Common Stock and accrued approximately $2.6 million for additional costs of the Recapitalization.
    (vi)The Company agreed to purchase management's outstanding options relative to its 1995 Stock Incentive Plan, for a cash payment in lieu of the options. This resulted in stock based compensation of approximately $8.3 million for the year ended March 31, 1998. In addition, NBC agreed to purchase all outstanding warrants for approximately $16.7 million.
   (vii)NBC reacquired its outstanding shares of Class A and Class B Common Stock of certain shareholders for approximately $149.2 million. NBC accounted for this reacquisition of shares as a treasury stock transaction, and such reacquired shares were retired. As the new investor did not acquire substantially all of the common stock of NBC, a new basis of accounting was not established in connection with the Recapitalization.

In connection with the Recapitalization, a transaction fee of $4.0 million was paid to HWH. Additionally, the Company reimbursed HWH approximately $0.1 million for expenses incurred by HWH in conjunction with the Recapitalization. NBC recorded approximately $600,000 of such costs against additional paid-in capital for non-deductible costs of the Recapitalization. The Company recorded the remaining $3.5 million as debt issue costs and is amortizing such costs over the life of the related debt.

3. INVENTORIES - Inventories are summarized as follows:
                                  June 30,      March 31,     June 30,
                                    1998          1998          1997
     --------------------------------------------------------------------
     Wholesale                    $37,059,645   $23,974,308  $32,802,554
     College bookstores            28,816,072    21,889,631   27,896,246
     Other                            904,290     2,946,775      950,012
     --------------------------------------------------------------------
     Inventories                  $66,780,007   $48,810,714  $61,648,812
     ====================================================================

4. LONG-TERM DEBT - On February 13, 1998, the Company obtained new financing as part of the Recapitalization. Such financing included a bank-administered Senior Credit Facility provided through a syndicate of lenders. The facility was comprised of a $27,500,000 term loan (Tranche A Loan), a $32,500,000 term loan (Tranche B Loan) and a $50,000,000 Revolving Credit Facility. The Revolving Credit Facility expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base which at any time is equal to a percentage of eligible accounts receivable and inventory. The borrowing base at June 30, 1998 was $50.0 million. The interest rate is prime plus 1.50% or, on Eurodollar borrowings, LIBOR plus 2.50%. Effective for fiscal years ending on or after March 31, 1999, the Senior Credit Facility requires excess cash flows as defined in the Credit Agreement to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. Additional funding of the Recapitalization included the proceeds of $110,000,000 face amount of 8.75% Senior Subordinated Notes due 2008.

5. NEW ACCOUNTING PRONOUNCEMENT - In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131, effective for fiscal 1999, redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Statement does not need to be applied to interim financial statements in the initial year of application. The required disclosure under this Statement will be provided in the Company's fiscal 1999 Form 10-K filing.

6. STOCK BASED COMPENSATION - On June 30, 1998, NBC's Board of Director's adopted the NBC Acquisition Corp. 1998 Performance Stock Option Plan (the "Plan"). This Plan provides for the granting of options to purchase 52,000 shares of NBC's Class A Common Stock to selected members of senior management of NBC and its affiliates. All options granted are intended to be nonqualified stock options, although the Plan also provides for incentive stock options. NBC will grant a portion of the available options in fiscal years 1999-2002 upon the attainment of pre-established financial targets. Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. The options will have an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. No options were granted as of June 30, 1998.

    On June 30, 1998, NBC's Board of Director's adopted the NBC Acquisition Corp. 1998 Stock Option Plan (the "Option Plan"). This Option Plan provides for the granting of options to purchase 31,000 shares of NBC's Class A Common Stock to selected employees, officers, and directors of NBC and its affiliates. All options granted are intended to be nonqualified stock options, although the Option Plan also provides for incentive stock options. NBC will grant such options at the discretion of a committee designated by the Board of Directors (the "Committee"). Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Incentive stock options will have an exercise price of not less than fair market value on the date the options are granted, while the Committee will determine the exercise price for nonqualified options, which may be below fair market value, at the time of grant. All options expire ten years from the date of grant. No options were granted as of June 30, 1998.

7. SUBSEQUENT EVENT - During the quarter ended June 30, 1998, the Company and NBC filed Form S-4 Registration Statements with the Securities and Exchange Commission for purposes of registering debt securities which will be issued in exchange for the Company's Senior Subordinated Notes and NBC's Senior Discount Debentures. Such Registration Statements were declared effective by the Securities and Exchange Commission on July 14, 1998. The terms of the securities being issued in the exchange offer are identical to those in effect at June 30, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


QUARTER ENDED JUNE 30, 1998 COMPARED WITH QUARTER ENDED JUNE 30, 1997.

REVENUES.Revenues for the quarters ended June 30, 1998 and 1997 were as follows:

                                       1998                1997
                                   -------------------------------
Wholesale operations               $19,056,931         $18,123,797
College bookstore operations        12,184,939          11,064,294
Complimentary services               3,384,111           2,565,260
Itercompany eliminations            (4,347,803)         (4,225,760)
                                   --------------------------------
                                   $30,278,178         $27,527,591
                                   ================================

Revenues for the quarter ended June 30, 1998 increased $2.8 million, or 10.0%, to $30.3 million from $27.5 million for the quarter ended June 30, 1997. This increase was due to a $1.0 million, or 5.1 %, increase in wholesale sales, a $1.1 million, or 10.1 %, increase in college bookstore sales and a $0.8 million, or 31.9%, increase in revenues related to complementary services. Wholesale sales for the quarter ended June 30, 1998 increased to $19.1 million from $18.1 million for the quarter ended June 30, 1997. This increase in wholesale sales was due primarily to publisher price increases and unit volume sales growth. College bookstore sales for the quarter ended June 30, 1998 increased to $12.2 million from $11.1 million for the quarter ended June 30, 1997. The increase in college bookstore sales was primarily the result of the eight bookstores opened or acquired during fiscal 1998 and same store sales increases of 2.1%. Complimentary services sales for the quarter ended June 30, 1998 increased to $3.4 million from $2.6 million for the quarter ended June 30, 1997 due to the acquisitions of Specialty Books, Inc. on May 1, 1997 and Collegiate Stores Corporation on January 23, 1998. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the quarter ended June 30, 1998 increased $1.5 million, or 13.3%, to $12.7 million from $11.2 million for the quarter ended June 30, 1997. This increase was primarily due to higher revenues, combined with an increase in gross margin percent. Gross margin for the quarter ended June 30, 1998 increased to 42.0% from 40.8% for the quarter ended June 30, 1997. This increase was primarily due to sales mix, including an increase in used textbook sales through the Company's bookstores, which generate an average gross margin of 58.0% compared to an average gross margin of 37.0% for sales through other channels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended June 30, 1998 increased $1.2 million, or 11.2%, to $11.8 million from $10.6 million for the quarter ended June 30, 1997. Selling, general and administrative expenses as a percentage of revenues increased to 39.0% for the quarter ended June 30, 1998 from 38.6% for the quarter ended June 30, 1997. These increases resulted primarily from the higher expense base associated with the Company's expansion of its operations in fiscal 1998 through bookstore and other business acquisitions.

AMORTIZATION EXPENSE. Amortization expense for the quarter ended June 30, 1998 increased $0.7 million, or 59.3%, to $1.8 million from $1.1 million for the quarter ended June 30, 1997. This increase resulted primarily from a full quarter of amortization on the goodwill associated with the fiscal 1998 acquisitions.

INTEREST EXPENSE, NET. Interest expense, net for the quarter ended June 30, 1998 increased by $1.9 million, or 70.3%, to $4.6 million from $2.7 million for the quarter ended June 30, 1997 as a result of the additional debt incurred relating to the Recapitalization which occurred on February 13, 1998.

INCOME TAXES. Income taxes for the quarter ended June 30, 1998 were recorded at an effective tax rate of 33.5% as compared with an effective tax rate of 36.4% for the quarter ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, and for capital expenditures. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facility. At June 30, 1998, the Company's total indebtedness was approximately $196.1 million, consisting of $60.0 million in Term Loans, $25.5 million under the Revolving Credit Facility, $110.0 million of the Senior Subordinated Notes, and $0.6 million of other indebtedness.

     Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and B Loans, the Company is required to make principal payments totaling approximately $1.3 million in fiscal 1999, $3.1 million in fiscal 2000, $4.4 million in fiscal 2001, $6.3 million in fiscal 2002, $6.8 million in fiscal 2003, $8.5 million in fiscal 2004, $11.2 million in fiscal 2005 and $18.4 million in fiscal 2006. Loans under the Senior Credit Facility bear interest at floating rates based upon the interest rate option selected by the Company. Under the terms of the Senior Credit Facility, the Company is required to purchase and maintain interest rate protection to the extent necessary to provide that at least 50% of the aggregate principal amount of the Senior Subordinated Notes and the Tranche A and B Loans are subject to fixed interest rates. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008.

     The Company's capital expenditures were $1.3 million and $0.7 million for the quarters ended June 30, 1998 and 1997, respectively. The Company estimates that for fiscal 1999, approximately $2.5 million of capital expenditures will be required, primarily for maintenance. Capital expenditures consist primarily of bookstore opening costs, bookstore renovations and miscellaneous maintenance requirements. The Company believes that as a result of the availability of excess capacity in its distribution facilities, it will be able to pursue its strategy over the next several years without making significant additional capital expenditures to expand capacity. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

     There were no business acquisition expenditures in the quarter ended June 30, 1998. Business acquisition expenditures were $2.1 million for the quarter ended June 30, 1997. The Company estimates that for fiscal 1999, it will spend approximately $2.0 million on business acquisition expenditures.

     The Company's principal sources of cash to fund its future liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility. Net cash flows used in operating activities for the quarter ended June 30, 1998 were $19.7 million, a decrease of $7.9 million from $27.6 million for the quarter ended June 30, 1997. This decrease was primarily due to higher uses of cash in the quarter ended June 30, 1997 to fund increases in accounts receivable and reductions in accounts payable.

     Access to the Company's principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base which at any time is equal to a percentage of eligible accounts receivable and inventory. The Senior Credit Facility restricts the Company's ability to make loans or advances and pay dividends, except that, among other things, the Company may pay dividends to NBC (i) after August 15, 2003 in an amount not to exceed the amount of interest required to be paid on NBC's Senior Discount Debentures and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes due by NBC. The Indenture governing the Senior Subordinated Notes (the "Indenture") restricts the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to pay dividends or make other Restricted Payments (as defined in the Indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the Indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the Indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. Such restrictions are not expected to impact the Company's ability to meet its cash obligations.

     As of June 30, 1998, the Company could borrow up to $50.0 million under the Revolving Credit Facility. Of the amount available, $25.5 million was drawn by the Company. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations contained in the Senior Credit Facility.

SEASONALITY

     The Company's wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in August and December. The buying periods for the wholesale operations occur at the end of each school semester in late December and May. In fiscal 1998, approximately 42% of the Company's annual revenues occurred in the second fiscal quarter (July-September), while approximately 27% of the Company's annual revenues occurred in the fourth fiscal quarter (January-March). The primary selling periods for the bookstore operations are in September and January. Accordingly, the Company's working capital requirements fluctuate throughout the year, increasing substantially at the end of each semester, in May and December, as a result of the buying periods. The Company funds its working capital requirements primarily through a revolving credit facility, which historically has been repaid with cash provided from operations.

IMPACT OF INFLATION

     The Company's results of operations and financial condition are presented based upon historical costs. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have been minor. However, there can be no assurance that during a period of significant inflation, the Company's results of operations would not be adversely affected.

IMPACT OF YEAR 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those programs recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This problem could cause a system failure or miscalculations resulting in disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar routine business activities.

     The Company has completed an assessment of the impact of the Year 2000 Issue on its operations, and has been modifying and will continue to modify and replace portions of its software so that its internal computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has been addressing the Year 2000 Issue consistently as part of its regular program of updating and rewriting its internal corporate applications during the last seven years. As a result, all of the Company's own retail applications have been modified completely. The only remaining internal corporate application that remains to be replaced is the general ledger application, which the Company is currently in the process of addressing by evaluating commercial software solutions. The Company expects the cost to replace its current general ledger software with a commercial application that is "Year 2000 compliant" will not be significant. The Company plans to have such new application in place during 1999.

     The Company is currently in the process of identifying and evaluating potential risks associated with the Year 2000 Issue on non-information technology systems (i.e. telecommunications, heating and cooling, security, electrical, and freight). Although potentially disruptive, management does not believe that such Year 2000 Issue system difficulties will adversely affect day-to-day operations at the Company's retail locations. Difficulties encountered with the telecommunications and freight systems could potentially hinder the Company's ability to receive and ship wholesale orders. Contingency plans are being developed to minimize the effect of any such disruptions on day-to-day operations.

     Although the Company's assessment did not address its exposure to third parties' (e.g., vendors' and customers') failures to correct their systems for the Year 2000 Issue, the Company believes that there is not a material risk to the Company's business relating to such failures, because most of its customers use Company software which has already been modified and, based on conversations with its vendors and information provided in trade publications, the Company believes that its vendors are taking steps to address the Year 2000 Issue. Nonetheless, there can be no guarantee that the systems of other companies on which the Company's systems rely will be corrected in a timely manner.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

     This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by or that include the words "may," "believes," "experts," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition; ability to integrate recent acquisitions; loss or retirement of key members of management; increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in general economic conditions and/or in the markets in which the Company competes or may, from time to time, compete; and other risks detailed in the Company's aforementioned Form S-4 Registration Statement dated July 14, 1998, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II. OTHER INFORMATION


    Item 6. EXHIBITS

      (a)  Exhibits

         10.1 NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998 [EDGAR filing only]

         10.2 NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998 [EDGAR filing only]

         10.3 NBC  Acquisition  Corp.   Senior  Management  Bonus  Plan  adopted
              June 30, 1998 [EDGAR filing only]


         27  Financial Data Schedule [EDGAR filing only]


                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Lincoln, Nebraska, on August 21, 1998.


                                        NEBRASKA BOOK COMPANY, INC.




                                        /s/ Mark W. Oppegard
                                        --------------------------

                                        Mark W. Oppegard
                                        Chief Executive Officer



                                        /s/  Bruce E. Nevius
                                        --------------------------

                                        Bruce E. Nevius
                                        Chief Financial Officer
                                        and Treasurer