Form 10-Q
period 1998-09-30
NEBRASKA BOOK CO
filed 1998-11-13
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                        Commission file number: 333-48221


                           NEBRASKA BOOK COMPANY, INC.
             (Exact name of registrant as specified in its charter)


     KANSAS                                                      47-0549819
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)



4700 South 19th Street
Lincoln, Nebraska                                                68501-0529
(Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (402) 421-7300


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

Total number of shares of common stock outstanding as of November 11, 1998: 100 shares

                            Total Number of Pages: 13

                             Exhibit Index: Page 13


                          PART I. FINANCIAL INFORMATION

------------------------------------------------------------------------------
     NEBRASKA BOOK COMPANY, INC.

     BALANCE SHEETS

                                                           September 30,     March 31,    September 30,
                                                               1998            1998           1997
     ASSETS                                                 -----------      ----------    -----------
     CURRENT ASSETS:
         Cash and cash equivalents                         $ 13,810,986     $ 5,806,890   $ 17,504,788
         Receivables                                         34,299,451      21,383,146     25,322,079
         Inventories                                         48,989,391      48,810,714     43,086,351
         Recoverable income tax                                       -       4,125,957              -
         Deferred income tax benefit                          1,183,529       1,183,529      1,156,540
         Prepaid expenses and other assets                      117,568         189,950         85,970
                                                            -----------      ----------     ----------
                  Total current assets                       98,400,925      81,500,186     87,155,728

     PROPERTY AND EQUIPMENT                                  30,427,825      28,716,839     27,108,262
         Less accumulated depreciation                       (6,914,186)     (5,984,932)    (4,596,827)
                                                            -----------      ----------     ----------
                                                             23,513,639      22,731,907     22,511,435

     GOODWILL AND OTHER INTANGIBLES, net of amortization     37,634,516      41,498,725     31,610,509

     OTHER ASSETS                                             2,773,148       2,798,270      1,491,430
                                                            -----------      ----------     ----------
                                                          $ 162,322,228   $ 148,529,088  $ 142,769,102
                                                            ===========     ===========    ===========
     LIABILITIES AND STOCKHOLDER'S EQUITY
     CURRENT LIABILITIES:
         Accounts payable                                  $ 25,425,404    $ 14,418,843   $ 18,648,416
         Accrued employee compensation and benefits           3,009,538       3,797,242      2,777,296
         Accrued interest                                     1,788,867       1,788,547      1,396,020
         Accrued expenses                                       624,957         498,740        494,872
         Income tax payable                                   1,794,696               -      1,151,508
         Deferred revenue                                     1,885,360         463,917              -
         Current maturities of long-term debt                 1,984,782       1,327,696        264,405
         Revolving credit facility                                    -       5,400,000              -
                                                            -----------      ----------     ----------
                  Total current liabilities                  36,513,604      27,694,985     24,732,517

     LONG-TERM DEBT, net of current maturities              168,311,596     169,257,327     79,327,628

     OTHER LONG-TERM LIABILITIES                                170,802         150,604        749,609

     STOCKHOLDER'S EQUITY (DEFICIT):
         Common stock, authorized 50,000
            shares of $1.00 par value;
            issued and outstanding 100 shares                       100             100            100
         Additional paid-in capital                          30,967,876      30,935,250     30,910,940
         Retained earnings (deficit)                        (73,641,750)    (79,509,178)     7,048,308
                                                            -----------      ----------     ----------
                  Total stockholder's equity (deficit)      (42,673,774)    (48,573,828)    37,959,348
                                                            -----------      ----------     ----------
                                                          $ 162,322,228   $ 148,529,088  $ 142,769,102
                                                            ===========     ===========    ===========
      See notes to financial statements.



     NEBRASKA BOOK COMPANY, INC.
------------------------------------------------------------------------------------------------------------------------------------
     STATEMENTS OF OPERATIONS
     (UNAUDITED)
                                                   Three Months Ended September 30,  Six Months Ended September 30,
                                                        1998            1997             1998            1997
                                                     ----------      ----------      -----------      -----------
     REVENUES, net of returns                      $ 96,852,839    $ 83,134,255    $ 127,131,017    $ 110,661,846

     COSTS OF SALES                                  61,061,954      53,342,157       78,623,723       69,648,343
                                                     ----------      ----------       ----------       ----------
                Gross profit                         35,790,885      29,792,098       48,507,294       41,013,503

     OPERATING EXPENSES:
        Selling, general and administrative          13,321,242      11,498,114       25,132,617       22,123,427
        Depreciation                                    530,167         579,876        1,059,451        1,128,052
        Amortization                                  1,600,371       1,184,089        3,367,422        2,293,281
        Stock compensation costs                              -         236,470                -          236,470
                                                     ----------      ----------       ----------       ----------
                                                     15,451,780      13,498,549       29,559,490       25,781,230
                                                     ----------      ----------       ----------       ----------
     INCOME FROM OPERATIONS                          20,339,105      16,293,549       18,947,804       15,232,273

     OTHER EXPENSES (INCOME):
        Interest expense                              4,536,229       2,743,522        9,140,210        5,470,087
        Interest income                                 (77,981)        (66,608)         (96,880)        (100,563)
        Other income                                   (109,366)       (143,149)        (187,419)        (255,189)
                                                     ----------      ----------       ----------       ----------
                                                      4,348,882       2,533,765        8,855,911        5,114,335
                                                     ----------      ----------       ----------       ----------
     INCOME BEFORE INCOME TAXES                      15,990,223      13,759,784       10,091,893       10,117,938

     INCOME TAX EXPENSE                               6,200,663       5,329,235        4,224,465        4,002,919
                                                     ----------      ----------       ----------       ----------
     NET INCOME                                     $ 9,789,560     $ 8,430,549      $ 5,867,428      $ 6,115,019
                                                     ==========      ==========       ==========       ===========


         See notes to financial statements.

         NEBRASKA BOOK COMPANY, INC.

         STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
         (UNAUDITED)
         -------------------------------------------------------------------------------------------------------------------------


                                                        Additional             Retained
                                            Common        Paid-in              Earnings
                                             Stock        Capital             (Deficit)       Total
                                          ------------  ----------------   --------------   ---------------

         BALANCE, April 1, 1997             $ 100      $ 30,763,790        $ 933,289      $ 31,697,179

              Contributed capital               -           147,150                -           147,150

              Net income                        -                 -        6,115,019         6,115,019
                                          --------  ----------------   --------------   ---------------

         BALANCE, September 30, 1997        $ 100      $ 30,910,940      $ 7,048,308      $ 37,959,348
                                          ========  ================   ==============   ===============


         BALANCE, April 1, 1998             $ 100      $ 30,935,250    $ (79,509,178)    $ (48,573,828)

              Contributed capital               -            32,626                -            32,626

              Net income                        -                 -        5,867,428         5,867,428
                                          --------  ----------------   --------------   ---------------

         BALANCE, September 30, 1998        $ 100      $ 30,967,876    $ (73,641,750)    $ (42,673,774)
                                          ========  ================   ==============   ===============


         See notes to financial statements.


        NEBRASKA BOOK COMPANY, INC.
------------------------------------------------------------------------------------------------------------------------
        STATEMENTS OF CASH FLOWS
        (UNAUDITED)
                                                                     Six Months Ended September 30,
                                                                           1998            1997
        CASH FLOWS FROM OPERATING ACTIVITIES:                            ---------      ---------
            Net income                                                 $ 5,867,428    $ 6,115,019
            Adjustment to reconcile net income to net cash flows
                from operating activities:
                Depreciation                                             1,059,451      1,128,052
                Amortization                                             4,037,844      2,630,799
                Original issue discount amortization                             -        150,000
                Loss on disposal of assets                                  22,392         80,451
                Changes in operating  assets and  liabilities,
                net of effect of acquisitions:
                    Receivables                                        (12,916,305)    (9,999,804)
                    Inventories                                           (178,677)     1,202,041
                    Recoverable income tax                               4,125,957        574,375
                    Prepaid expenses and other assets                       72,382        244,553
                    Other assets                                           166,588        315,127
                    Accounts payable                                    11,006,561      7,777,596
                    Accrued employee compensation and benefits            (787,704)      (182,779)
                    Accrued interest                                           320        130,140
                    Accrued expenses                                       126,217        141,930
                    Income taxes payable                                 1,794,696      1,151,508
                    Deferred revenue                                     1,421,443              -
                    Other liabilities                                       20,198        250,923
                                                                        ----------     ----------
                        Net cash flows from operating activities        15,838,791     11,709,931
        CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment                         (1,895,458)    (1,835,727)
            Bookstores acquisitions, net of cash acquired                        -       (674,000)
            Acquisition of other businesses                                      -     (1,451,928)
            Proceeds from sale of property and equipment                    31,883         18,345
            Software development costs                                    (107,230)      (157,152)
                                                                        ----------     ----------
                        Net cash flows from investing activities        (1,970,805)    (4,100,462)

        CASH FLOWS FROM FINANCING ACTIVITIES:
            Deferred financing costs                                      (207,871)             -
            Principal payments on long-term debt                          (288,645)       (81,645)
            Net payments on revolving credit facility                   (5,400,000)             -
            Capital contribution                                            32,626              -
                                                                        ----------     ----------
                        Net cash flows from financing activities        (5,863,890)       (81,645)
                                                                        ----------     ----------
        NET INCREASE IN CASH AND CASH EQUIVALENTS                        8,004,096      7,527,824

        CASH AND CASH EQUIVALENTS, Beginning of period                   5,806,890      9,976,964
                                                                        ----------     ----------
        CASH AND CASH EQUIVALENTS, End of period                      $ 13,810,986    $17,504,788
                                                                        ==========     ==========


            Supplemental disclosures of cash flow information:
                Cash paid (refunded) during the period for:
                        Interest                                       $ 8,233,975    $ 4,727,878
                                                                        ==========     ==========
                        Income taxes                                  $ (1,696,188)   $ 2,274,205
                                                                        ==========     ==========
           Noncash investing and financing activities:
                Common stock of parent contributed for
                  acquisition of other businesses                             $ -       $ 147,150
                                                                        ==========     ==========

        See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)
--------------------------------------------------------------------------------


1. Management Representations - The accompanying unaudited financial statements and notes thereto reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of Nebraska Book Company, Inc. (the "Company") and the results of the Company's operations for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform with current year presentation. These statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1998 included in the Company's Form S-4 Registration Statement (No. 333-48221).

2. Recapitalization - On February 13, 1998, the Company's parent, NBC Acquisition Corp. ("NBC") consummated a merger among NBC Merger Corp. (a newly created, indirect wholly-owned subsidiary of HWH Capital Partners, LP. ["HWH"]), NBC and certain shareholders of NBC pursuant to which the Company's outstanding debt and NBC's stock were restructured (the "Recapitalization"). Significant components of the Recapitalization, together with the applicable accounting effects, were as follows:

    (i) HWH contributed $45.6 million in capital to NBC Merger Corp., which was then merged into NBC, with NBC being the surviving corporation.
    (ii)Existing management shareholders of NBC reinvested approximately $4.4 million in NBC. HWH and management shareholders were reissued surviving corporation shares of NBC Class A Common Stock.
   (iii)The Company obtained approximately $170.0 million in new debt financing and retired substantially all of its existing debt. The early extinguishment of debt resulted in an extraordinary loss on the transaction.
    (iv)NBC obtained approximately $45.0 million in debt financing through the issuance of Senior Discount Debentures.
    (v) The Company paid a dividend of approximately $72.7 million to NBC to be utilized in the repurchase of NBC Common Stock and accrued approximately $2.6 million for additional costs of the Recapitalization.
    (vi)The Company agreed to purchase management's outstanding options under its 1995 Stock Incentive Plan, for a cash payment in lieu of the options. This resulted in stock based compensation of approximately $8.3 million for the year ended March 31, 1998. In addition, NBC agreed to purchase all outstanding warrants for approximately $16.7 million.
    (vii) NBC reacquired its outstanding shares of Class A and Class B Common Stock of certain shareholders for approximately $149.2 million. NBC accounted for this reacquisition of shares as a treasury stock transaction, and such reacquired shares were retired. As the new investor did not acquire substantially all of the common stock of NBC, a new basis of accounting was not established in connection with the Recapitalization.

    In connection with the Recapitalization, a transaction fee of $4.0 million was paid to HWH. Additionally, the Company reimbursed HWH approximately $0.1 million for expenses incurred by HWH in conjunction with the Recapitalization. NBC charged approximately $600,000 of such costs to additional paid-in capital as non-deductible costs of the Recapitalization. The Company recorded the remaining $3.5 million as debt issue costs and is amortizing such costs over the life of the related debt.

3.  Inventories - Inventories are summarized as follows:

                      September 30, 1998    March 31, 1998   September 30, 1997
    --------------------------------------------------------------------------
    Wholesale               $17,224,988      $23,974,308        $15,212,909
    College bookstores       29,623,300       21,889,631         26,764,137
    Other                     2,141,103        2,946,775          1,109,305
    ------------------------------------------------------------------------
    Inventories             $48,989,391      $48,810,714        $43,086,351
    ========================================================================

4. Long-Term Debt - On February 13, 1998, the Company obtained new financing as part of the Recapitalization. Such financing included a bank-administered Senior Credit Facility provided through a syndicate of lenders. The facility is comprised of a $27,500,000 term loan (Tranche A
     Loan), a $32,500,000 term loan (Tranche B Loan) and a $50,000,000 Revolving Credit Facility. The Revolving Credit Facility expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base which at any time is equal to a percentage of eligible accounts receivable and inventory. The borrowing base at September 30, 1998 was $38.7 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, LIBOR plus an applicable margin of up to 2.50%. Effective for fiscal years ending on or after March 31, 1999, the Senior Credit Facility requires excess cash flows as defined in the Credit Agreement to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. Additional funding of the Recapitalization included the proceeds of $110,000,000 face amount of 8.75% Senior Subordinated Notes due 2008.

     During the quarter ended June 30, 1998, the Company and NBC filed Form S-4 Registration Statements with the Securities and Exchange Commission for purposes of registering debt securities to be issued in exchange for the Company's Senior Subordinated Notes and NBC's Senior Discount Debentures. Such Registration Statements were declared effective by the Securities and Exchange Commission on July 14, 1998. All notes were tendered in the offer to exchange which was completed on August 13, 1998.

     During the quarter ended September 30, 1998, the Company entered into separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed LIBOR rate of 5.815% plus the applicable margin. The initial notional amount under each agreement is $29,859,375. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

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

6. Stock Based Compensation - On June 30, 1998, NBC's Board of Directors adopted the NBC Acquisition Corp. 1998 Performance Stock Option Plan (the "Plan"). This Plan provides for the granting of options to purchase 52,000 shares of NBC's Class A Common Stock to selected members of senior management of NBC and its affiliates. All options granted are intended to be nonqualified stock options, although the Plan also provides for incentive stock options. NBC will grant a portion of the available options in fiscal years 1999-2002 upon the attainment of pre-established financial targets. Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. The options will have an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. No options were granted as of September 30, 1998.

     On June 30, 1998, NBC's Board of Directors adopted the NBC Acquisition Corp. 1998 Stock Option Plan (the "Option Plan"). This Option Plan provides for the granting of options to purchase 31,000 shares of NBC's Class A Common Stock to selected employees, officers, and directors of NBC and its affiliates. All options granted are intended to be nonqualified stock options, although the Option Plan also provides for incentive stock options. NBC will grant such options at the discretion of a committee designated by the Board of Directors (the "Committee"). Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Incentive stock options will have an exercise price of not less than fair market value on the date the options are granted, while the Committee will determine the exercise price for nonqualified options, which may be below fair market value, at the time of grant. All options expire ten years from the date of grant. Subsequent to September 30, 1998, nonqualified stock options to purchase 13,200 shares of NBC's Class A Common Stock were granted at an exercise price of $52.47 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Quarter Ended September 30, 1998 Compared With Quarter Ended September 30, 1997.

Revenues. Revenues for the quarters ended September 30, 1998 and 1997 were as follows:

                                    1998             1997
                                   -------------------------
Wholesale operations               $45,465,854   $40,127,752
College bookstore operations        52,720,955    45,860,352
Complimentary services               5,048,473     2,525,848
Intercompany eliminations           (6,382,443)   (5,379,697)
                                   -------------------------
                                   $96,852,839   $83,134,255
                                   =========================

Revenues for the quarter ended September 30, 1998 increased $13.8 million, or 16.5%, to $96.9 million from $83.1 million for the quarter ended September 30, 1997. This increase was due to a $5.4 million, or 13.3 %, increase in wholesale sales, a $6.8 million, or 15.0 %, increase in college bookstore sales and a $2.5 million, or 99.9%, increase in revenues related to complementary services. Wholesale sales for the quarter ended September 30, 1998 increased to $45.5 million from $40.1 million for the quarter ended September 30, 1997. This increase in wholesale sales was due primarily to publisher price increases and unit volume sales growth. College bookstore sales for the quarter ended September 30, 1998 increased to $52.7 million from $45.9 million for the quarter ended September 30, 1997. The increase in college bookstore sales was primarily the result of five bookstores opened or acquired during the last half of fiscal 1998, the opening of one new store during the second quarter of fiscal 1999 and same store sales increases of 6.1%. Complimentary services sales for the quarter ended September 30, 1998 increased to $5.0 million from $2.5 million for the quarter ended September 30, 1997 due to the acquisition of Collegiate Stores Corporation on January 23, 1998. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

Gross profit. Gross profit for the quarter ended September 30, 1998 increased $6.0 million, or 20.1%, to $35.8 million from $29.8 million for the quarter ended September 30, 1997. This increase was primarily due to higher revenues, combined with an increase in gross margin percent. Gross margin for the quarter ended September 30, 1998 increased to 37.0% from 35.8% for the quarter ended September 30, 1997. This increase was primarily due to sales mix, including an increase in used textbook sales through the Company's bookstores, which generate an average gross margin of 58.0% compared to an average gross margin of 37.0% for wholesale sales.

Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended September 30, 1998 increased $1.8 million, or 15.9%, to $13.3 million from $11.5 million for the quarter ended September 30, 1997. Selling, general and administrative expenses as a percentage of revenues remained stable at 13.8% for the quarters ended September 30, 1998 and September 30, 1997. The increase in expense resulted primarily from the higher expense base associated with the Company's expansion of its operations in fiscal 1998 through bookstore and other business acquisitions.

Amortization expense. Amortization expense for the quarter ended September 30, 1998 increased $0.4 million, or 35.2%, to $1.6 million from $1.2 million for the quarter ended September 30, 1997. This increase resulted primarily from a full quarter of amortization on the goodwill associated with the fiscal 1998 acquisitions.

Interest expense, net. Interest expense, net for the quarter ended September 30, 1998 increased by $1.8 million, or 66.5%, to $4.5 million from $2.7 million for the quarter ended September 30, 1997 as a result of the additional debt incurred relating to the Recapitalization which occurred on February 13, 1998.

Income taxes. Income taxes for the quarter ended September 30, 1998 were recorded at an effective tax rate of 38.8% as compared with an effective tax rate of 38.7% for the quarter ended September 30, 1997.

Six Months Ended September 30, 1998 Compared With Six Months Ended September 30, 1997.

Revenues. Revenues for the six months ended September 30, 1998 and 1997 were as follows:

                                     1998             1997
                                   -------------------------
Wholesale operations               $64,522,785   $58,251,549
College bookstore operations        64,905,894    56,924,646
Complimentary services               8,432,584     5,091,108
Intercompany eliminations          (10,730,246)   (9,605,457)
                                   -------------------------
                                  $127,131,017  $110,661,846
                                   =========================

Revenues for the six months ended September 30, 1998 increased $16.4 million, or 14.9%, to $127.1 million from $110.7 million for the six months ended September 30, 1997. This increase was due to a $6.2 million, or 10.8 %, increase in wholesale sales, a $8.0 million, or 14.0%, increase in college bookstore sales and a $3.3 million, or 65.6%, increase in revenues related to complementary services. Wholesale sales for the six months ended September 30, 1998 increased to $64.5 million from $58.3 million for the six months ended September 30, 1997. This increase in wholesale sales was due primarily to publisher price increases and unit volume sales growth. College bookstore sales for the six months ended September 30, 1998 increased to $64.9 million from $56.9 million for the six months ended September 30, 1997. The increase in college bookstore sales was primarily the result of five bookstores opened or acquired during the last half of fiscal 1998, the opening of one new store during the second quarter of fiscal 1999 and same store sales increases of 5.3%. Complimentary services sales for the six months ended September 30, 1998 increased to $8.4 million from $5.1 million for the six months ended September 30, 1997 due to the acquisitions of Specialty Books, Inc. on May 1, 1997 and Collegiate Stores Corporation on January 23, 1998. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

Gross profit. Gross profit for the six months ended September 30, 1998 increased $7.5 million, or 18.3%, to $48.5 million from $41.0 million for the six months ended September 30, 1997. This increase was primarily due to higher revenues, combined with an increase in gross margin percent. Gross margin for the six months ended September 30, 1998 increased to 38.2% from 37.1% for the six months ended September 30, 1997. This increase was primarily due to sales mix, including an increase in used textbook sales through the Company's bookstores, which generate an average gross margin of 58.0% compared to an average gross margin of 37.0% for wholesale sales.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended September 30, 1998 increased $3.0 million, or 13.6%, to $25.1 million from $22.1 million for the six months ended September 30, 1997. Selling, general and administrative expenses as a percentage of revenues decreased to 19.8% for the six months ended September 30, 1998 from 20.0% for the six months ended September 30, 1997. The increase in expense resulted primarily from the higher expense base associated with the Company's expansion of its operations in fiscal 1998 through bookstore and other business acquisitions.

Amortization expense. Amortization expense for the six months ended September 30, 1998 increased $1.1 million, or 46.8%, to $3.4 million from $2.3 million for the six months ended September 30, 1997. This increase resulted primarily from a full six months of amortization on the goodwill associated with the fiscal 1998 acquisitions.

Interest expense, net. Interest expense, net for the six months ended September 30, 1998 increased by $3.6 million, or 68.4%, to $9.0 million from $5.4 million for the six months ended September 30, 1997 as a result of the additional debt incurred relating to the Recapitalization which occurred on February 13, 1998.

Income taxes. Income taxes for the six months ended September 30, 1998 were recorded at an effective tax rate of 41.9% as compared with an effective tax rate of 39.6% for the six months ended September 30, 1997. This increase is primarily the result of non-deductible amortization on goodwill associated with the fiscal 1998 acquisitions.

Liquidity and Capital Resources

        The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, and for capital expenditures. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facility. At September 30, 1998, the Company's total indebtedness was approximately $170.3 million, consisting of $59.7 million in Term Loans, $110.0 million of the Senior Subordinated Notes, and $0.6 million of other indebtedness.

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

        The Company's capital expenditures were $1.9 million and $1.8 million for the six months ended September 30, 1998 and 1997, respectively. The Company estimates that for fiscal 1999, approximately $2.5 million of capital expenditures will be required, primarily for maintenance. Capital expenditures consist primarily of bookstore opening costs, bookstore renovations and miscellaneous maintenance requirements. The Company believes that as a result of the availability of excess capacity in its distribution facilities, it will be able to pursue its strategy over the next several years without making significant additional capital expenditures to expand capacity. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

        There were no business acquisition expenditures in the six months ended September 30, 1998. Business acquisition expenditures were $2.1 million for the six months ended September 30, 1997. The Company estimates that for fiscal 1999, it will spend approximately $2.0 million on business acquisition expenditures.

        The Company's principal sources of cash to fund its future liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility. Net cash flows from operating activities for the six months ended September 30, 1998 were $15.8 million, an increase of $4.1 million from $11.7 million for the six months ended September 30, 1997. This increase was primarily due to higher uses of cash in the six months ended September 30, 1997 to fund estimated income tax liabilities.

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

        As of September 30, 1998, the Company could borrow up to $38.7 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at September 30, 1998. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations contained in the Senior Credit Facility.

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

          The Company has also distributed questionnaires to its vendors to assess exposure to vendors failing to be Year 2000 compliant. Based upon responses to such questionnaires, discussions with certain vendors, and information provided in trade publications, the Company believes that its vendors are taking steps to address the Year 2000 Issue and that there is not a material risk to the Company relating to vendor failure to address the Year 2000 Issue. Nonetheless, there can be no guarantee that the systems of other companies on which the Company's systems rely will be corrected in a timely manner.

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

        This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by or that include the words "may," "believes," "experts," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-
   looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition; ability to integrate recent acquisitions; loss or retirement of key members of management; increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in general economic conditions and/or in the markets in which the Company competes or may, from time to time, compete; and other risks detailed in the Company's Securities and Exchange Commission filings, in particular the aforementioned Form S-4 Registration Statement (No. 333-48221), all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II. OTHER INFORMATION


    Item 6. EXHIBITS

(a)     Exhibits

              27  Financial Data Schedule [EDGAR filing only]


                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Lincoln, Nebraska, on November 11, 1998.


                                    NEBRASKA BOOK COMPANY, INC.




                                   /s/ Mark  W. Oppegard
                                   ------------------------------
                                   Mark W. Oppegard
                                   Chief Executive Officer



                                   /s/ Bruce   E.  Nevius
                                   ------------------------------
                                   Bruce E. Nevius
                                   Chief Financial Officer and Treasurer