Form 10-Q
period 1999-06-30
NEBRASKA BOOK CO
filed 1999-08-13
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ X] No [ ]

Total number of shares of common stock outstanding as of August 12, 1999: 100 shares

                            Total Number of Pages: 14

                             Exhibit Index: Page 14

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------
                                                        (Unaudited)                      (Unaudited)
                                                          June 30,        March 31,         June 30,
                                                           1999             1999             1998
                                                        ----------      -----------       --------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                         $   5,270,567    $   4,059,660    $   4,964,261
    Receivables                                          22,648,480       20,838,546       21,537,394
    Inventories                                          73,852,504       49,878,561       66,780,007
    Recoverable income tax                                3,354,217            4,902        4,944,855
    Deferred income tax benefit                           1,491,693        1,468,156        1,183,529
    Prepaid expenses and other assets                       472,750          376,748          148,807
                                                       ------------      -----------      -----------
             Total current assets                       107,090,211       76,626,573       99,558,853

PROPERTY AND EQUIPMENT                                   33,572,110       31,212,534       29,843,943
    Less accumulated depreciation                        (8,589,721)      (8,024,049)      (6,404,741)
                                                       ------------      -----------      -----------
                                                         24,982,389       23,188,485       23,439,202

GOODWILL AND OTHER INTANGIBLES, net of amortization      43,322,643       35,562,090       40,104,631

OTHER ASSETS                                              4,718,942        4,313,208        3,243,123
                                                       ------------      -----------      -----------
                                                      $ 180,114,185    $ 139,690,356    $ 166,345,809
                                                       ============      ===========      ===========
LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                  $   9,582,525    $   9,200,870    $  13,434,831
    Accrued employee compensation and benefits            3,393,168        3,825,893        3,161,734
    Accrued interest                                      3,798,990        1,426,509        4,224,591
    Accrued expenses                                        648,474          681,725          508,096
    Deferred revenue                                        457,693          376,556          514,222
    Current maturities of long-term debt                  6,042,442        5,644,838        1,765,609
    Current  maturities of capital lease obligations        131,587             -                -
    Revolving credit facility                            31,800,000             -          25,500,000
                                                       ------------      -----------      -----------
             Total current liabilities                   55,854,879       21,156,391       49,109,083

LONG-TERM DEBT, net of current maturities               162,773,325      163,612,489      168,815,767

CAPITAL LEASE OBLIGATIONS, net of current maturities        159,139             -                -

OTHER LONG-TERM LIABILITIES                                 201,053          191,074          159,880

DUE TO PARENT                                             2,821,022        2,277,266          724,413

STOCKHOLDER'S DEFICIT:
    Common stock, voting, authorized
      50,000 shares of $1.00 par value;
      issued and outstanding 100 shares                         100              100              100
    Additional paid-in capital                           41,241,034       30,904,931       30,967,876
    Retained deficit                                    (82,936,367)     (78,451,895)     (83,431,310)
                                                       ------------      -----------      -----------
             Total stockholder's deficit                (41,695,233)     (47,546,864)     (52,463,334)
                                                       ------------      -----------      -----------
                                                      $ 180,114,185    $ 139,690,356    $ 166,345,809
                                                       ============      ===========      ===========

See notes to consolidated financial statements.

     NEBRASKA BOOK COMPANY, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS
     (UNAUDITED)
--------------------------------------------------------------------------------

                                                 Three Months Ended June 30,
                                                   1999                 1998
                                               ------------          -----------

     REVENUES, net of returns                  $ 32,397,165       $ 29,663,992

     COSTS OF SALES                              19,544,337         17,105,191
                                                -----------        -----------
                 Gross profit                    12,852,828         12,558,801

     OPERATING EXPENSES:

         Selling, general and administrative     13,107,490         11,811,375
         Depreciation                               585,985            529,284
         Amortization                             1,587,757          1,767,051
                                                -----------        -----------
                                                 15,281,232         14,107,710
                                                -----------        -----------

     LOSS  FROM OPERATIONS                       (2,428,404)        (1,548,909)

     OTHER EXPENSES (INCOME):

         Interest expense                         4,495,486          4,579,089
         Interest income                            (20,380)           (18,899)
         Other income                              (241,291)          (210,769)
                                                -----------        -----------
                                                  4,233,815          4,349,421
                                                -----------        -----------
     LOSS BEFORE INCOME TAXES                    (6,662,219)        (5,898,330)

     INCOME TAX BENEFIT                          (2,177,747)        (1,976,198)
                                                -----------        -----------
     NET LOSS                                  $ (4,484,472)      $ (3,922,132)
                                                ===========        ===========


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
(UNAUDITED)
-------------------------------------------------------------------------------------------


                                               Additional
                                 Common         Paid-in        Retained
                                  Stock         Capital         Deficit          Total
                               ------------  -------------  -------------    --------------
BALANCE,      April 1, 1998          $ 100    $ 30,935,250   $ (79,509,178)   $ (48,573,828)

     Contributed capital               -            32,626             -             32,626

     Net loss                          -               -        (3,922,132)      (3,922,132)
                               ------------  -------------  --------------   --------------

BALANCE,      June 30, 1998          $ 100    $ 30,967,876   $ (83,431,310)   $ (52,463,334)
                               ============  =============  ==============   ==============


BALANCE,      April 1, 1999          $ 100    $ 30,904,931   $ (78,451,895)   $ (47,546,864)

     Contributed capital               -        10,336,103             -         10,336,103

     Net loss                          -               -        (4,484,472)      (4,484,472)
                               ------------  -------------  --------------   --------------

BALANCE,      June 30, 1999          $ 100    $ 41,241,034   $ (82,936,367)   $ (41,695,233)
                               ============  =============  ==============   ==============




See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------------------
                                                              Three Months Ended June 30,

                                                                1999                1998
                                                             ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $ (4,484,472)       $ (3,922,132)
    Adjustments to reconcile net loss to net cash flows
        from operating activities:
        Depreciation                                            585,985             529,284
        Amortization of intangibles                           1,928,821           2,102,262
        (Gain) Loss on disposal of assets                        (9,515)             19,972
        Changes in operating  assets and  liabilities,
        net of effect of acquisitions:
            Receivables                                      (1,677,892)           (154,247)
            Inventories                                     (18,995,883)        (18,210,113)
            Recoverable income tax                           (3,034,587)           (570,807)
            Prepaid expenses and other assets                    38,606              41,143
            Other assets                                       (182,437)           (857,518)
            Accounts payable                                   (644,420)           (982,714)
            Accrued employee compensation and benefits         (676,482)           (635,508)
            Accrued interest                                  2,372,481           2,436,044
            Accrued expenses                                    (33,251)              9,356
            Income taxes payable                                   (965)                -
            Deferred revenue                                     81,137              50,305
            Other long-term liabilities                           9,979               9,276
            Due to parent                                       543,756             476,323
                                                            -----------         -----------
                Net cash flows from operating activities    (24,179,139)        (19,659,074)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                        (368,602)         (1,282,414)
    Bookstores acquisitions, net of cash acquired           (15,837,358)                -
    Proceeds from sale of property and equipment                 18,711              25,863
    Software development costs                                  (74,049)            (51,252)
                                                            -----------         -----------

                Net cash flows from investing activities    (16,261,298)         (1,307,803)



CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                    (32,477)             (4,731)
    Principal payments on long-term debt                       (441,560)             (3,647)
    Principal payments on capital lease obligations             (10,722)                -
    Net increase in revolving credit facility                31,800,000          20,100,000
    Capital contribution                                     10,336,103              32,626
                                                            -----------         -----------
                Net cash flows from financing activities     41,651,344          20,124,248
                                                            -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,210,907            (842,629)

CASH AND CASH EQUIVALENTS, Beginning of period                4,059,660           5,806,890
                                                            -----------         -----------
CASH AND CASH EQUIVALENTS, End of period                   $  5,270,567        $  4,964,261
                                                            ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
    Cash paid (refunded) during the period for:
        Interest                                           $  1,781,941        $  1,692,534
       Income taxes                                             314,049          (1,881,713)

See notes to consolidated financial statements.


NEBRASKA BOOK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. Management Representations - The balance sheet of Nebraska Book Company, Inc. (the "Company") at March 31, 1999 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and its wholly-owned subsidiary, Triro, Inc. (from June 4, 1999, date of acquisition) and the results of the Company's operations for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform with current year presentation. These statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1999 included in the Company's Annual Report on Form 10-K.

2. Acquisitions - Effective June 4, 1999, the Company acquired all of the outstanding common stock of Triro, Inc., an independent college bookstore operation with 17 retail bookstores located in Texas, New Mexico, and Arizona, for approximately $15.0 million, net of cash acquired. The Company accounted for this acquisition under the purchase method of accounting. Excess cost over fair value of net assets acquired of approximately $9.0 million has been recorded as goodwill and is being amortized over a period of three years. The results of operations for Triro, Inc. have been included in the consolidated results of the Company from the date of acquisition. The acquisition of Triro, Inc. was funded in part through a $10.3 million capital contribution from the Company's parent, NBC Acquisition Corp. (NBC). NBC raised the $10.3 million in capital through the sale of 197,001 shares of its Class A Common Stock to certain shareholders, including HWH Capital Partners, L.P. and members of senior management. The remaining funding was provided through available cash funds and borrowings under the Company's revolving credit facility. Also in conjunction with the acquisition of Triro, Inc., the Company established an irrevocable standby letter of credit for $52,000 which expires June 2, 2000.

    The following table summarizing unaudited pro forma financial information assumes the acquisition discussed above had occurred at the beginning of each period presented. The unaudited pro forma financial information is not necessarily indicative of what the actual results of operations would have been had the acquisition occurred at the beginning of each period presented, nor does it purport to indicate the results of future operations.

                                     Three Months Ended June 30,
                                     ---------------------------
                                          1999          1998
                                     ------------- -------------
         Pro Forma Information:
           Revenues, net of returns    $34,255,219   $31,608,632
           Net loss                     (5,165,587)   (4,984,772)


3. Inventories - Inventories are summarized as follows:
                                     June 30,      March 31,     June 30,
                                       1999          1999          1998
    ------------------------------------------------------------------------
    Wholesale                        $35,968,945   $25,944,411  $35,963,838
    College bookstores                34,747,571    21,400,003   28,494,196
    Complementary services             3,135,988     2,534,147    2,321,973
    ------------------------------------------------------------------------
    Inventories                      $73,852,504   $49,878,561  $66,780,007
    ========================================================================


4. Long-Term Debt - The Company's indebtedness includes a bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The borrowing base at June 30, 1999 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, LIBOR plus an applicable margin of up to 2.50%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement") to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. The fiscal 1999 excess cash flow payment of approximately $3.6 million is due September 29, 1999 and is included in the current maturities of long-term debt in the Company's consolidated financial statements. Additional indebtedness includes $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes").

 5. Segment Information - The following segment reporting information is provided in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

    The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 87 college bookstores located on or adjacent to college campuses. The complementary services segment includes book-related services such as a centralized buying service, distance education materials, and computer hardware and software.

    The Company accounts for intersegment sales as if the sales were to third parties (at current market prices). With the exception of cash and cash equivalents, certain receivables and other assets, and inventories, assets, net interest expense, and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the three months ended June 30, 1999 and 1998.

                                                               College
                                                 Wholesale    Bookstore  Complementary
                                                Operations    Operations    Services       Total
                                               --------------------------- ------------ -------------
      Three months ended June 30, 1999:
        External customer revenues             $ 16,404,083 $ 13,055,287  $ 2,937,795  $ 32,397,165
        Intersegment revenues                     4,887,613            -      188,775     5,076,388
        Depreciation and amortization expense        70,577    1,058,798      462,196     1,591,571
        Income (loss) before interest and taxes   4,710,253   (4,509,501)    (654,771)     (454,019)

     Three months ended June 30, 1998:
       External customer revenues              $ 14,932,726 $ 12,184,939  $ 2,546,327  $ 29,663,992
       Intersegment revenues                      4,124,205            -      223,598     4,347,803
       Depreciation and amortization expense         71,267      733,437      423,518     1,228,222
       Income (loss) before interest and taxes    4,747,252   (3,434,612)    (733,241)      579,399

    The following  table  reconciles  segment  information  presented above with
    consolidated   information  as  presented  in  the  consolidated   financial
    statements for the three months ended June 30, 1999 and 1998.

                                                    Three Months Ended June 30,
                                                        1999          1998
                                                   ------------- -------------
      Revenues:
        Total for reportable segments               $ 37,473,553  $ 34,011,795
        Elimination of intersegment revenues          (5,076,388)   (4,347,803)
                                                    ------------  ------------
          Consolidated total                        $ 32,397,165  $ 29,663,992
                                                    ============= =============

      Depreciation and Amortization Expense:
        Total for reportable segments               $  1,591,571  $  1,228,222
        Corporate administration                         582,171     1,068,113
                                                   -------------  ------------
          Consolidated total                        $  2,173,742  $  2,296,335
                                                   =============  ============

     Income (Loss) Before Interest and Taxes:
       Total for reportable segments                $   (454,019) $    579,399
       Unallocated corporate administrative costs     (1,733,094)   (1,917,539)
                                                   -------------  ------------
         Consolidated loss before interest and taxes  (2,187,113)   (1,338,140)
       Interest expense, net                          (4,475,106)   (4,560,190)
                                                   -------------  ------------
         Consolidated loss before income taxes      $ (6,662,219)  $(5,898,330)
                                                   =============  ============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

6. Accounting Standards Not Adopted - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement becomes effective, and will be adopted by the Company, in the first quarter of fiscal 2002. The impact on the Company's financial position and results of operations is not expected to be material.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 Compared With Quarter Ended June 30, 1998.

Revenues. Revenues for the quarters ended June 30, 1999 and 1998 and the corresponding increase (decrease) in revenues were as follows:

                                                                Increase (Decrease)
                                                            --------------------------
                                    1999          1998         Amount      Percentage
                                ------------- ------------- -------------- -----------
  Wholesale operations          $ 21,291,696  $ 19,056,931    $ 2,234,765      11.7 %
  College bookstore operations    13,055,287    12,184,939        870,348       7.1 %
  Complementary services           3,126,570     2,769,925        356,645      12.9 %
  Intercompany eliminations       (5,076,388)   (4,347,803)      (728,585)     16.8 %
                                ------------- ------------- -------------- -----------
                                $ 32,397,165  $ 29,663,992    $ 2,733,173       9.2 %
                                ============= ============= ============== ===========

The increase in wholesale revenues for the quarter ended June 30, 1999 was due primarily to publisher price increases and a decline in sales returns as a percentage of revenues. The increase in college bookstore revenues was attributable to the net addition of 28 new college bookstores either through acquisition or startup since June 30, 1998, including 17 new bookstores added through the Triro, Inc. acquisition, which occurred on June 4, 1999. The $1.2 million increase in revenues attributable to new college bookstores was offset by a 2.5% decrease in same store revenues. Same store revenues were down primarily due to lower general merchandise sales at stores located near colleges that achieved prominent collegiate athletic championships during 1998. Complementary services revenues increased primarily due to growth in the Company's distance education program. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

Gross profit. Gross profit for the quarter ended June 30, 1999 increased $0.3 million, or 2.3%, to $12.9 million from $12.6 million for the quarter ended June 30, 1998. This increase was primarily due to higher revenues, combined with a decrease in gross margin percent. Gross margin for the quarter ended June 30, 1999 decreased to 39.7% from 42.3% for the quarter ended June 30, 1998. The decrease was primarily due to sales of books remaining from the Company's new book program, which was discontinued in the fourth quarter of fiscal 1999. These new books, which are primarily being sold as used books, have a higher cost basis than the used textbooks purchased from students. Accordingly, the sale of these books has a negative impact on gross margin. The future sale of the final set of books from this program should not have a material effect on gross profit for any future quarterly period of the Company.

Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended June 30, 1999 increased $1.3 million, or 11.0%, to $13.1 million from $11.8 million for the quarter ended June 30, 1998. Selling, general and administrative expenses as a percentage of revenues were 40.5% and 39.8% for the quarters ended June 30, 1999 and June 30, 1998, respectively. The increase in expense resulted primarily from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups. Additionally, the Company incurred all severance costs associated with the resignation of the Company's chief financial officer in the quarter ended June 30, 1999.

Amortization expense. Amortization expense for the quarter ended June 30, 1999 decreased $0.2 million, or 10.1%, to $1.6 million from $1.8 million for the quarter ended June 30, 1998. This decrease was the result of a non-compete agreement becoming fully-amortized in August, 1998 and is partially offset by additional amortization of goodwill related to recent acquisitions, including Triro, Inc.

Loss before interest and taxes. The loss before interest and taxes for the quarter ended June 30, 1999 increased $0.9 million to $(2.2) million from $(1.3) million for the quarter ended June 30, 1998. Due to the seasonality of the Company's revenues and its relatively fixed operating costs, it has historically experienced losses in the first quarter. Only 14% of the Company's annual revenues for fiscal 1999 occurred in the three months ended June 30, 1998. The impact of seasonality on earnings was compounded by the acquisition/startup of 28 college bookstores since June 30, 1998 (including 22 in the three months ended June 30, 1999), which resulted, as anticipated, in an increase in selling, general and administrative expenses as a percentage of revenues. While the Company's growth in its college bookstore operations resulted in increased losses for the three months ended June 30, 1999, management believes that such growth will have a positive impact on earnings on an annual basis. As described above, severance costs and lower margins on sales of books remaining from the Company's discontinued new book program also contributed to the increase in loss before interest and taxes.

Income taxes. The Company's effective tax rate for the quarter ended June 30, 1999 was 32.7% as compared to 33.5% for the quarter ended June 30, 1998. This decrease in benefit is primarily the result of non-deductible amortization on goodwill associated with the Triro, Inc. acquisition.

Liquidity and Capital Resources

        The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, and for capital expenditures. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facility. At June 30, 1999, the Company's total indebtedness was approximately $200.9 million, consisting of $58.2 million in Term Loans, $110.0 million of the Senior Subordinated Notes, $31.8 million under the Revolving Credit Facility and $0.9 million of other indebtedness, including capital lease obligations.

        Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and B Loans, the Company is required to make principal payments totaling approximately $5.6 million in fiscal 2000, $4.2 million in fiscal 2001, $6.0 million in fiscal 2002, $6.5 million in fiscal 2003, $8.1 million in fiscal 2004, $10.7 million in fiscal 2005 and $17.6 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility) towards Tranche A and B Loan principal balances. The aforementioned scheduled principal payments have been adjusted to reflect an anticipated excess cash flow payment for the year ended March 31, 1999 of approximately $3.6 million, which is due September 29, 1999 and is included in the current maturities of long-term debt in the Company's consolidated financial statements. Loans under the Senior Credit Facility bear interest at floating rates based upon the interest rate option selected by the Company. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008.

        The Company's capital expenditures were $0.4 million and $1.3 million for the three months ended June 30, 1999 and 1998, respectively. The Company estimates that for fiscal 2000, approximately $2.5 million of capital expenditures will be required, primarily for maintenance. Capital expenditures consist primarily of bookstore opening costs, bookstore renovations, computer upgrades and miscellaneous maintenance requirements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

        Business acquisition expenditures were $15.8 million for the three months ended June 30, 1999. Such expenditures included the acquisition of Triro, Inc. and two college bookstores in Florida. There were no business acquisition expenditures in the quarter ended June 30, 1998.

        The Company's principal sources of cash to fund its normal future liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each semester (May and December). Net cash flows used in operating activities for the three months ended June 30, 1999 were $24.2 million, an increase of $4.5 million from $19.7 million for the three months ended June 30, 1998. This increase was primarily due to higher uses of cash in the three months ended June 30, 1999 to fund increases in accounts receivable and recoverable income tax. Future acquisitions, if any, may require additional debt or equity financing.

        Access to the Company's principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The Senior Credit Facility restricts the Company's ability to make loans or advances and pay dividends, except that, among other things, the Company may pay dividends to NBC (i) after August 15, 2003 in an amount not to exceed the amount of interest required to be paid on

NBC's Senior Discount Debentures and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes due by NBC. The indenture governing the Senior Subordinated Notes (the "Indenture") restricts the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to pay dividends or make other Restricted Payments (as defined in the Indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the Indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the Indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. Such restrictions are not expected to impact the Company's ability to meet its cash obligations.

        As of June 30, 1999, the Company could borrow up to $50.0 million under the Revolving Credit Facility. Of the amount available, $31.8 million was drawn by the Company. Additionally, in conjunction with certain bookstore acquisitions, the Company established irrevocable standby letters of credit for $142,000 which expire between October and June, 2000. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations contained in the Senior Credit Facility.

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

Impact of Inflation

          The Company's results of operations and financial condition are presented based upon historical costs. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have not been material. However, there can be no assurance that during a period of significant inflation, the Company's results of operations would not be adversely affected.

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

        The Company is currently in the process of identifying and evaluating potential risks associated with the Year 2000 Issue on non-information technology systems (i.e., telecommunications, heating and cooling, security, electrical and freight). Although potentially disruptive, management does not believe that such Year 2000 Issue system difficulties will adversely affect day-to-day operations at the Company's retail locations. In a most likely worst case scenario, difficulties encountered with the telecommunications and freight systems could potentially hinder the Company's ability to receive and ship wholesale orders. Contingency plans are being developed to minimize the effect of any such disruptions on day-to-day operations.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in LIBOR interest rates. Of the $200.9 million in long-term debt and capital lease obligations outstanding at June 30, 1999, approximately $90.0 million is subject to fluctuations in the LIBOR rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements to effectively convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed LIBOR rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). The current notional amount under each agreement is approximately $29.1 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

Certain quantitative market risk disclosures have changed significantly since March 31, 1999 as a result of an upward movement in interest rates. The following table reflects significant changes in the risks disclosed at March 31, 1999. Weighted average variable rates are based on implied forward rates in the yield curve as of the date specified.

                                               June 30,       March 31,
                                                 1999           1999
                                            -------------- --------------
     Fair Values:
       Fixed rate debt                      $ 110,951,097  $ 112,061,953
       Interest rate swaps                        447,849       (564,380)

     Overall Weighted Average Interest Rates:
       Variable rate debt                            8.84%          8.12%
       Interest rate swap receive rate               6.23%          5.54%

                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        2.1 Agreement for Purchase and Sale of Stock, dated as of May 26, 1999 between and among Nebraska Book Company, Inc., Dennis Rother, and Larry Rother, filed as Exhibit 2.1 to Nebraska Book Company, Inc. Form 8-K dated June 4, 1999, is incorporated herein by reference.

        10.1 First Amendment, dated as of May 21, 1999, to the Credit Agreement, dated as of February 13, 1998 among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank, and certain other financial institutions.

        27        Financial Data Schedule [EDGAR filing only]

(b)     Reports On Form 8-K

        Current Report on Form 8-K dated June 4, 1999 reporting the acquisition of Triro, Inc.


                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Lincoln, Nebraska, on August 12, 1999.


                                          NEBRASKA BOOK COMPANY, INC.




                                          /s/  Mark W. Oppegard
                                          ---------------------------
                                          Mark W. Oppegard
                                          President, Chief Executive Officer and
                                          Director



                                          /s/ Alan G. Siemek
                                          ---------------------------
                                          Alan G. Siemek
                                          Treasurer, Chief Financial
                                          Officer and Assistant Secretary