Form 10-K
period 2000-03-31
NEBRASKA BOOK CO
filed 2000-06-23
CIK 1056758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to__________.


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    THERE ARE NO SHARES OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

    THERE WERE 100 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 20, 2000.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE


                            Total Number of Pages: 58

                             Exhibit Index: PAGE 58

                                TABLE OF CONTENTS


PART I:

Item 1       Business......................................................... 3
Item 2       Properties.......................................................13
Item 3       Legal Proceedings................................................14
Item 4       Submission of Matters to a Vote of Security Holders..............14

PART II:

Item 5       Market for Registrant's Common Equity and Related
               Stockholder Matters............................................15
Item 6       Selected Financial Data..........................................15
Item 7       Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................16
Item 7A      Quantitative and Qualitative Disclosures about Market Risk.......22
Item 8       Financial Statements and Supplementary Data......................24
Item 9       Changes in and Disagreements with Accountants on Accounting and
     `         Financial Disclosure...........................................43

PART III:

Item 10     Directors and Executive Officers of the Registrant................44
Item 11     Executive Compensation............................................46
Item 12     Security Ownership of Certain Beneficial Owners and Management....48
Item 13     Certain Relationships and Related Transactions....................49

PART IV:

Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..51
Signatures....................................................................55
Supplemental Information to be Furnished......................................55
Financial Statement Schedule II - Valuation and Qualifying Accounts...........56
Exhibit Index.................................................................58

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

    Concurrently with the consummation of the Merger, the Company entered into a senior secured credit agreement (the "Credit Agreement") with The Chase Manhattan Bank ("Chase"), as administrative agent, and other lenders providing for the following facilities (the "Senior Credit Facility"): (i) a $50.0 million revolving credit facility maturing on March 31, 2004 which was undrawn at closing (the "Revolving Credit Facility"); (ii) a $27.5 million tranche A term loan, maturing on March 31, 2004 (the "Tranche A Term Loan"); and (iii) a $32.5 million tranche B term loan, maturing on March 31, 2006 (the "Tranche B Term Loan" and, together with the Tranche A Term Loan, the "Term Loans"). In addition, the Company also raised approximately $103.6 million from the issuance of senior subordinated notes (the "Senior Subordinated Notes") and NBC raised a total of $91.6 million through (i) the sale of approximately $45.6 million of NBC Acquisition Corp. Class A Common Stock to HWH (the "Stock Sale"); (ii) the reinvestment of approximately $4.4 million in NBC Acquisition Corp. Class A Common Stock by the Company's senior management (the "Reinvestment"); and (iii) net proceeds of approximately $41.6 million from the issuance of senior discount debentures (the "Senior Discount Debentures").

    The Merger, the repayment of substantially all of the Company's outstanding indebtedness, the Stock Sale, the Reinvestment, the issuance by the Company of the Senior Subordinated Notes, the issuance by NBC of the Senior Discount Debentures, the Company's borrowings under the Senior Credit Facility and the application of all proceeds thereof are collectively referred to as the "Recapitalization."

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

GENERAL

    The Company is one of the largest wholesale distributors of used college textbooks in North America, offering over 100,000 textbook titles and selling more than 7.5 million books annually primarily to campuses located in the United States . In addition, as of June 20, 2000, the Company owns or manages 100 bookstores on or adjacent to college campuses through which it sells a variety of new and used textbooks and general merchandise. The Company is also a leading provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, the Company provides the college bookstore industry with a variety of services including in-store promotions, buying programs, marketing services and proprietary information systems. With origins dating to 1915, the Company has built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.

    The Company entered the wholesale used textbook market following World War II, when the supply of new textbooks could not meet the demand created by the return of ex-GI students. In 1964, the Company became a national, rather than regional, wholesaler of used textbooks as a result of its purchase of The College Book Company of California. During the 1970's the Company continued its focus on the wholesale business. However, realizing the synergies that exist between wholesale operations and college bookstore operations, in the 1980's it expanded its efforts in the college bookstore market with a new strategy. Under this new strategy the Company operates bookstores on or near larger campuses, typically where the institution-owned college bookstore is contract-managed by a competitor or where the Company does not have a significant wholesale presence. Today, the Company services the college bookstore industry through its wholesale, college bookstore and complementary services operations.

    WHOLESALE. The Company is one of the largest wholesale distributors of used college textbooks in North America. Its wholesale operations consist primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. The Company purchases used textbooks from and resells them to college bookstores at many of the nation's largest college campuses, including: University of Texas, University of Southern California, Indiana University, University of Arizona, Brigham Young University, University of Washington and University of Minnesota. Historically, because the demand for used textbooks has consistently outpaced supply, the Company's wholesale sales have been determined primarily by the amount of used textbooks that it could purchase. The Company's strong relationships with the management of independently-owned college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. The Company provides an internally-developed BUYER'S GUIDE to its wholesale customers, which lists over 41,000 textbook titles with such details as author, new copy retail price and the Company's repurchase price.


    COLLEGE BOOKSTORES. College bookstores are the primary outlets for sales of new and used textbooks to students. As of June 20, 2000, the Company operated 100 college bookstores on or adjacent to college campuses of which 14 are operated on physical premises which are owned by and leased from the educational institution (i.e., "contract-managed"). Its college bookstores are located at some of the nation's largest college campuses including: University of Nebraska, University of Michigan, University of Maryland, Arizona State University, Pennsylvania State University, University of Kansas, Michigan State University, University of California - Berkeley, Texas A&M University, University of
Tennessee and University of Texas. In addition to generating profits, the Company's college bookstore operations provide an exclusive source of used textbooks for sale across the Company's wholesale distribution network.


    COMPLEMENTARY SERVICES. In fiscal 1998, the Company completed two acquisitions representing new initiatives for it in the college bookstore industry. In January 1998, the Company acquired Connect 2 One (formerly Collegiate Stores Corporation), a centralized buying service for over 430 college bookstores across the United States. Through the enhanced purchasing power of such a large group of bookstores, participating bookstores are able to purchase certain general merchandise at lower prices than those that would be paid by the stores individually. Bookstores participating in Connect 2 One's ("C2O") programs also provide the Company with another potential source of used textbooks. With its acquisition of Specialty Books, Inc. ("Specialty Books") in May 1997, the Company entered the distance education market, which consists of providing education materials to students in nontraditional college and other courses (such as correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet). Other services offered to college bookstores include the sale of computer hardware and software, such as the Company's turnkey bookstore management software, and related maintenance contracts. During fiscal 2000, the Company also began licensing certain software to college bookstores related to E-commerce (see further discussion below under Business Strategy). These services generate revenue and assist the Company in enhancing and developing customer relationships.

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

    CAPITALIZE ON COLLEGE BOOKSTORE OPPORTUNITIES. The Company intends to increase revenues for its college bookstore operations by acquiring and opening bookstores at selected college campuses and offering additional specialty products and services at its existing bookstores. The Company also believes there are opportunities to improve cash flow at its college bookstores by reducing certain selling, general and administrative expenses and by realizing economies of scale through increased purchasing power for general merchandise as a result of its ownership of C2O.

    CAPITALIZE ON E-COMMERCE OPPORTUNITIES. The Company expects to enhance its own bookstores' E-commerce capabilities through software products that the Company has been developing. In addition, the Company also expects that it will benefit from the marketing of these products to other bookstores through several agreements related to these software products that it has entered into with another entity.


    During fiscal 2000, the Company began developing and marketing WebPRISM, an innovative software solution that allows bookstores to launch their own E-commerce site and effectively compete against online-only textbook sellers. This software solution enables bookstores to offer textbooks and traditional store merchandise on their websites. Additionally, the Company was developing CampusHub, E-commerce technology that will enable bookstores to offer non-traditional goods and services from brand name consumer companies on their websites.

    Subsequent to March 31, 2000, the Company entered into several agreements related to these software products with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. In connection with these agreements, the Company has licensed these products to TheCampusHub.com, Inc. who will assume the on-going marketing, operating and further development costs for these products. The three-year license agreement requires the payment of $500,000 per year from TheCampusHub.com, Inc. to the Company and also gives TheCampusHub.com, Inc. the option to purchase the software products from the Company at any time during the term of the agreement. The annual license payment is payable even if the purchase option is exercised before the end of the three-year term. The Company will also provide certain management services to TheCampusHub.com, Inc. for three years in return for approximately $500,000 per year plus reimbursement of certain other direct costs. In connection with these agreements, the Company also acquired the option to purchase 25% of the initial common shares outstanding of TheCampusHub.com, Inc.


    The Company expects that it will benefit from such arrangements as it is able to obtain advanced E-commerce technology for its own bookstores without encumbering its core business with the capital investments and operating costs necessary to complete the development and marketing of these products. In addition, the Company expects that the license and management fees will provide an additional source of cash flow for the Company. Lastly, the Company believes that it will share, by virtue of its equity option in TheCampusHub.com, Inc., in future economic value, if any, created by the on-going efforts related to the software products.

    PURSUE ADDITIONAL GROWTH OPPORTUNITIES. The Company intends to aggressively pursue selected growth opportunities in several related markets, including:

  o BUYING SERVICES. The Company believes that its ownership of C2O will enhance the relationship with the Company's customers by leveraging its capabilities as being a full-service provider within the college bookstore industry. This will give the Company access to all of C2O's marketing services and vendor programs.

  o DISTANCE EDUCATION. The distance education market continues to grow due to the increased popularity of correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet. Through Specialty Books, the Company believes that it is well positioned to take advantage of this growth trend.


INDUSTRY OVERVIEW

    Based on recent industry trade data, the college bookstore industry remains strong, with approximately 5,000 college stores generating annual sales of approximately $8.9 billion to college students and other consumers in North
America. Sales of textbooks and other education materials used for classroom instruction comprise approximately two-thirds of this amount. The Company expects this market will continue to grow as a result of anticipated increases in enrollment at U.S. colleges attributable to the children of the baby boom generation entering the college population.

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

    College bookstores begin to place orders with used textbook wholesalers once professors determine which books will be required for their upcoming courses, usually by the end of May for the fall semester and the end of November for the spring semester. Bookstore operators must first determine their allocation between new and used copies for a particular title but, in most cases, they will order an ample supply of used books because: (i) used book demand from students is typically strong and consistent; (ii) many operators only have access to a limited supply from wholesalers and believe that not having used book alternatives could create considerable frustration among students and with the college administration; (iii) bookstore operators earn higher margins on used books than on new books; and (iv) both new and used books are sold with return privileges, eliminating any overstock risk (excluding freight charges) to the college bookstore.

    New textbook ordering usually begins in June, at which time the store operator augments its expected used book supply by ordering new books. By this time, publishers typically will have just implemented their annual price increases. These regular price increases, which historically have run 3.0% to 5.0%, allow the Company and its competitors to buy used textbooks based on old list prices (in May) and to almost simultaneously sell them based on new higher prices, thereby creating an immediate margin increase.

    While price is an important factor in the store operator's purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in the Company's market are rare. However, in the past two to three years, the Company introduced its exclusive supply program to the industry. This program has grown from approximately 75 participating bookstores at the end of fiscal 1999 to approximately 200 participating bookstores at the end of fiscal 2000. Since the Company is usually able to sell the vast majority of the used textbooks it is able to purchase, its ability to obtain sufficient supply is the critical factor for the Company's success.

    COLLEGE BOOKSTORE MARKET. College stores generally fall into three categories: (i) INSTITUTIONAL -- stores that are primarily owned and operated by institutions of higher learning (represents approximately 60.0% of the market);
(ii) CONTRACT-MANAGED -- stores owned by institutions of higher learning and managed by outside, private companies, typically found on-campus (represents approximately 25.0% of the market); and (iii) INDEPENDENT STORES -- privately owned and operated stores, generally located off campus (represents approximately 15.0% of the market). In general, the "captive" portion of the college bookstore market includes those contract-managed stores that sell their used textbooks to affiliated companies, and institutional and independent stores to the extent that such used textbooks are repurchased from students and are retained by the bookstore for resale without involving a wholesaler.

    The Company believes that sales at its college bookstores will continue to grow as a result of increased enrollment at colleges and due to the increasing number of products and services offered in these bookstores, including E-commerce capabilities provided through the WebPRISM and CampusHub software products described earlier. In addition, it believes that as a result of the development and implementation of management information systems to improve productivity and customer service, as well as to more easily and efficiently track and manage inventory, the profitability of its college bookstores will increase.

PRODUCTS AND SERVICES

     WHOLESALE.   The  Company's   wholesale   operations  are  engaged  in  the
procurement and redistribution of textbooks on college campuses primarily across the United States.

    The Company also publishes the BUYER'S GUIDE, which lists over 41,000 textbooks according to author, title, new copy retail price and the Company's repurchase price. The BUYER'S GUIDE is an important part of the Company's inventory control and book procurement system. The Company updates and reprints the BUYER'S GUIDE ten times each year and makes it available in both print and various electronic formats, including on all of the Company's proprietary information systems. A staff of dedicated professionals gathers information from all over the country in order to make the BUYER'S GUIDE into what the Company believes to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. The Company also maintains a database of over 169,000 titles in order to better serve its customers.


    COLLEGE BOOKSTORES. As of June 20, 2000,the Company operated 100 college bookstores on or adjacent to college campuses of which 14 are contract-managed by the Company. These bookstores sell a wide variety of used and new textbooks, general books and assorted general merchandise, including apparel, sundries and gift items. Over the past three years, revenues of the Company's bookstores from activities other than used and new textbook sales have been between 25.8% and 31.5% of total revenues. The Company has been, and intends to continue, selectively expanding its product offerings at its bookstores in order to increase sales and profitability. The Company also intends to install WebPRISM and CampusHub in all of its own bookstores, thereby allowing its bookstores to further expand product offerings and compete with online-only textbook sellers.

    The college bookstore operations also provide consulting services to other college bookstores. Using their industry experience, the Company's specialists work with college bookstore managers to provide them with systems and support services. The Company offers assistance in areas such as store planning, systems and merchandise layouts.

    COMPLEMENTARY SERVICES. As a result of the Company's acquisition of C2O in January 1998, it is able to offer a variety of products and services to C2O's participating college bookstores. C2O offers apparel and general merchandise through discount programs, develops and executes marketing programs and hosts trade shows at which vendor's showcase their products. As a centralized buying service for over 430 participating college bookstores including the Company's own bookstores, C2O has evolved into a buying group with substantial purchasing power.

    C2O offers a shopping bag program to college bookstores. This shopping bag program provides bookstores the opportunity to purchase customized bags at a substantial discount while the Company generates a profit due to receipt of revenue from advertising inserts which are placed inside the bags. Other C2O marketing services include a freight savings program, a check authorization program, and retail display allowances for magazine displays.

    C2O also provides an opportunity for interaction and exchange among buyers and between buyers and vendors to the college bookstore market through an annual trade show, which is held in February/March. Vendors pay C2O for the opportunity to attend these trade shows.

    Additionally, a staff of experienced C2O professionals consult with the management of bookstores both by telephone and in person. Services offered include strategic planning, store review, merchandise planning and help with other operational aspects of the business. While consulting has historically represented a relatively small component of C2O's business, it is nonetheless strategically important to the ongoing success of this aspect of the Company's business.

    With its acquisition of Specialty Books in May 1997, the Company entered the market for distance education products and services. Currently, the Company provides students at over 60 colleges with textbooks and materials for use in distance education courses, and is a leading provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. The Company believes the fragmented distance education market represents an opportunity for the Company to leverage its fulfillment and distribution expertise in a rapidly growing sector. Beyond textbooks, the Company offers services and specialty course materials to distance education students including videotape duplication and shipping, shipping of specialty, nontextbook course materials and a sales and ordering function. Students can order distance education materials from the Company over the Internet. The Company believes it can continue to significantly increase the service operations revenues from distance education products over the next several years.

    Other services offered to college bookstores include services related to the Company's turnkey bookstore management software and the sale of other software and hardware, and related maintenance contracts. These services generate revenue and assist the Company in gaining access to new sources of used textbooks. The Company has an installed base of over 300 college bookstore locations for its textbook management control systems, and it has installed its proprietary total store management system at over 300 college bookstore locations. In total, including the Company's own bookstores, over 600 college bookstore locations utilize the Company's software products.

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

These 40 account representatives (as of March 31, 2000) are responsible for procuring used textbooks from students, marketing the Company's services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of the Company's systems products. The Company has been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the wholesale strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more books to the Company; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, Company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; and (v) providing working capital flexibility for bookstores making substantial purchases.

    The two major used textbook purchasing seasons are at the end of each academic semester, May/June and December/January. Although the Company makes book purchases during other periods, the inventory purchased in May, before publishers announce their price increases in June and July, allows the Company to purchase inventory based on the lower retail prices of the previous year. The combination of this purchasing cycle and the fact that the Company is able to sell its inventory in relation to retail prices for the following year permits the Company to realize additional gross profit. The Company advances cash to its representatives during these two periods, and the representatives in turn buy books directly from students, generally through the on-campus bookstore.

    After the Company purchases the books, the Company arranges for shipment to one of its two warehouses (Nebraska and California) via common carrier. At the warehouse, the Company refurbishes damaged books and categorizes and shelves all other books in a timely manner, and enters them into the Company's on-line inventory system. These two locations function as one facility allowing customers to access inventory at both locations.

    Customers place orders by phone, mail, fax or other electronic method. Upon receiving an order, the Company removes the books from available inventory and holds them for future shipping. Customers may return books within 60 days after the start of classes if a written request is enclosed. Returns currently average approximately 20.3% of sales and generally are attributable to course cancellations or overstocking. The majority of returns are textbooks that the Company is able to resell for the next semester.

COLLEGE BOOKSTORE OPERATIONS

    An important aspect of the Company's business strategy is a program designed to reach new customers through the opening or acquisition of bookstores adjacent to college campuses. In addition to generating sales of new and used textbooks and general merchandise, these outlets enhance the Company's wholesale operations by increasing the inventory of used books purchased from the campus.

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

    The Company tailors each of its own bookstores to fit the needs and lifestyles of the campus on which it is located. Individual bookstore managers are given significant planning and managing responsibilities, including, hiring employees, controlling cash and inventory, and purchasing and merchandising product. The Company has staff specialists to assist individual bookstore managers in such areas as store planning, merchandise layout and inventory control.

    As of June 20, 2000 the Company operated 100 college bookstores nationwide, having expanded from 35 bookstores in 1995. During fiscal 2000 the Company purchased/established 35 new bookstores located in Arizona, California, Florida, Michigan, New Mexico, Ohio, Tennessee, and Texas, adding estimated combined annual revenues in excess of $45.7 million. The fiscal 2000 acquisitions included Triro, Inc., a chain of 17 college bookstores located in Arizona, New Mexico, and Texas, and Ned's Bookstores, a chain of 11 college bookstores located in California and Michigan. Subsequent to March 31, 2000, the Company purchased bookstores located in Norman, Oklahoma and Knoxville, Tennessee.


    The table below highlights certain information regarding the Company's bookstores opened through March 31, 2000.

                Bookstores                                       Approximate
                 Open at   Bookstores  Bookstores    Bookstores    Total
                Beginning     Added      Closed      at End of    Square
                of Fiscal    During      During       Fiscal      Footage
   Fiscal Year    Year     Fiscal Year Fiscal Year(1)   Year    (in thousands)
   ----------- ----------   ---------- -------------  --------  --------------
       1996         35          4           0           39          388
       1997         39         12           1           50          438
       1998         50          9           0           59          474
       1999         59          8           2           65          537
       2000         65         35           2           98          733

------------
(1) In fiscal 1997, the management contract was not renewed on a contract-managed bookstore. In fiscal 1999, the property leases at two bookstore locations expired and were not renewed by the Company. In fiscal 2000, the property lease at one bookstore location expired and was not renewed by the Company and one Triro, Inc. bookstore location which did not meet the Company's expansion criteria described below was closed.

    The Company plans to continue increasing the number of bookstores in operation. The bookstore expansion plan will focus on campuses where the Company does not already have a strong relationship with the on-campus bookstore. In determining to open a bookstore, the Company looks at several criteria: (i) a large enough market to justify the Company's efforts (typically this means a campus of at least 10,000 students); (ii) a site in close proximity to campus with adequate parking and accessibility; (iii) the potential of the bookstore to have a broad product mix (larger bookstores are more attractive than smaller bookstores because a full line of general merchandise can be offered in addition to textbooks); (iv) the availability of top-quality management; and (v) certain other factors, including leasehold improvement opportunities and personnel costs.

    The Company's bookstores have an average size of 7,500 gross square feet but range in size from 900 to 50,000 square feet. The Company estimates that leasehold improvements, furniture and fixtures, and automation with the Company's PRISM system, the Company's proprietary total-store management system, for new bookstores cost approximately $100,000 per bookstore, after giving effect to construction allowances.

MANAGEMENT INFORMATION SYSTEMS


    The Company believes that it can enhance efficiency, profitability and competitiveness through investments in technology. The Company's MIS operations process order entry, control inventory, generate purchase orders and customer invoices, generate various sales reports, and process and retrieve textbook information. All the Company's bookstores operate with IBM RS/6000's. At the center of its MIS operations are the Company's self-developed, proprietary software programs such as PRISM, its whole store management system, and PC-Text, its textbook management and inventory control system. This software is maintained and continuously enhanced by the Company, which is staffed by an experienced team of development and design professionals.

    In addition, the Company and its consultants have been developing E-commerce capabilities called WebPRISM and CampusHub. These software products will allow college bookstores to launch their own E-commerce site and effectively compete against online-only textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online. As previously discussed, the ongoing development of WebPRISM and CampusHub was assumed subsequent to March 31, 2000 by an entity related to NBC through common ownership.


    None of the Company's proprietary software programs are copyrighted, although the Company does have registered trademarks for the names WebPRISM and CampusHub. In addition to using its software programs for its own management and inventory control, the Company licenses the use of its software programs to bookstores. Although none of the Company's software programs are material to its business, they enhance the efficiency and cost-effectiveness of the Company's operations, and their use by bookstores that are customers or suppliers of the Company tends to solidify the relationship between the Company and such customers or suppliers, resulting in increased sales or supplies for the Company.

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

    The Company conducts training courses for all systems users at the Company's headquarters in Lincoln, Nebraska. Classes are small and provide hands on demonstrations of the various systems. Printed reference manuals and training materials also accompany each system. The customer support unit of CBMS is staffed with approximately 40 experienced personnel. Personnel are available 24 hours a day to answer questions on a toll-free number.

CUSTOMERS

    The Company sells its products and services to college bookstores throughout the United States, Canada and Puerto Rico for ultimate use by the students of the respective colleges. The Company's 25 largest wholesale customers accounted for approximately 6.4% of fiscal 2000 revenues. No one customer accounted for more than 1.0% of the Company's fiscal 2000 revenues.

    The Company's wholesale operations purchase from and resell used textbooks to many of the nation's largest college campuses including: University of Texas, University of Southern California, Indiana University, University of Arizona, Brigham Young University, University of Washington and University of Minnesota.

    The Company's college bookstores are located on many of the nation's largest college campuses including: University of Nebraska, University of Michigan, University of Maryland, Arizona State University, Pennsylvania State University, University of Kansas, Michigan State University, University of California - Berkeley, Texas A&M University, University of Tennessee and University of Texas.

COMPETITION

    The Company's wholesale business competes in the used textbook wholesale distribution market. This market includes the sale of all used textbooks purchased from students by an independent third party which are then redistributed through college bookstores; sales to contract-managed stores, which obtain virtually all of their supply of used textbooks from within their chain of stores under common management; and used textbooks retained by college bookstores.

    The Company's two major competitors in the college store industry and used textbook business are Follett Campus Resources ("Follett") and MBS Textbook Exchange ("MBS"), which contract-manage approximately 590 stores and 330 stores, respectively. The Company believes that its market share of the used college textbook wholesale distribution market is comparable to that of Follett and MBS, individually. The remaining competitors are smaller regional companies, including Wallace College Book Company, Budgetext, Texas Book Company and

Southeastern  Book Company.  Most of the leading  companies in the industry also
have   an   established   retail   presence,   either   through   direct   store
ownership/operation or through contract-management.

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

    MBS is controlled by the same shareholder that controls Barnes & Noble. Consequently, MBS supplies approximately 330 Barnes & Noble college stores. MBS faces the same challenges that Follett faces in supplying existing institutional accounts. MBS has a strong systems division that competes actively with the Company for new customers and also fulfills all of the needs of the Barnes & Noble stores.

    The Company's college bookstore operations, 14 of which are contract-managed, compete with other college campus bookstores, including the on-campus bookstore in those locations where the Company's bookstore is off-campus.

    Both the Company's wholesale business and bookstore operations compete with a number of entities that have entered the college marketplace, or enhanced their sales channel to that marketplace, through E-commerce. These competitors typically use the Internet to establish websites designed to sell textbooks and/or other merchandise directly to students, by-passing the traditional college bookstore. By contrast, the Company's software products, WebPRISM and CampusHub, are designed to sell textbooks and other merchandise through a college bookstore website, not around it. The Company also competes against the expansion of electronic media as a source of textbook information, such as on-line resources, E-Books, print-on-demand textbooks and CD-ROM, which may replace or modify the need for students to purchase textbooks through the traditional college bookstore. The Company does not believe that such competition has had a material adverse impact on the Company's results of operations.

    There is only one centralized buying service that is similar to C2O, the Independent College Bookstore Association ("ICBA"). Participation by college bookstores in C2O's or ICBA's centralized buying service is voluntary, and college bookstores may, and some do, belong to both buying associations.

     Presently, the Company believes that its largest competitors in the distance education market are Follett and MBS.

GOVERNMENTAL REGULATION

    The Company is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and the presence of hazardous substances in the workplace and establish standards for vehicle and employee safety and for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response,
Compensation and Liability Act, the Clean Air Act, the Hazardous Materials Transportation Act and the Occupational Safety and Health Act. Future developments, such as stricter environmental or employee health and safety laws and regulations thereunder, could affect the Company's operations. The Company does not currently anticipate that the cost of its compliance with, or of any foreseeable liabilities under, environmental and employee health and safety laws and regulations will have a material adverse affect on its business or financial condition.

EMPLOYEES

    As of March 31, 2000 the Company had a total of approximately 2,700 employees, of which 950 are full-time, 200 are part-time and 1,550 are temporary. The Company has no unionized employees and believes that its relationship with its employees is satisfactory.

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

    Listed below, set forth as of March 31, 2000, are the Company's college bookstores, their location, college served and the school's enrollment.

   INSTITUTION                       LOCATION           ENROLLMENT(1)   STORE NAME
   -----------                       --------           ------------    ----------
   University of Alabama             Tuscaloosa, AL       18,600        The College Store
   Northern Arizona University       Flagstaff, AZ        19,900        The College Store
   Northern Arizona University       Flagstaff, AZ        19,900        University Text and Tools
   Coconino Community College        Flagstaff, AZ         3,600        Coconino Community College
                                                                           Bookstore (2)
   Arizona State University          Tempe, AZ            43,700        The College Store
   Arizona State University          Tempe, AZ            43,700        Rother's Bookstore
   University of Arizona             Tucson, AZ           34,200        Arizona Book Store
   University of Arizona             Tucson, AZ           34,200        Rother's University Bookstore
   University of Arkansas--          Little Rock, AR      10,500        Campus Bookstore
     Little Rock
   University of California          Berkeley, CA         30,400        Ned's Berkeley Bookstore
                                                                           (2 locations)
   California State University -     Northridge, CA       27,200        The College Store
     Northridge
   Daytona Beach Community College   Daytona Beach, FL    9,500 & 4,700 College Book Rack
     and Embry-Riddle Aeronautical
     University
   Miami Dade Community              Miami, FL            18,000        Lemox College Book & Supply
     College-Kendall
   University of Central Florida     Orlando, FL          28,000        Knight's Corner
   Georgia State University          Atlanta, GA          23,500        Georgia Book Store
   Southern Illinois University      Carbondale, IL       22,300        Saluki Bookstore
                                                                           (2 locations)
   Ball Sate University              Muncie, IN           19,100        Collegiate Book Exchange
   Valparaiso University             Valparaiso, IN        3,600        University Book Center (2)
   Drake University                  Des Moines, IA        5,300        University Book Store
                                                                           (2 locations) (2)
   University of Kansas              Lawrence, KS         29,100        University Book Shop
   Johnson County Community College  Overland Park, KS    16,000        The College Store
   University of Louisville          Louisville, KY       21,100        College Book Warehouse
   Eastern Kentucky University       Richmond, KY         17,500        University Book & Supply
   University of Maryland            College Park, MD     32,700        Maryland Book Exchange
   Prince Georges Community College  Largo, MD            12,500        Prince Georges Community
                                                                           College Bookstore (2)
   University of Michigan            Ann Arbor, MI        37,200        Michigan Book & Supply
   University of Michigan            Ann Arbor, MI        37,200        Ulrich's Bookstore
   Wayne County Community College    Belleville, MI       11,000        Ned's Bookstore
                                                                           (5 locations) (2)
   Ferris State University           Big Rapids, MI        9,800        The College Store
   Michigan State University         East Lansing, MI     42,500        The College Store
   Michigan State University         East Lansing, MI     42,500        Ned's Bookstore
   Kettering Engineering &           Flint, MI             2,500        Kettering Campus Store (2)
     Management Institute
   Eastern Michigan University       Ypsilanti, MI        23,300        Campus Book & Supply
   Eastern  Michigan University and  Ypsilanti, &         23,300 & 600  Ned's Bookstore (3 locations) (2)
     Concordia College                 Ann Arbor, MI
   Mankato State University          Mankato, MN          11,700        Maverick Bookstore
   Chadron State College             Chadron, NE           2,800        Eagle Book Shoppe
   University of Nebraska-- Kearney  Kearney, NE           7,200        The Antelope  Bookstore (2)
   University of Nebraska-- Lincoln  Lincoln, NE          23,000        Nebraska  Bookstore (2 locations)
   Nebraska Wesleyan University      Lincoln, NE           1,700        Plainsman Bookstore (2)
   Wayne State College               Wayne, NE             4,000        Student Bookstore
   University of Nevada Las Vegas    Las Vegas, NV        21,300        Rebelbooks
   State University of New York--    Amherst, NY          22,000        The College Store
     Buffalo
   State University of New York -    Vestal, NY           11,800        Bookbridge
     Binghamton
   University of Akron               Akron, OH            23,500        The College Store
   Ohio University                   Athens, OH           19,200        Specialty Books



   Ohio State University             Columbus, OH         48,300        Collegetown
   Wright State University           Fairborn, OH         16,800        The College Store
   Oklahoma State University         Stillwater, OK       20,500        Cowboy Book
   Indiana University of             Indiana, PA          14,000        The College Store
     Pennsylvania
   University of Pittsburgh          Pittsburgh, PA       26,000        The College Store
   Pennsylvania State University     State College, PA    40,700        University Book Centre
   College of Charleston             Charleston, SC       12,000        University Books of Charleston
   Columbia College                  Columbia, SC          1,200        C-Squared Bookstore (2)
   University of South Carolina      Columbia, SC         25,500        South Carolina Bookstore
                                                                           (2 locations)
   East Tennessee State University   Johnson City, TN     11,500        The College Store
   University of Tennessee           Knoxville, TN        26,000        Campus Bookstore
   University of Texas - Arlington   Arlington, TX        18,700        The College Store
   Austin Community College          Austin, TX           27,000        Bevo's Northridge
   Austin Community College          Austin, TX           27,000        Bevo's ACC
   Austin Community College          Austin, TX           27,000        Rother's Bookstore
   University of Texas               Austin, TX           48,000        Bevo's West
   University of Texas               Austin, TX           48,000        Bevo's Bookstore (Dobie)
   Blinn College                     Bryan, TX             9,500        Rother's Bookstore
   Texas A&M University              College Station, TX  44,000        Rother's Bookstore
   Texas A&M University              College Station, TX  44,000        Rother's Bookstore (Woodstone)
   Texas A&M University              College Station, TX  44,000        Rother's Bookstore (Northgate)
   University of North Texas         Denton, TX           25,500        Voertman's
   University of Texas -- Pan        Edinburg &          13,000 & 7,100 South Texas Book & Supply
     American and South                McAllen, TX                         (2 locations)
     Texas Community College
   North  Harris County Community    Houston, TX           9,200        College Bookstore
     College
   University of Houston             Houston, TX          33,000        Rother's Bookstore
   Texas Tech University             Lubbock, TX          24,800        Spirit Shop
   Texas Tech University             Lubbock, TX          24,800        Double T Bookstores (3 locations)
   San Antonio College, St.          San Antonio, TX      22,000;       L&M
     Philip's College, and                                21,200;
     Palo Alto College                                   & 6,400
   University of Texas-- San Antonio San Antonio, TX      18,400        L&M-- UTSA
   Southwest Texas State University  San Marcos, TX       21,100        Colloquium Books (2 locations)
   Southwest Texas State University  San Marcos, TX       21,100        Rother's Bookstore
   Tarleton State University         Stephenville, TX      6,400        Rother's
   Baylor University                 Waco, TX             13,000        University Bookstore
                                                                           and Spirit Shop
   Baylor University                 Waco, TX             13,000        Rother's Bookstore
   Midwestern State University       Wichita Falls, TX     5,700        Rother's Bookstore
   Virginia Polytechnic and State    Blacksburg, VA       25,000        Tech Bookstore
     University
   Old Dominion University           Norfolk, VA          18,900        Dominion Bookstore
   Virginia Commonwealth University  Richmond, VA         23,200        The College Store

------------

(1) Source: National Association of College Stores. Includes part-time students.

(2) Denotes    properties    leased    from    the    educational    institution
    ("contract-managed" stores). One location at Drake University and one location at Concordia College are contract-managed stores.


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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No items were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2000.

                                     PART II

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS.

    There were no equity securities of the registrant sold by the registrant during fiscal 2000.


                        ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth selected historical financial and other data of the Company as of and for the fiscal years ended March 31, 2000, 1999, 1998 and 1997, and the seven and five month periods ended March 31, 1996 and August 31, 1995, respectively. The selected historical financial data was derived from the Company's audited financial statements. The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the related notes thereto included in Item 8 herein.


                                                                   Successor (1)                         Predecessor
                                             ----------------------------------------------------------  -----------
                                                                                               Seven      Five
                                                                                              Months      Months
                                                      Fiscal Years Ended March 31              Ended       Ended
                                             ------------ --------- ----------- ------------  March 31,  August 31,
                                                 2000       1999       1998        1997        1996        1995
                                             ------------ --------- ----------- ------------ ----------  --------
STATEMENT OF OPERATIONS DATA:                                      (dollars in thousands)
  Revenues                                     $ 265,290  $217,516   $ 198,773    $ 172,600    $ 79,423  $ 83,328
  Cost of sales                                  164,921   137,709     125,632      110,466      51,866    52,753
                                              ---------- ---------  ----------    ---------   ---------  --------
    Gross profit                                 100,369    79,807      73,141       62,134      27,557    30,575
  Operating expenses:
    Selling, general, and administrative          65,582    51,547      47,081       39,491      22,517    14,729
    Depreciation                                   3,096     2,393       2,531        2,706         904       872
    Amortization                                   9,320     6,149       5,626        4,072       2,259         -
    Stock compensation costs                           -         -       8,278          297          82         -
                                              ---------- ---------  ----------    ---------   ---------  --------
      Income from operations                      22,371    19,718       9,625       15,568       1,795    14,974
  Other expenses (income):
    Interest expense                              17,469    17,508      11,284       10,760       6,035       952
    Interest income                                 (356)     (351)       (328)        (561)       (433)      (51)
    Other income (2)                              (1,478)   (1,100)       (512)        (390)       (339)     (469)
                                               ---------- ---------  ----------   ---------   ---------  --------
      Income (loss) before income taxes
      and extraordinary item                       6,736     3,661        (819)       5,759      (3,468)   14,542
  Income tax expense (benefit)                     4,845     2,604         306        2,325        (967)    5,583
                                               ---------- ---------  ----------   ---------   ---------  --------
      Income (loss) before extraordinary item      1,891     1,057      (1,125)       3,434      (2,501)    8,959
  Extraordinary loss on extinguishment of debt,
  net of taxes                                         -         -      (4,021)           -           -         -
                                               ---------- ---------  ----------   ---------   ---------  --------
      Net income (loss)                        $   1,891  $  1,057   $  (5,146)   $   3,434    $ (2,501)  $ 8,959
                                               ========== =========  ==========   =========   =========  ========

OTHER DATA:
  EBITDA (3)                                   $  36,265  $ 29,360   $  26,572    $  23,033    $  5,379   $16,315
  Net cash flows from operating activities        18,601    10,296      (2,842)      10,774       3,423     1,643
  Net cash flows from financing activities        11,690    (6,976)     10,220       (7,471)    116,063       437
  Net cash flows from investing activities       (29,900)   (5,067)    (11,548)      (3,427)   (109,385)      371
  Capital expenditures                             3,542     2,842       3,690        2,243         838       801
  Business acquisition expenditures (4)           26,072     2,086       7,714        1,252         551         -
  Number of bookstores open at end of the
    period                                            98        65          59           50          39        36

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents                    $   4,451  $  4,060   $   5,807    $   9,977    $ 10,101   $ 4,741
  Working capital                                 62,298    55,470      54,053       55,936      52,469    43,879
  Total assets                                   166,155   139,690     148,777      127,169     129,023    92,505
  Total debt, including current maturities       166,302   169,257     175,985       79,524      86,712     9,376


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

(3) EBITDA is defined as income from operations plus other income, depreciation, amortization and non-cash charges relating to stock based compensation expense in the amounts of $8,278 and $297 for the years ended March 31, 1998 and 1997, respectively, and $82 for the seven months ended March 31, 1996. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. EBITDA should not be considered by investors as an indicator of cash flows from operating activities, investing activities and financing activities as determined in accordance with accounting principles generally accepted in the United States of America. Items excluded from EBITDA, such as depreciation and amortization, are significant components in understanding and assessing the Company's financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

(4)     Business acquisition expenditures   represent   established   businesses
        purchased by the Company.



       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1999.

     REVENUES. Revenues for the years ended March 31, 2000 and 1999 and the corresponding increase (decrease) in revenues were as follows:

                                                           Increase (Decrease)
                                                         ----------------------
                                2000           1999         Amount   Percentage
                            ------------  ------------   ----------- ----------
Wholesale operations        $106,458,024  $ 97,430,134    $ 9,027,890    9.3%
College bookstore operations 157,928,601   120,745,188     37,183,413   30.8%
Complementary services        19,949,186    12,362,403      7,586,783   61.4%
Corporate Administration     (19,045,581)  (13,021,413)    (6,024,168)  46.3%
                            ------------- ------------   ------------ -------
                            $265,290,230  $217,516,312    $47,773,918   22.0%
                            ============= ============   ============ =======


    The increase in wholesale revenues was due primarily to publisher price increases, coupled with an increase in units shipped and a decrease in returns as a percent of sales. This increase was partially offset by the discontinuance of the Company's new book program in the fourth quarter of fiscal 1999. That program generated approximately $2.0 million of revenue in that fiscal year. The increase in college bookstore revenues was due primarily to the net addition of 39 new college bookstores either through acquisition or startup since April 1, 1998, including 28 new bookstores added through the Triro, Inc. and Ned's Bookstores acquisitions, which occurred effective June 4, 1999 and November 12, 1999, respectively. Of the $37.2 million increase in college bookstore revenues, $34.9 million was attributable to new college bookstores with the remainder accounted for by a 2.9% increase in revenues from stores open for the full year for both the 1999 and 2000 fiscal years ("same stores"). Complementary services revenues increased primarily due to growth in the Company's distance education and system sales programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.


    GROSS PROFIT. Gross profit for fiscal 2000 increased $20.6 million, or 25.8%, to $100.4 million from $79.8 million for fiscal 1999. This increase was primarily due to higher revenues, combined with an increase in gross margins. Gross margin was 37.8% for fiscal 2000 as compared to 36.7% for fiscal 1999. The increase in gross margin was primarily attributable to increased margins in the Company's wholesale and college bookstore operations, including an increase in used textbook sales through the Company's bookstores, which can generate an average gross margin of approximately 55%-60% compared to average gross margins of 35% - 40% for external wholesale sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 2000 increased $14.1 million, or 27.2%, to $65.6 million from $51.5 million for fiscal 1999. Selling, general and administrative expenses as a percentage of revenues were 24.7% and 23.7% for fiscal 2000 and fiscal 1999, respectively. The increase in expenses resulted primarily from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups. The Company has also incurred higher corporate-level expense in fiscal 2000, primarily due to additional personnel and other costs designed to help manage its continued growth.

    DEPRECIATION EXPENSE. Depreciation expense for the fiscal year ended March 31, 2000 increased $0.7 million, or 29.4%, to $3.1 million from $2.4 million for the fiscal year ended March 31, 1999. This increase was primarily the result of additional depreciation related to recent acquisitions, including Triro, Inc. and Ned's Bookstores.

    AMORTIZATION EXPENSE. Amortization expense for the fiscal year ended March 31, 2000 increased $3.2 million, or 51.6%, to $9.3 million from $6.1 million for the fiscal year ended March 31, 1999. This increase was the result of additional amortization of goodwill related to recent acquisitions, including Triro, Inc. and Ned's Bookstores, and was partially offset by a non-compete agreement becoming fully amortized in August, 1998.

    OTHER INCOME. Other income for fiscal 2000 increased $0.4 million, or 34.4%, to $1.5 million from $1.1 million for fiscal 1999 primarily due to the growth of certain payments received related to reimbursement from customers for the costs incurred to ship distance education materials to the customer. Such reimbursement is recorded as other income. Other significant components of other income include the equity in earnings associated with C2O's shopping bag joint venture and ancillary items.

    INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for fiscal 2000 and 1999 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                           Increase (Decrease)
                                                         ----------------------
                                 2000         1999          Amount   Percentage
                            ------------  ------------   ----------- ----------
Wholesale operations         $26,335,614   $22,662,669   $ 3,672,945    16.2 %
College bookstore operations   8,520,861     7,399,011     1,121,850    15.2 %
Complementary services        (2,884,333)   (2,559,067)     (325,266)  (12.7)%
Corporate administration      (8,123,130)   (6,684,303)   (1,438,827)  (21.5)%
                            ------------  ------------  ------------  --------
                             $23,849,012   $20,818,310   $ 3,030,702    14.6 %
                            ============  ============  ============  ========

    The increase in wholesale income before interest and taxes was primarily due to increased revenues. Income before interest and taxes for college bookstore operations increased, despite incremental amortization expense of $3.7 million related to goodwill resulting from acquisitions, as a result of increased revenues and improved margins pertaining primarily to used textbook sales. The loss before interest and taxes increased for the complementary services segment primarily due to a reduction in the profitability of the Company's shopping bag joint venture. As described earlier, corporate administrative costs have increased primarily as a result of costs incurred to help manage the Company's growth.

    INCOME TAXES. Income tax expense for fiscal 2000 increased $2.2 million, or 86.1%, to $4.8 million from $2.6 million for fiscal 1999. This increase was primarily the result of an increase in income before income taxes and non-deductible amortization on goodwill associated with the Triro, Inc. acquisition. The Company's effective tax rate was significantly higher than the statutory tax rate primarily as a result of state income taxes and non-deductible amortization on goodwill associated with recent acquisitions.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1998.

     REVENUES. Revenues for the years ended March 31, 1999 and 1998 and the corresponding increase (decrease) in revenues were as follows:

                                                            Increase (Decrease)
                                                         -----------------------
                                 1999          1998         Amount    Percentage
                             ------------- ------------- ------------ ----------
Wholesale operations         $ 97,430,134  $ 90,595,190    $ 6,834,944     7.5%
College bookstore operations  120,745,188   110,584,757     10,160,431     9.2%
Complementary services         12,362,403     9,597,812      2,764,591    28.8%
Intercompany eliminations     (13,021,413)  (12,004,821)    (1,016,592)    8.5%
                             ------------  ------------   ------------ --------
                             $217,516,312  $198,772,938    $18,743,374     9.4%
                             ============  ============   ============ ========

    The increase in wholesale sales was due primarily to publisher price increases averaging 4% and product mix. The increase in college bookstore sales was a result of same store sales increases of 2.6% combined with the nine bookstores opened or acquired during fiscal 1998, and the eight bookstores opened or acquired during fiscal 1999. Complementary services sales for fiscal 1999 increased due to the acquisitions of Specialty Books on May 1, 1997 and C2O on January 23, 1998. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

    GROSS PROFIT. Gross profit for fiscal 1999 increased $6.7 million, or 9.1%, to $79.8 million from $73.1 million for fiscal 1998. This increase was primarily due to higher revenues. Gross margin remained relatively constant at 36.7% for fiscal 1999 as compared to 36.8% for fiscal 1998.

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

    STOCK COMPENSATION COSTS. There were no stock compensation costs for the fiscal year ended March 31, 1999 as compared to $8.3 million in stock compensation costs for the fiscal year ended March 31, 1998. This decrease is primarily the result of the stock options bought out in fiscal 1998 in connection with the Recapitalization, which is discussed in detail in Item 1, "Business" and Item 8, "Financial Statements and Supplementary Data." There was no compensation cost associated with the stock options granted in fiscal 1999 to employees since the exercise price was greater than the estimated fair value of NBC's Class A Common Stock on the date of grant. The fair value of options granted to employees was estimated at the date of grant by NBC management and its Board of Directors after considering, among other things, EBITDA, outstanding debt, minority interest and illiquidity.

    INTEREST EXPENSE, NET. Interest expense, net for fiscal 1999 increased $6.2 million, or 56.6%, to $17.2 million from $11.0 million for fiscal 1998 as a result of the impact of a full year of interest expense associated with the additional debt incurred relating to the Recapitalization, which occurred on February 13, 1998.

    OTHER INCOME. Other income for fiscal 1999 increased $0.6 million, or 114.9%, to $1.1 million from $0.5 million for fiscal 1998 primarily as a result of the full year effect of income from ancillary activities at Specialty Books and C2O. Such ancillary activities consist primarily of certain payments received that relate to reimbursement from customers for the costs incurred to ship distance education materials to the customer and equity in earnings associated with C2O's shopping bag joint venture.

    EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT. During fiscal 1998, the Company recorded an extraordinary loss of $6.5 million, which included $2.9 million of unamortized debt issue costs , $2.3 million of unaccreted discount paid at time of Recapitalization, $0.8 million prepayment penalty, and $0.5 million buyout of interest rate swap agreement, and an associated tax benefit of $2.5 million as a result of early extinguishment of substantially all of its previously outstanding debt as part of the Recapitalization.

    INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for fiscal 1999 and 1998 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                          Increase (Decrease)
                                                       ------------------------
                                1999           1998        Amount    Percentage
                           ------------- ------------- ------------- ----------
Wholesale operations        $22,662,669   $20,873,859   $ 1,788,810     8.6 %
College bookstore operations  7,399,011     6,835,911       563,100     8.2 %
Complementary services       (2,559,067)   (1,468,199)   (1,090,868)  (74.3)%
Corporate administration     (6,684,303)  (16,105,058)    9,420,755    58.5 %
                           ------------  ------------  ------------ --------
                            $20,818,310   $10,136,513   $10,681,797   105.4 %
                           ============  ============  ============ ========

    The increase in wholesale income before interest and taxes was due to increased revenues which were partially offset primarily by lower margins resulting from the Company's new book program, which was obtained through the C2O acquisition and discontinued in the fourth quarter of fiscal 1999. Income before interest and taxes for college bookstore operations increased due to increased revenues which were offset by the higher expense base associated with recent acquisitions. The loss before interest and taxes increased for the complementary services segment as a result of reflecting a full year of operating activity for C2O and Specialty Books, including $1.1 million in incremental amortization on goodwill associated with such acquisitions. Corporate administrative costs have decreased primarily as a result of the $8.3 million in stock compensation costs incurred in fiscal 1998 in conjunction with the Recapitalization and a non-compete agreement becoming fully amortized in August, 1998.

    INCOME TAXES. The effective tax rate for fiscal 1999 was 71.1% as compared with 37.4% for fiscal 1998. The high effective tax rate in fiscal 1999 was the result of non-deductible amortization on goodwill associated with recent acquisitions and a change in estimate of income tax liabilities. The fiscal 1998 tax benefit generated by the loss from operations was reduced as a result of non-deductible amortization on goodwill associated with recent acquisitions and a change in estimate of income tax liabilities. The change in estimate pertains to differences between the prior year tax accrual and actual taxes owed per the tax returns filed.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's Revolving Credit Facility. At March 31, 2000, the Company's total indebtedness was approximately $166.3 million, consisting of approximately $55.6 million in Term Loans, $110.0 million of the Senior Subordinated Notes and $0.7 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the Recapitalization, NBC issued Senior Discount Debentures which provided $41.6 million in net proceeds (face value of $76.0 million less original issue discount of $31.0 million and deferred financing costs of $3.4 million).

    Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and B Loans, the Company is scheduled to make principal payments totaling approximately $4.4 million in fiscal 2001, $6.3 million in fiscal 2002, $6.8 million in fiscal 2003, $8.5 million in fiscal 2004, $11.2 million in fiscal 2005 and $18.4 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility) towards Tranche A and B Loan principal balances. There was no excess cash flow payment obligation at March 31, 2000. Loans under the Senior Credit Facility bear interest at floating rates based upon the interest rate option selected by the Company. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual interest payments commencing August 15, 2003 at a fixed rate of 10.75% and mature on February 15, 2009.

    The Company's capital expenditures were $3.5 million, $2.8 million, and $3.7 million for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

    Business acquisition expenditures were $26.1 million, $2.1 million, and $7.7 million for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. Of the $26.1 million in business acquisition expenditures made for the fiscal year ended March 31, 2000, approximately $25.2 million pertains to the acquisitions of Triro, Inc. and Ned's Bookstores. Approximately $14.9 million of capital raised by NBC in fiscal 2000 through the issuance of 284,923 shares of NBC's Class A Common Stock to HWH and members of senior management was contributed to the Company to assist in financing the acquisitions of Triro, Inc. and Ned's Bookstores. Of the $7.7 million in business acquisition expenditures made for the fiscal year ended March 31, 1998, approximately $6.2 million pertains to the acquisitions of C2O, Specialty Books, and four South Carolina college bookstores. Future acquisitions, if any, may require additional capital contributions.

    Subsequent to March 31, 2000, the Company entered into several agreements related to its WebPRISM and CampusHub E-commerce software capabilities with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. Such agreements included an equity option agreement providing the Company the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc.; a management services agreement effective for a period of three years that reimburses the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc. and for certain shared management and administrative support; and a technology sale and license agreement that provides for the Company to license its E-commerce software capabilities to TheCampusHub.com, Inc. over a period of three years and provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from the Company during that three year period. The Company's Senior Credit Facility was amended in April, 2000 to provide for these transactions.

    The Company's principal sources of cash to fund its future operating liquidity needs will be net cash flows from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each semester (May and December). For the year ended March 31, 2000, weighted-average borrowings under the Revolving Credit Facility approximated $14.2 million, with actual borrowings ranging from a low of no borrowings to a high of $42.0 million. Net cash flows provided from operating activities for the year ended March 31, 2000 were $18.9 million, an increase of $8.6 million from $10.3 million for the year ended March 31, 1999. This increase was primarily due to the combination of increased revenues and improved profit margins.

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

    As of March 31, 2000, the Company could borrow up to $38.5 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at March 31, 2000. Additionally, in conjunction with the Triro, Inc. acquisition, the Company established an irrevocable standby letter of credit for $52,000 which expired June 2, 2000. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations contained in the Senior Credit Facility.

    The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt financing or capital contributions.

SEASONALITY

    The Company's wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in August and December. The buying periods for the wholesale operations occur at the end of each school semester in late December and May. The primary selling periods for the bookstore operations are in September and January. In fiscal 2000, approximately 42% of the Company's annual revenues occurred in the second fiscal quarter (July-September), while approximately 30% of the Company's annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, the Company's working capital requirements fluctuate throughout the year, increasing substantially at the end of each semester, in May and December, as a result of the buying periods. The Company funds its working capital requirements primarily through a revolving credit facility, which historically has been repaid with cash provided from operations.

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

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

    This Annual Report on Form 10-K contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition; ability to integrate recent acquisitions; loss or retirement of key members of management; increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in general economic conditions and/or in the markets in which the Company competes or may, from time to time, compete; the impact of the internet and E-books on the Company's operations; and other risks detailed in the Company's Securities and Exchange Commission filings, in particular the Company's Registration Statement on Form S-4 (No. 333-48221), all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $166.3 million in long-term debt and capital lease obligations outstanding at March 31, 2000, approximately $55.6 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements to effectively convert the Company's variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Senior Credit Facility Agreement). The notional amount under each agreement as of March 31, 2000 was approximately $27.8 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

    The following table presents quantitative information about the Company's market risk sensitive instruments (the weighted average variable rates are based on implied forward rates in the yield curve at March 31, 2000):

                                                                 Variable to Fixed
                   Fixed Rate Debt      Variable Rate Debt      Interest Rate Swaps
                ---------------------  ---------------------  --------------------------
                              Weighted               Weighted                  Weighted
                              Average                Average                   Average
                 Principal    Interest  Principal    Interest   Notional     Pay/Receive
                Cash Flows     Rate    Cash Flows (1) Rate      Amounts        Rates
                ------------  -------  ------------  -------  -------------  -----------
Fiscal Year Ended
March 31:
2001          $      78,005    8.76%  $  4,437,500    9.07%  $  53,471,354   5.81% / 6.68%
2002                 63,230    8.76%     6,287,500    9.52%     48,170,833   5.81% / 7.11%
2003                 45,892    8.76%     6,800,000    9.52%     41,413,542   5.81% / 7.10%
2004                 25,950    8.76%     8,475,000    9.55%     12,275,000   5.81% / 7.07%
2005                 28,881    8.76%    11,187,500    9.68%              -              -
Thereafter      110,434,993    8.76%    18,437,500    9.75%              -              -
               ------------  -------  ------------  -------  -------------  -------------
Total         $ 110,676,951    8.76%  $ 55,625,000    9.46%  $ 155,330,729   5.81% / 6.96%
               ============  =======  ============  =======  =============  =============

Fair Value    $  88,223,075       -   $ 55,625,000       -   $   1,735,657              -
               ============           ============           =============


(1) Principal cash flows represent scheduled principal payments and are adjusted for anticipated excess cash flow payments (as defined in the Credit Agreement underlying the Senior Credit Facility) to be applied toward principal balances. For Fiscal 2000, there was no excess cash flow payment obligation.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   INDEX TO FINANCIAL STATEMENTS OF NEBRASKA BOOK COMPANY, INC. FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

Independent Auditors' Report........................................... 25

Balance Sheets..........................................................26

Statements of Operations................................................27

Statements of Stockholder's Equity (Deficit)........................... 28

Statements of Cash Flows................................................29

Notes to Financial Statements...........................................30

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Nebraska Book Company, Inc.
Lincoln, Nebraska

    We have audited the accompanying balance sheets of Nebraska Book Company, Inc. (a wholly-owned subsidiary of NBC Acquisition Corp.) as of March 31, 2000 and 1999, and the related statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Nebraska Book Company, Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

Lincoln, Nebraska
May 16, 2000

NEBRASKA BOOK COMPANY, INC.

BALANCE SHEETS
--------------------------------------------------------------------------

                                                         March 31,
                                                     2000         1999
                                                  ------------ -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $  4,450,887 $  4,059,660
  Receivables                                      24,248,183   20,838,546
  Inventories                                      61,809,630   49,878,561
  Recoverable income tax                                    -        4,902
  Deferred income taxes                             1,598,793    1,468,156
  Prepaid expenses and other assets                   427,302      376,748
                                                  -----------   ----------
    Total current assets                           92,534,795   76,626,573

PROPERTY AND EQUIPMENT                             36,558,620   31,212,534
  Less accumulated depreciation                   (10,797,795)  (8,024,049)
                                                  -----------   ----------
                                                   25,760,825   23,188,485

GOODWILL AND OTHER INTANGIBLES,
net of amortization                                43,183,145   35,562,090

OTHER ASSETS                                        4,676,047    4,313,208
                                                  -----------   ----------

                                                 $166,154,812 $139,690,356
                                                  ===========  ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Accounts payable                               $ 16,145,566 $  9,200,870
  Accrued employee compensation and benefits        6,301,111    3,825,893
  Accrued interest                                  1,349,224    1,426,509
  Accrued expenses                                    819,010      681,725
  Income taxes payable                                553,893            -
  Deferred revenue                                    552,251      376,556
  Current maturities of long-term debt              4,456,324    5,644,838
  Current maturities of capital lease obligations      59,181            -
                                                  -----------  -----------
    Total current liabilities                      30,236,560   21,156,391

LONG-TERM DEBT, net of current maturities         161,721,590  163,612,489

CAPITAL LEASE OBLIGATIONS,
net of current maturities                              64,856            -

OTHER LONG-TERM LIABILITIES                           202,231      191,074

DUE TO PARENT                                       4,606,191    2,277,266

COMMITMENTS (Note J)

STOCKHOLDER'S DEFICIT:
  Common stock, voting, authorized
  50,000 shares of $1.00 par value; issued and
  outstanding 100 shares                                  100          100
  Additional paid-in capital                       45,884,463   30,904,931
  Accumulated deficit                             (76,561,179) (78,451,895)
                                                  -----------  -----------
    Total stockholder's deficit                   (30,676,616) (47,546,864)
                                                  -----------  -----------

                                                 $166,154,812 $139,690,356
                                                  ===========  ===========


See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------


                                           Year Ended March 31,
                                     2000         1999            1998
                                 ------------ ------------    ------------

REVENUES, net of returns         $265,290,230 $217,516,312    $198,772,938

COSTS OF SALES                    164,921,525  137,709,320     125,632,403
                                 ------------  -----------     -----------

  Gross profit                    100,368,705   79,806,992      73,140,535

OPERATING EXPENSES:
  Selling, general and
  administrative                   65,581,709   51,546,776      47,080,571
  Depreciation                      3,096,013    2,392,701       2,531,181
  Amortization                      9,319,993    6,148,971       5,626,334
  Stock compensation costs                  -            -       8,277,748
                                 ------------  -----------     -----------

                                   77,997,715   60,088,448      63,515,834
                                 ------------  -----------     -----------

INCOME FROM OPERATIONS             22,370,990   19,718,544       9,624,701

OTHER EXPENSES (INCOME):
  Interest expense                 17,469,487   17,508,601      11,284,229
  Interest income                    (355,935)    (351,231)       (328,750)
  Other income                     (1,478,022)  (1,099,766)       (511,812)
                                 ------------  -----------     -----------

                                   15,635,530   16,057,604      10,443,667
                                 ------------  -----------     -----------

INCOME (LOSS) BEFORE INCOME
TAXES AND EXTRAORDINARY ITEM        6,735,460    3,660,940        (818,966)

INCOME TAX EXPENSE                  4,844,744    2,603,657         306,279
                                 ------------  -----------      ----------

INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                  1,890,716    1,057,283      (1,125,245)

EXTRAORDINARY LOSS ON
EXTINGUISHMENT OF DEBT (net of
income tax benefit of $2,460,238)           -            -      (4,020,893)
                                 ------------  -----------      ----------

NET INCOME (LOSS)                $  1,890,716 $  1,057,283    $ (5,146,138)
                                 ============  ===========      ==========


See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
------------------------------------------------------------------------------

                                                      Retained
                                        Additional     Earnings
                              Common     Paid-in    (Accumulated
                               Stock     Capital       Deficit)       Total
                            ---------- -----------    ----------    ----------

BALANCE, April 1, 1997         $ 100  $ 30,763,790  $    933,289  $ 31,697,179

  Dividend to Parent in
  conjunction with
  Recapitalization                 -             -   (75,296,329)  (75,296,329)

  Contributed capital              -       171,460             -       171,460

  Net loss                         -             -    (5,146,138)   (5,146,138)
                            ---------   ----------   -----------   -----------

BALANCE, March 31, 1998          100    30,935,250   (79,509,178)  (48,573,828)

  Contributed capital              -       (30,319)            -       (30,319)

  Net income                       -             -     1,057,283     1,057,283
                            ---------   ----------   -----------   -----------

BALANCE, March 31, 1999          100    30,904,931   (78,451,895)  (47,546,864)

  Contributed capital              -    14,979,532             -    14,979,532

  Net income                       -             -     1,890,716     1,890,716
                            ---------   ----------   -----------   -----------

BALANCE, March 31, 2000        $ 100  $ 45,884,463  $(76,561,179) $(30,676,616)
                          ==========    ==========   ===========   ===========


See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                Year Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:       2000        1999          1998
                                        ----------  -----------   ------------
  Net income (loss)                    $ 1,890,716  $ 1,057,283  $ (5,146,138)
  Adjustments to reconcile net income
  (loss) to net cash flows from
  operating activities:
    Depreciation                         3,096,013    2,392,701     2,531,181
    Amortization of intangibles         10,692,176    7,491,851     9,297,653
    Original issue debt
      discount amortization                      -            -     2,525,000
    Loss on disposal of assets              18,044       89,800       264,285
    Deferred income taxes                 (773,000)    (883,200)     (902,458)
    Changes in operating assets and
    liabilities, net of effect of
    acquisitions:
       Receivables                      (3,189,434)     368,840    (6,060,871)
       Inventories                      (4,665,275)      18,827    (4,522,322)
       Recoverable income tax              319,630    4,369,146    (3,799,673)
       Prepaid expenses and other assets    84,054     (123,460)      140,573
       Other assets                        797,705   (1,019,776)        5,852
       Accounts payable                  5,318,621   (5,297,973)      955,350
       Accrued employee compensation
         and benefits                    2,231,461       28,651       837,167
       Accrued interest                    (77,285)    (362,038)      522,667
       Accrued expenses                    133,125      182,985       145,798
       Income taxes payable                552,928            -             -
       Deferred revenue                    175,695      (87,361)      463,917
       Other long-term liabilities          11,157       40,470      (348,082)
       Due to parent                     2,328,925    2,029,175       248,091
                                       -----------  -----------   -----------

         Net cash flows from operating
         activities                     18,945,256   10,295,921    (2,842,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment   (3,542,471)  (2,842,036)   (3,689,571)
  Bookstore acquisitions, net of
    cash acquired                      (26,072,155)  (2,085,881)   (1,231,825)
  Acquisition of other businesses                -            -    (6,481,832)
  Proceeds from sale of property and
    equipment                               65,197       97,586        64,754
  Software development costs              (694,830)    (236,328)     (209,535)
                                       -----------  -----------   -----------

        Net cash flows from investing
        activities                     (30,244,259)  (5,066,659)  (11,548,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
    debt                                         -            -   170,000,000
  Deferred financing costs                 (32,478)    (218,477)  (11,037,054)
  Principal payments on long-term debt  (3,079,413)  (1,327,696)  (81,463,655)
  Principal payments on capital lease
    obligations                           (177,411)           -             -
  Net increase (decrease) in revolving
    credit facility                              -   (5,400,000)    5,400,000
  Dividend paid to parent in
    conjunction with Recapitalization            -            -   (72,703,656)
  Capital contribution                  14,979,532      (30,319)       24,310
                                       -----------  -----------   -----------

       Net cash flows from financing
       activities                       11,690,230   (6,976,492)   10,219,945
                                       -----------  -----------   -----------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                           391,227   (1,747,230)   (4,170,074)

CASH AND CASH EQUIVALENTS,
  Beginning of year                      4,059,660    5,806,890     9,976,964
                                       -----------  -----------   -----------

CASH AND CASH EQUIVALENTS,
  End of year                          $ 4,450,887  $ 4,059,660   $ 5,806,890
                                       ===========  ===========   ===========


SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
  Cash paid (refunded) during
  the year for:
    Interest                           $16,174,589  $16,527,759   $13,518,646
    Income taxes                         2,424,436   (2,911,464)    2,300,081

  Noncash investing and
  financing activities:
    Dividend to Parent in
      conjunction with
      Recapitalzation, unpaid and
      accrued in accounts payable      $         -  $         -   $ 2,592,673

    Common stock of Parent
      contributed for acquisition
      of other businesses                        -            -       147,150

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

     (vi) The Company agreed to purchase management's outstanding options under NBC's 1995 Stock Incentive Plan for a cash payment in lieu of the options. This resulted in stock based compensation of approximately $8.3 million for the year ended March 31, 1998. In addition, NBC agreed to purchase all outstanding warrants for approximately $16.7 million.

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

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting policies of the Company are as follows:

    REVENUE RECOGNITION: The Company recognizes revenue from product sales at the time of shipment. The Company has established a program which, under certain conditions, enables its customers to return product. The effect of this program is estimated utilizing actual historical return experience and amounts are adjusted accordingly. The Company recognizes revenues from the licensing of its software products upon delivery or installation if the Company is contractually obligated to install the software.

    USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

    Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company's proprietary college bookstore information systems are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized over the lesser of five years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted net revenues. Software costs capitalized pertaining to WinPRISM, the Company's new Windows-based product which was installed at four test sites in fiscal 2000 with three more sites slated for the first quarter of fiscal 2001, approximated $0.4 million and $0.2 million for the fiscal years ended March 31, 2000 and 1999, respectively. This product is anticipated to be available for general release to the public in the third quarter of fiscal 2001. During fiscal 2000, the Company also capitalized and amortized certain costs associated with the development of WebPRISM, which was licensed to TheCampusHub.com, Inc. subsequent to March 31, 2000 (see Note P to the consolidated financial statements).

    GOODWILL AND INTANGIBLE ASSETS: Intangible assets were acquired through the acquisition of 100% of the stock of the Company effective September 1, 1995, and the acquisition of various bookstore operations and other businesses. The Company monitors events and changes in circumstances which may require a review of the carrying value of goodwill at each consolidated balance sheet date to assess recoverability based on estimated undiscounted future operating cash flows. Impairments are recognized in operating results when a permanent diminution in value occurs based on fair value. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Goodwill is amortized on a straight-line basis over periods ranging from 3-15 years. Covenants not to compete are amortized on a straight-line basis over the term of the agreements.

    DEBT ISSUE COSTS: The costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line basis over the lives of the related debt.

    DERIVATIVE FINANCIAL INSTRUMENTS: Interest rate swap agreements are utilized by the Company to reduce the exposure to fluctuations in the interest rates on its variable rate debt. The differential to be received or paid under such agreements is recognized in income over the life of the agreements as adjustments to interest expense.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2000 and 1999, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities and revolving credit facility, was approximately $143.8 million and $160.6 million as of March 31, 2000 and 1999, respectively, as determined by quoted market value. The fair value of the interest rate swap agreements (see note H) approximated $1.7 and $(0.6) as of March 31, 2000 and 1999 using quotes from brokers and represents the Company's gain (loss) on settlement if the existing agreements had been settled on that date.

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

    COMPREHENSIVE  INCOME:   The Company  has no sources of other  comprehensive
income. Therefore, comprehensive income consists solely of net income.

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

C.  ACQUISITIONS

    Effective November 12, 1999, the Company acquired certain assets and liabilities of Michigan College Book Company, Inc. and Ned's Berkeley Book Company, Inc. (collectively referred to as "Ned's Bookstores"), an independent college bookstore operation with 11 retail bookstores located in Michigan and California, for approximately $10.2 million, net of cash acquired. The Company accounted for this acquisition under the purchase method of accounting. Excess cost over fair value of net assets acquired of approximately $7.8 million has been recorded as goodwill and is being amortized over a period of three years. Such amortization period was assigned based upon the factors outlined in APB Opinion No. 17. The results of operations for Ned's Bookstores have been included in the consolidated results of the Company from the date of acquisition. The acquisition of Ned's Bookstores was funded in part through a $4.6 million capital contribution from NBC to the Company. NBC raised the $4.6 million in capital through the sale of 87,922 shares of its Class A Common Stock to certain shareholders, including HWH Capital Partners, L.P. and members of senior management on December 6, 1999. The remaining funding was provided through available cash funds.

    Effective June 4, 1999, the Company acquired all of the outstanding common stock of Triro, Inc., an independent college bookstore operation with 17 retail bookstores located in Texas, New Mexico, and Arizona, for approximately $15.0 million, net of cash acquired. The Company accounted for this acquisition under the purchase method of accounting. Excess cost over fair value of net assets acquired of approximately $9.3 million has been recorded as goodwill and is being amortized over a period of three years. Such amortization period was assigned based upon the factors outlined in APB Opinion No. 17. The results of operations for Triro, Inc. have been included in the consolidated results of the Company from the date of acquisition. The acquisition of Triro, Inc. was funded in part through a $10.3 million capital contribution from NBC to the Company. NBC raised the $10.3 million in capital through the sale of 197,001 shares of its Class A Common Stock to certain shareholders, including HWH Capital Partners, L.P. and members of senior management. The remaining funding was provided through available cash funds and borrowings under the Company's revolving credit facility.

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

                                       Year Ended March 31,
                                       2000           1999
                                 -------------- --------------
  Pro Forma Information:
    Revenues, net of returns      $278,137,891   $259,092,006
    Net income (loss)                  792,147     (2,084,120)


    Additionally, the Company from time to time acquires bookstore operations which generally are minimal in their impact to the Company. The purchase generally involves paying cash for the inventory and fixed assets, as well as an amount for goodwill. Goodwill recorded in such transactions is generally amortized on a straight-line basis over a period of three years. In fiscal 2000 and 1999, the Company acquired two and six such bookstore operations, respectively.

D.  RECEIVABLES

    Receivables are summarized as follows:

                                                     MARCH 31,
                                              ------------------------
                                                 2000          1999
                                              -----------   ----------
   Trade receivables, less allowance for
    doubtful accounts of $175,899 and
    $165,899 at March 31, 2000 and 1999,
    respectively                             $12,935,801   $11,112,281
   Receivables from book publishers for
    returns                                    7,589,663     5,934,871
   Advances for book buy-backs                 1,738,587     1,721,953
   Computer  finance  agreements,
    current portion                              145,910        95,999
   Other                                       1,838,222     1,973,442
                                             -----------   -----------
                                             $24,248,183   $20,838,546
                                             ===========   ===========

   Trade receivables include the effect of estimated product returns. The amount of estimated product returns at both March 31, 2000 and 1999 was approximately $3.3 million.

E.  INVENTORIES

    Inventories are summarized as follows:

                                                     MARCH 31,
                                              ------------------------
                                                 2000          1999
                                              ----------    ----------
   Wholesale                                 $25,413,484   $25,889,722
   College bookstores                         31,137,643    21,400,003
   Other                                       5,258,503     2,588,836
                                             -----------   -----------
                                             $61,809,630   $49,878,561
                                             ===========   ===========

    Wholesale inventories include the effect of estimated product returns. The amount of estimated product returns at both March 31, 2000 and 1999 was approximately $1.6 million.

F.  PROPERTY AND EQUIPMENT

    A summary of the cost of property and equipment follows:

                                                   MARCH 31,
                                             -------------------------
                                                 2000          1999
                                             -----------   -----------
   Land                                      $ 2,412,818   $ 2,385,293
   Buildings and improvements                 14,443,622    13,714,392
   Leasehold improvements                      5,912,012     4,756,844
   Furniture and fixtures                      4,571,529     3,710,158
   Information systems                         8,352,241     5,841,875
   Automobiles and trucks                        433,956       362,966
   Machinery                                     425,295       344,531
   Projects in process                             7,147        96,475
                                             -----------   -----------
                                             $36,558,620   $31,212,534
                                             ===========   ===========

G.  GOODWILL AND OTHER INTANGIBLES

    Goodwill and intangible assets and related amortization are as follows:

                                                     MARCH 31,
                                             -------------------------
                                                 2000          1999
                                             -----------   -----------
   Goodwill                                  $53,901,655   $37,624,132
   Covenants not to compete                      150,000         -
   Debt issue costs                           11,288,008    11,255,530
                                             -----------   -----------
                                              65,339,663    48,879,662

   Less:  accumulated amortization            22,156,518    13,317,572
                                             -----------   -----------
                                             $43,183,145   $35,562,090
                                             ===========   ===========

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

    The Revolving Credit Facility expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory. The calculated borrowing base at March 31, 2000 was approximately $38.5 million. The Revolving Credit Facility was unused at March 31, 2000.

    The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, Eurodollar rate plus an applicable margin of up to 2.50%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Company's Revolving Credit Facility for the years ended March 31, 2000 and 1999 were approximately $14.2 million and $12.0 million at an average rate of 9.3% and 9.6%, respectively.

    The Senior Credit Facility is collateralized by substantially all of the assets of the Company and its parent, NBC. Additionally, NBC has guaranteed the prompt and complete payment and performance of the Company's obligations under the Senior Credit Facility. The Senior Credit Facility also stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement") shall be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. As of March 31, 2000, there was no excess cash flow payment due. The fiscal 1999 excess cash flow payment of approximately $3.6 million due September 29, 1999 was waived by the lenders.

    Additional funding of the Recapitalization included the proceeds of $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes") and the issuance by NBC of senior discount debentures (the "Senior Discount Debentures").

    Borrowings consist of the following:

                                                       MARCH 31,
                                             -----------------------------
                                                   2000            1999
                                             -------------     -----------
   Tranche A Loan, due March 31, 2004,
    quarterly principal payments, plus
    interest at a floating rate based on
    Eurodollar rate plus 2.25% (8.46% and
    7.25%  at March 31, 2000 and 1999,
    respectively)                           $ 24,000,000      $ 26,562,500
   Tranche B Loan, due March 31, 2006,
    quarterly principal payments, plus
    interest at a floating rate based
    on  Eurodollar rate plus 2.50% (8.71%
    and 7.50% at March 31, 2000 and 1999,
    respectively)                             31,625,000        32,125,000
   Senior subordinated  notes,  unsecured,
    due February 15, 2008, semi-annual
    interest payments at a fixed rate
    of 8.75%                                 110,000,000       110,000,000

   Mortgage note payable with an insurance
    company  assumed with the acquisition
    of a bookstore facility, due
    December 1, 2013, monthly payments
    of $6,446 including interest at 10.75%       552,914           569,827
                                             -----------       -----------
                                             166,177,914       169,257,327
   Less current maturities                    (4,456,324)       (5,644,838)
                                             -----------       -----------
                                            $161,721,590      $163,612,489
                                             ===========       ===========

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

    During fiscal 1999, the Company entered into separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed rate of 5.815% plus the applicable margin. The notional amount under each agreement was approximately $27.8 million at March 31, 2000. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements. The Company settled a previous interest rate swap agreement in February, 1998 as part of the Recapitalization at a cost to the Company of approximately $0.5 million. Such cost is reflected in the statement of operations as part of the extraordinary loss on extinguishment of debt.

    At March 31, 2000, the aggregate maturities of long-term debt for the next five years were as follows:

   FISCAL YEAR
   -------------
   2001                               $4,456,324
   2002                                6,308,449
   2003                                6,823,317
   2004                                8,500,950
   2005                               11,216,381

I.  INCOME TAXES

    The provision (benefit) for income taxes consists of:

                                                 YEAR ENDED MARCH 31,
                                       ---------------------------------------
                                          2000           1999           1998
                                       ---------      ---------      ---------
   Current:
     Federal                           $4,524,517     $2,967,333    $1,057,439
     State                              1,093,227        519,524       151,298
   Deferred                              (773,000)      (883,200)     (902,458)
                                       ----------     ----------     ---------
                                       $4,844,744     $2,603,657    $  306,279
                                       ==========     ==========     =========

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
                                                                    ----------
                                                                    $2,460,238
                                                                    ==========

    The following represents a reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the Federal income tax rate to income (loss) before income taxes and extraordinary item:

                                                 YEAR ENDED MARCH 31,
                                         ------------------------------------
                                          2000            1999          1998
                                         ------          ------        ------
   Statutory rate                          34.0%          34.0%        (34.0)%
   State income tax effect                  9.5            6.4          (4.0)
   Amortization in excess of
     purchase price over net assets
     acquired                              22.4           17.5          31.6
   Change in estimate of income tax
     liabilities                            3.7           10.0          30.7
   Other                                    2.3            3.2          13.1
                                         ------         ------        ------
                                           71.9%          71.1%         37.4%
                                         ======         ======        ======

The components of the deferred tax assets consist of the following:

                                               MARCH 31,
                                        ------------------------
                                           2000           1999
                                        ----------     ---------
   Deferred income tax assets
   (liabilities), current:
     Vacation accruals                  $  420,483     $  372,749
     Inventory                             603,037        456,360
     Allowance for doubtful accounts        66,771         62,975
     Product returns                       618,637        618,637
     Other                                (110,135)       (42,565)
                                        ----------     ----------
                                         1,598,793      1,468,156
                                        ----------     ----------
   Deferred income tax assets,
   noncurrent:
     Deferred compensation agreements       76,767         72,532
     Book over tax goodwill amortization 1,775,263        944,676
     Covenant not to compete             1,587,340      1,733,511
                                        ----------     ----------
                                         3,439,370      2,750,719
                                        ----------     ----------
                                        $5,038,163     $4,218,875
                                        ==========     ==========

    The non-current portion of deferred tax assets is classified in other assets.

J.  LEASE OBLIGATIONS

    The Company is obligated under various capital leases for certain equipment that expire at various dates through 2003. Capitalized leased equipment included in property and equipment was approximately $0.1 million at March 31, 2000, net of accumulated amortization.

    The Company leases bookstore facilities and data processing equipment under noncancelable operating leases expiring at various dates through fiscal 2023. Certain of the leases are based on a percentage of sales, ranging from 3.0% to 11.0%.

    Aggregate minimum lease payments under noncancelable operating leases and future minimum capital lease payments for the years ending March 31 are as follows:

                                          CAPITAL      OPERATING
   YEAR                                    LEASES       LEASES
   ----                                 -----------    ---------
   2001                                $    67,904   $ 6,649,000
   2002                                     46,250     6,067,000
   2003                                     23,880     5,073,000
   2004                                        -       4,049,000
   2005                                        -       2,984,000
   Thereafter                                  -      10,661,000
                                       -----------   -----------
   Total minimum lease payments            138,034   $35,483,000
   Amount representing interest            (13,997)  ===========
   Present value of minimum lease      -----------
     payments                          $   124,037
                                       ===========


    Total rent expense for the years ended March 31, 2000, 1999 and 1998 was approximately $8.2 million, $6.2 million and $6.0 million, respectively. Percentage rent expense for the years ended March 31, 2000, 1999, and 1998 was approximately $1.8 million, $1.6 million and $1.5 million, respectively.

K.  RETIREMENT PLAN

    The Company participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a sponsor base contribution in addition to a limited matching feature. The sponsor contributions for the years ended March 31, 2000, 1999 and 1998 were approximately $0.8 million, $0.7 million and $0.7 million, respectively.

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

M.  STOCK-BASED COMPENSATION

    NBC had three stock-based compensation plans established to provide for the granting of options to purchase NBC Class A Common Stock, two of which are in effect at March 31, 2000. Details regarding each of the three plans are as follows:

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


    1998 PERFORMANCE STOCK OPTION PLAN - This plan, which was adopted on June 30, 1998, provides for the granting of options to purchase 52,000 shares of NBC's Class A Common Stock to selected members of senior management of NBC and its affiliates. All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. NBC will grant a portion of the available options in fiscal years 1999-2002 upon the attainment of pre-established financial targets. Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. The options have an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2000, there were 42,470 options available for grant under the plan.

    1998 STOCK OPTION PLAN - This plan, which was also adopted on June 30, 1998, provides for the granting of options to purchase 31,000 shares of NBC's Class A Common Stock to selected employees, officers, and directors of NBC and its affiliates. All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. NBC will grant such options at the discretion of a committee designated by the Board of Directors (the Committee). Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Incentive stock options have an exercise price of not less than fair market value on the date the options are granted, while the Committee determines the exercise price for nonqualified options, which may be below fair market value, at the time of grant. All options expire ten years from the date of grant. At March 31, 2000, there were 6,306 options available for grant under the plan.


    No compensation cost was recognized for the options granted to employees in fiscal 2000 and 1999 as the exercise price was greater than the estimated fair value (including a discount for the holder's minority interest position and illiquidity of the Class A Common Stock) of the Company's Class A Common Stock on the date of grant. Compensation cost related to stock-based compensation was $8,277,748 for the year ended March 31, 1998.

    A summary of the Company's stock-based compensation activity related to stock options for each of the three plans for the three years ended March 31, 2000 is as follows:

                                       Year Ended March 31
                                               1998
                                     -----------------------
                                                  Weighted-
                                                   Average
                                                  Exercise
                                       Number       Price
                                     ------------ ----------

1995 STOCK INCENTIVE PLAN:
   Outstanding - beginning of year       170,000    $ 10.00
   Granted                                30,000      10.00
   Expired/terminated                   (200,000)     10.00
   Exercised                                   -          -
                                     ----------- ----------
   Outstanding - end of year                   -    $     -
                                     =========== ==========

      There were no options exercisable at March 31, 1998.

                                                  Year Ended March 31,
                                             2000                   1999
                                     ----------------------  -------------------
                                                 Weighted-            Weighted-
                                                  Average              Average
                                                 Exercise              Exercise
                                       Number      Price      Number     Price
                                     --------- ------------  --------- ---------

1998 PERFORMANCE STOCK OPTION PLAN:
   Outstanding - beginning of year      9,530    $ 52.47          -    $     -
   Granted                                  -          -      9,530      52.47
   Expired/terminated                       -          -          -          -
   Exercised                                -          -          -          -
                                     --------   --------    -------    -------
   Outstanding - end of year            9,530    $ 52.47      9,530    $ 52.47
                                     ========   ========    =======    =======

There were 4,765 and 2,382 options exercisable at March 31, 2000 and 1999, respectively, with a weighted-average exercise price per option of $52.47. All options outstanding at March 31, 2000 have an exercise price of $52.47 per option and a weighted-average remaining contractual life of 8.8 years.

                                                Year Ended March 31,
                                              2000                1999
                                     --------------------- --------------------
                                                 Weighted-            Weighted-
                                                  Average              Average
                                                 Exercise             Exercise
                                       Number     Price     Number     Price
                                     ---------- --------- ---------  ----------

1998 STOCK OPTION PLAN:
   Outstanding - beginning of year     13,200    $ 52.47          -    $     -
   Granted                             11,594      52.47     13,200      52.47
   Expired/terminated                    (100)     52.47          -          -
   Exercised                                -          -          -          -
                                     -------- ----------  ---------  ---------
   Outstanding - end of year           24,694    $ 52.47     13,200    $ 52.47
                                     ======== ==========  =========  =========

There were 9,448 and 3,300 options exercisable at March 31, 2000 and 1999, respectively, with a weighted-average exercise price per option of $52.47. All options outstanding at March 31, 2000 have an exercise price of $52.47 per option and a weighted-average remaining contractual life of 9.1 years.

    If the Company accounted for its stock-based compensation using the fair value method prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED
COMPENSATION, the weighted-average grant-date fair value of options granted under the 1998 Performance Stock Option Plan in fiscal 1999 would have been $8.85 per option. The weighted-average grant-date fair value of options granted under the 1998 Stock Option Plan in fiscal 2000 and 1999 would have been $9.26 and $8.64 per option, respectively. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                Year Ended     Year Ended
                              March 31, 2000  March 31, 1999
                              --------------  --------------

  Risk-free interest rate           6.06%          4.50%
  Dividend yield                        -              -
  Expected volatility               1.00%          1.00%
  Expected life (years)                 3              4

    The weighted-average grant-date fair value of options granted under the 1995 Stock Incentive Plan in fiscal 1998 was $42.47 per option. The fair value was determined based upon the buy-out price as part of the Recapitalization on February 13, 1998.

    The pro forma impact on net income (loss) of accounting for stock-based compensation using the fair value method required by SFAS 123 is as follows:

                                       Year Ended March 31,
                                2000           1999            1998
                            ------------    -----------    ------------
 Net income (loss):
   As reported               $ 1,890,716    $ 1,057,283     $(5,146,138)
   Pro forma                   1,825,059        995,295      (1,286,752)


N.  SEGMENT INFORMATION

    The following segment  reporting  information is provided in accordance with
SFAS  No.  131,   DISCLOSURES  ABOUT  SEGMENTS  OF  AN  ENTERPRISE  AND  RELATED
INFORMATION.

    The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 98 college bookstores as of March 31, 2000 located on or adjacent to college campuses. The complimentary services segment includes book-related services such as a centralized buying service, distance education materials, and computer hardware and software.

    The accounting policies of the Company's segments are the same as those described in the summary of significant accounting policies in Note B. The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). With the exception of cash and cash equivalents, certain receivables and other assets, and inventories, assets, net interest expense, taxes, and extraordinary item are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss and assets on a segment basis for the three years ended March 31, 2000.


                                                  College
                                   Wholesale     Bookstore  Complimentary
                                   Operations    Operations    Services       Total
                                  ------------ ------------- ------------ -------------
Year ended March 31, 2000:
  External customer revenues       $ 89,999,597 $157,748,537 $ 17,542,096 $ 265,290,230
  Intersegment revenues              16,458,427      180,064    2,407,090    19,045,581
  Depreciation and amortization
  expense                               321,936    7,444,799    2,280,512    10,047,247
  Income (loss) before interest,
  taxes and extraordinary item       26,335,614    8,520,861   (2,884,333)   31,972,142
  Total assets                       28,636,070   34,829,430    5,950,258    69,415,758

Year ended March 31, 1999:
  External customer revenues       $ 85,324,194 $120,745,188 $ 11,446,930 $ 217,516,312
  Intersegment revenues              12,105,940            -      915,473    13,021,413
  Depreciation and amortization
  expense                               319,702    3,171,027    1,894,323     5,385,052
  Income (loss) before interest,
  taxes and extraordinary item       22,662,669    7,399,011   (2,559,067)   27,502,613
  Total assets                       28,898,295   23,600,603    4,228,300    56,727,198

Year ended March 31, 1998:
  External customer revenues       $ 79,865,566 $110,584,757  $ 8,322,615 $ 198,772,938
  Intersegment revenues              10,729,624            -    1,275,197    12,004,821
  Depreciation and amortization
  expense                               404,384    2,618,451      822,056     3,844,891
  Income (loss) before interest,
  taxes and extraordinary item       20,873,859    6,835,911   (1,468,199)   26,241,571
  Total assets                       27,441,423   23,941,963    5,779,487    57,162,873


     The following table reconciles segment information presented above with information as presented in the Company's financial statements for the three years ended March 31, 2000.

                                              Year Ended March 31,
                                        2000         1999          1998
                                    ------------ ------------- -------------
Revenues:
  Total for reportable segments     $ 284,335,811 $ 230,537,725 $ 210,777,759
  Elimination of intersegment
  revenues                            (19,045,581)  (13,021,413)  (12,004,821)
                                     ------------ ------------- -------------
    Financial statement total       $ 265,290,230 $ 217,516,312 $ 198,772,938
                                     ============ ============= =============

Depreciation and Amortization Expense:
  Total for reportable segments     $  10,047,247 $   5,385,052 $   3,844,891
  Corporate administration              2,368,759     3,156,620     4,312,624
                                     ------------ ------------- -------------
     Financial statement total      $  12,416,006 $   8,541,672 $   8,157,515
                                     ============ ============= =============

Income Before Interest, Taxes
and Extraordinary Item:
  Total for reportable segments     $  31,972,142 $  27,502,613 $  26,241,571
  Corporate administrative costs       (8,123,130)   (6,684,303)  (16,105,058)
                                     ------------ -------------  ------------
                                       23,849,012    20,818,310    10,136,513
Interest expense, net                 (17,113,552)  (17,157,370)  (10,955,479)
                                     ------------ -------------  ------------
  Income (loss) before taxes and
   extraordinary item               $   6,735,460 $   3,660,940 $    (818,966)
                                     ============ =============  ============

Total Assets:
Total for reportable segments       $  69,415,758 $  56,727,198 $  57,162,873
Assets not allocated to segments:
  Receivables                          20,977,765    17,572,090    17,414,958
  Recoverable income tax                        -         4,902     4,374,048
  Deferred income taxes                 1,598,793     1,468,156     1,183,529
  Property and equipment, net          25,760,825    23,188,485    22,731,907
  Goodwill and other intangibles, net  43,183,145    35,562,090    41,498,725
  Other assets                          4,791,000     3,653,180     2,798,270
  Other                                   427,526     1,514,255     1,612,869
                                     ------------ ------------- -------------
    Financial statement total       $ 166,154,812 $ 139,690,356 $ 148,777,179
                                     ============ ============= =============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

O.  OTHER INCOME

    Other income is summarized as follows:

                                                Year Ended March 31,
                                           2000         1999           1998
                                       -----------   -----------    ----------

Reimbursed freight out                $   916,875   $   402,518     $ 253,523
Equity in earnings (loss) of
  joint venture                          (101,709)      282,703        (7,616)
Rental income                             224,723       122,975       210,942
Commission income                         163,232       125,149        99,982
Other                                     274,901       166,421       (45,019)
                                      -----------  ------------    ----------
                                      $ 1,478,022   $ 1,099,766     $ 511,812
                                      ===========  ============    ==========

P.  SUBSEQUENT EVENT

    Subsequent to March 31, 2000, the Company entered into several agreements related to its WebPRISM and CampusHub E-commerce software capabilities with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. Such agreements included an equity option agreement providing the Company the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc.; a management services agreement effective for a period of three years that reimburses the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc. and also pays the Company $500,000 per year for certain shared management and administrative support; and a technology sale and license agreement that provides for the Company to license its E-commerce software capabilities to TheCampusHub.com, Inc. for $500,000 per year over a period of three years and provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from the Company during that three year period. The Company's Senior Credit Facility was amended in April, 2000 to provide for these transactions.


            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.

    There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended March 31, 2000.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers and members of the Board of Directors of the Company and their ages are as follows:

         NAME           AGE             POSITION
      ---------        -----        ------------------
   Robert B. Haas        52  Chairman and Director
   Douglas D. Wheat      49  Director
   Mark W. Oppegard      50  Chief Executive Officer, President and Director
   Barry S. Major        43  Chief Operating Officer
   Alan G. Siemek        39  Chief Financial Officer, Treasurer, and Assistant
                             Secretary
   William H. Allen      57  Vice President of Warehouse Operations
   Thomas A. Hoff        52  Vice President of Retail Division
   Michael J. Kelly      42  Vice President of E-commerce
   Larry R. Rempe        52  Vice President of Information Systems
   Kenneth F. Jirovsky   56  Vice President of Sales and Marketing
   Ardean A. Arndt       58  Vice President of Administration and Secretary


   The business experience, principal occupation and employment as well as the periods of service of each of the directors and executive officers of the Company during the last five years are set forth below.

    ROBERT B. HAAS became Chairman and a Director of the Company upon the consummation of the Recapitalization. Mr. Haas has been actively involved in private investments since 1978. He has served as Chairman of the Board and Chief Executive Officer of Haas Wheat since 1995; he has also been Chairman of the Board and Chief Executive Officer of Haas Wheat Advisory Partners Incorporated since 1992 and Chairman of the Board of Haas & Partners Incorporated since 1989 (each of which is a private investment firm specializing in leveraged acquisitions). Mr. Haas serves as a director of Specialty Foods Acquisition Corporation, Specialty Foods Corporation (a producer of specialty food products), Sybron International Corporation, AMN Healthcare, Inc. and Walls Holding Company, Inc. and is the Chairman of the Board of Playtex Products, Inc. (a consumer products company).

    DOUGLAS D. WHEAT became a Director of the Company upon the consummation of the Recapitalization. Mr. Wheat has been President of Haas Wheat since 1995 and President of Haas Wheat Advisory Partners Incorporated since 1992; he was Co-Chairman of Grauer & Wheat, Inc. (a private investment firm) from 1989 to 1992 and Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation from 1985 to 1989. Mr. Wheat serves as a director of Specialty Foods Acquisition Corporation, Specialty Foods Corporation, Smarte Carte Corporation, Walls Holding Company, Inc., AMN Healthcare, Inc. and Playtex Products, Inc.


    MARK W. OPPEGARD has served in the college bookstore industry for 30 years (all of which have been with the Company and its parent, NBC (since its inception in 1995)) and became Chief Executive Officer of the Company and President/Chief Executive Officer, Secretary and a Director of NBC upon consummation of the Recapitalization on February 13, 1998. Additionally, Mr. Oppegard has served as President of the Company since 1992 and as a Director of the Company since 1995. Prior to the Recapitalization, Mr. Oppegard served as Vice President, Secretary, Assistant Treasurer and a Director of NBC between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions at the Company, including Vice President of the college bookstore operations. He is currently a director of NACSCORP, INC., a distribution company serving the college bookstore industry.

    BARRY S. MAJOR was named Chief Operating Officer of the Company in January, 1999. Prior to joining the Company, Mr. Major served in various executive management positions at SITEL Corporation (SITEL), a company listed on the New York Stock Exchange that provides outsourced telephone and internet-based sales and customer service. Joining SITEL in 1995 as the Executive Vice President of Finance, Mr. Major was named Chief Financial Officer in 1996 and assumed the role of President of the North America Region in 1997. Between 1985 and 1995, Mr. Major served in a series of positions, including President in 1995, Executive Vice President, and Senior Vice President/Credit Manager, with
American National Corporation, a multi-bank holding company operating three banks throughout Omaha and Southeast Nebraska.

    ALAN G. SIEMEK was named Chief Financial Officer, Treasurer and Assistant Secretary of the Company and Vice President and Treasurer of NBC in July, 1999. Prior to joining the Company, Mr. Siemek served as Corporate Controller at SITEL, starting in 1997. Between 1994 and 1997, Mr. Siemek served in the positions of Director and Manager of SEC Reporting and Risk Management for MFS Communications, a billion dollar telecommunications firm. Prior to joining MFS Communications, Mr. Siemek spent eleven years in public accounting with Coopers & Lybrand LLP in their Omaha and New York offices.

    WILLIAM H. ALLEN has served in the college bookstore industry for 35 years (of which 26 have been with the Company and its parent, NBC (since its inception in 1995)) and has been Vice President of Warehouse Operations for the Company since 1994. Between 1974 and 1994, Mr. Allen served in a series of positions, including assistant manager of the wholesale operations. Prior to joining the Company in 1974, Mr. Allen was employed by the Missouri Store Company, a predecessor of MBS.

    THOMAS A. HOFF has served in the college bookstore industry for 13 years (all of which have been with the Company and its parent, NBC (since its inception in 1995)) and has been Vice President of Retail Division for the Company since 1992. Mr. Hoff served as an assistant to the Vice President of College Bookstore Operations between 1987 and 1992.

    MICHAEL J. KELLY was named Vice  President of  E-commerce  of the Company in
November, 1999. Prior to joining the Company, Mr. Kelly served in various executive management positions at SITEL. Joining SITEL in 1995 as a Business Unit Vice President of Administration and Finance, Mr. Kelly was named a Business Unit President in 1997, assumed the role of Chief Information Officer for the North America Region in March, 1998, and was named Chief Technology Officer for Global Operations in August, 1998. Between 1981 and 1995, Mr. Kelly served as Director of Information Technology for Father Flanagan's Boys Home, a non-profit organization offering services to troubled children.

    LARRY R. REMPE has served in the college bookstore industry for 14 years (all of which have been with the Company and its parent, NBC (since its inception in 1995)) and has been Vice President of Information Systems for the Company since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc. ("Lincoln"), a holding company that owned NBC until 1995.

    KENNETH F. JIROVSKY has served in the college bookstore industry for 39 years (all of which have been with the Company and its parent, NBC (since its inception in 1995)) and has been Vice President of Sales and Marketing for the Company since 1986. Prior to 1986 Mr. Jirovsky served in a series of positions, including assistant manager of the wholesale operations.

    ARDEAN A. ARNDT has served in the college bookstore industry for 15 years (all of which have been with the Company and its parent, NBC (since its inception in 1995)) and has served as Vice President of Administration and Secretary for the Company since 1985. Between 1981 and 1985, Mr. Arndt was Vice President of Administration for Lincoln. Between 1966 and 1982, Mr. Arndt served in various positions for Lincoln.

                        ITEM 11. EXECUTIVE COMPENSATION.

    The following tables and paragraphs provide information concerning compensation paid by the Company for the last three fiscal years to its Chief Executive Officer and to the five other most highly compensated executive officers earning in excess of $100,000 in annual salary and bonuses; compensation paid to Directors; and employment contracts in place with executive officers.

    The table presented below summarizes annual and long-term compensation, including stock compensation, to such persons for the last three fiscal years:

                             Summary Compensation Table

                                                                     Long-Term
                                                                    Compensation
                                              Annual Compensation      Awards
                                             ---------------------- ------------

                                                                      Number
                                                                    of Securities
                                     Fiscal                         Underlying      All Other
   Name and Principal Position       Year     Salary      Bonus     Options (1)   Compensation (2)
-----------------------------------  -----  -----------  ---------  ------------  --------------
Mark W. Oppegard - President, Chief
Executive Officer and Director       2000     $230,769   $152,000      $      -         $ 2,180
                                     1999      197,808          -             -           2,985
                                     1998      176,539          -             -           3,017

Barry S. Major - Chief Operating
Officer                              2000      204,615    130,000             -           2,080
                                     1999       40,769     60,000         9,530               -
                                     1998            -          -             -               -

Alan G. Siemek - Chief Financial
Officer, Treasurer, and Assistant
Secretary                            2000      111,481    133,000         6,353           2,027
                                     1999            -          -             -               -
                                     1998            -          -             -               -

Larry R. Rempe - Vice President of
Information Systems                  2000      122,385     50,000             -           2,276
                                     1999      106,846          -             -           3,092
                                     1998      102,846          -             -           3,017

Kenneth F. Jirovsky - Vice President
of Sales and Marketing               2000      103,385     60,000             -           2,516
                                     1999      100,923          -             -           3,376
                                     1998       98,923          -             -           3,017

William H Allen - Vice President of
Warehouse Operations                 2000      103,385     60,000             -           2,516
                                     1999      100,923          -             -           3,376
                                     1998       85,923          -             -           3,521


(1) The stock options were granted at an exercise price of $52.47/share ("Founder's Price"). The estimated fair market value of the Company's Class A Common Stock underlying the stock options, which includes a discount for the holder's minority interest position and illiquidity of the Class A Common Stock, was less than the exercise price on the date of grant.

(2) Consists of Company matching contributions to the NBC Retirement Plan and life insurance premiums paid by the Company on the executive's behalf.

    Presented below is information in tabular format regarding individual grants of stock options to certain executive officers of the Company for the year ended March 31, 2000:

              Options Granted During the Year Ended March 31, 2000

                            Individual Grants                     Grant Date Value
--------------------------------------------------------------  -------------------
                                 Number    % of Total
                                   of      Options
                                Securities Granted to                       Grant
                                Underlying Employees  Exercise              Date
                                Options    in Fiscal   Price    Expiration Present
            Name                Granted      2000     Per Share   Date     Value (1)
------------------------------  ---------  ---------  --------  ---------  --------
Alan G. Siemek - Chief Financial
Officer, Treasurer, and Assistant
Secretary                          6,353    54.8%     $ 52.47    07/01/09  $ 59,868


(1) Grant date present value was determined using a Black-Scholes option pricing model, assuming a 5.68% risk-free interest rate, 1.0% expected volatility, and an expected life of approximately 3.5 years.

    The following table provides information concerning each exercise of stock options by certain executive officers of the Company during the year ended March 31, 2000 as well as the value of unexercised options as of March 31, 2000:

        Aggregated Option Exercises During the Year Ended March 31, 2000
                      and Option Value as of March 31, 2000

                                                       Number
                                                    of Securities    Value of
                                                     Underlying    Unexercised
                                                    Unexercised    in-the-Money
                                                     Options at     Options at
                                                   March 31, 2000 March 31, 2000
                                                   -------------  -------------
                                 Shares
                                Acquired    Value   Exercisable/   Exercisable/
            Name              on Exercise Realized Unexercisable  Unexercisable
----------------------------  ----------- -------- -------------  -------------

Barry S. Major - Chief
Operating Officer                  -       $ -     4,765/4,765      $ - / $ -

Alan G. Siemek - Chief
Financial Officer, Treasurer,
and Assistant Secretary            -         -     1,588/4,765        - /-


COMPENSATION OF DIRECTORS

   Directors of the Company receive no compensation for services but are reimbursed for out-of-pocket expenses.

EMPLOYMENT AGREEMENTS

   The Company has employment agreements expiring March 31, 2001 with Mark W. Oppegard and eight other senior executive officers of the Company. Such agreements (the "Employment Agreements") with the aforementioned senior executive officers (each, an "Executive") provide for an annual base salary as determined by the Board of Directors, for incentive compensation based upon the attainment of financial objectives to be established by the Board of Directors (or a committee thereof) after considering the recommendation of the chief executive officer, and for customary fringe benefits. The amounts of salaries are as follows: Mr. Oppegard, $237,500 per annum; Mr. Major, $210,000 per annum; Mr. Siemek, $155,000 per annum; Mr. Rempe, $150,000 per annum; Mr. Jirovsky, $105,000 per annum; and Mr. Allen, $105,000 per annum. The Employment Agreements provide that their term will be automatically extended from year to year after March 31, 2001, unless terminated upon specified notice by either party.

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


    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


    As a result of the Recapitalization, all shares of common stock of the Company are owned by NBC. The information in the following table sets forth the ownership of NBC Acquisition Corp. Class A Common Stock by each person who beneficially owns more than 5.0% of the outstanding shares of the Class A Common Stock, and each director, executive officer, and all directors and executive officers of the Company treated as a group who beneficially own shares of the Class A Common Stock as of June 20, 2000. To the knowledge of the Company, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.

                                                       Amount and
                                                        Nature of
                                                       Beneficial    Percent of
      Title of Class/Name of Beneficial Owner          Ownership (1)  Class
-----------------------------------------------------  ------------  ---------

Class A Common Stock:
  Owning Greater Than 5% of Shares:
   HWH (2)                                               1,136,568      90.1%
                                                       ===========  =========

Ownership of Management:
  Robert B. Haas (2)                                     1,136,568      90.1%
  Mark W. Oppegard                                          23,966       1.9%
  Larry R. Rempe                                            16,248       1.3%
  Thomas A Hoff                                             11,964       1.0%
  Kenneth F. Jirovsky                                       10,507       0.8%
  Barry S. Major                                            10,483       0.8%
  William H. Allen                                           9,530       0.8%
  Ardean A. Arndt                                            9,154       0.7%
  Alan G. Siemek                                             6,036       0.5%
  Michael J. Kelly                                           2,907       0.2%
  Douglas D. Wheat (2)                                           -          -
                                                       -----------  ---------
    Total for Directors and Executive Officers
    as a Group                                           1,237,363      98.1%
                                                       ===========  =========


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


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Effective November 12, 1999, the Company acquired certain assets and liabilities of Ned's Bookstores. The acquisition of Ned's Bookstores was funded in part through a $4.6 million capital contribution from NBC to the Company. NBC raised the $4.6 million in capital through the sale of 87,922 shares of its Class A Common Stock at a price of $52.47 per share (based upon the buy-out price as part of the Recapitalization on February 13, 1998) to certain shareholders, including among others, 76,238 shares to HWH; 3,812 shares to the Company's Chief Operating Officer, 2,859 shares to the Company's Chief Financial Officer, and 1,906 shares to the Company's Vice President of Warehouse Operations.

    Effective June 4, 1999, the Company acquired all of the outstanding common stock of Triro, Inc. The acquisition of Triro, Inc. was funded in part through a $10.3 million capital contribution from NBC to the Company. NBC raised the $10.3 million in capital through the sale of 197,001 shares of its Class A Common Stock at a price of $52.47 per share (based upon the buy-out price as part of the Recapitalization on February 13, 1998) to certain shareholders, including among others, 190,595 shares to HWH; 2,000 shares to the Company's Chief Executive Officer and 1,906 shares to the Company's Chief Operating Officer.

    As of March 31, 2000, NBC reported notes receivable from stockholders and associated interest receivable of approximately $606,000 and $55,000, respectively. Approximately $141,000 of such notes originated during the leveraged buyout of the Company by Olympus Advisory Partners, Inc. in 1995. In conjunction with the buyout, the Company's executive officers were given the opportunity to acquire shares of NBC's Class A Common Stock with a portion of the purchase price of such shares being provided to the officers in the form of interest bearing notes. Such notes are dated August 31, 1995, become due August 31, 2002, and bear interest at the applicable Federal rate for mid-term loans.

    The remaining balance of such notes originated pursuant to the terms of employment agreements with the Company's Chief Operating Officer, Barry S. Major; Chief Financial Officer, Alan G. Siemek; and Vice President of E-commerce, Michael J. Kelly. In January, 1999, NBC issued 4,765 shares of its Class A Common Stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 maturing January 19, 2009 and bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2000 was approximately $239,000. In July, 1999, NBC issued 3,177 shares of its Class A Common Stock to Mr. Siemek at a price of $52.47 per share, in exchange for $16,688 in cash and a promissory note in the principal amount of $150,000 maturing September, 2009 and bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2000 was approximately $154,000. In January, 2000, NBC issued 2,621 shares of its Class A Common Stock to Mr. Kelly at a price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765 maturing January, 2010 and bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2000 was approximately $126,000.

                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

        (1)  Financial Statements of Nebraska Book Company, Inc.

             Index to Financial Statements.
             Independent Auditors' Report.
             Balance Sheets as of March 31, 2000 and 1999.
             Statements of Operations  for the Years Ended March 31, 2000,  1999
               and 1998.
             Statements  of  Stockholders'  Equity (Deficit) for the Years Ended
               March 31, 2000, 1999 and 1998.
             Statements of Cash Flows for the  Years  Ended  March  31,  2000,
               1999 and  1998.
             Notes to Financial Statements.

        (2)  Financial Statement Schedules.

             Independent Auditors' Report on Schedule.
             Schedule II - Valuation and Qualifying Accounts.

        (3)  Management Contract and Compensatory Plan Arrangement Exhibits.

             Exhibits 10.5 through 10.14 are incorporated herein by reference.

    (B) REPORTS ON FORM 8-K.

           Current Report on Form 8-K/A filed January 25, 2000 reporting the acquisition of Michigan College Book Company, Inc. and Ned's Berkeley Book Company, Inc. (collectively referred to as "Ned's Bookstores") and submitting audited financial statements of Ned's Bookstores for the nine months ended September 30, 1999 and unaudited pro forma financial information as of September 30, 1999 and for the six months ended September 30, 1999 and year ended March 31, 1999.

(C)     EXHIBITS.

     2.1 Agreement for Purchase and Sale of Stock, dated as of May 26, 1999 between and among Nebraska Book Company, Inc., Dennis Rother, and Larry Rother, filed as Exhibit 2.1 to Nebraska Book Company, Inc. Form 8-K dated June 4, 1999, is incorporated herein by reference.

     2.2 Agreement of Sale, dated as of September 30, 1999 between and among Nebraska Book Company, Inc., Michigan College Book Company, Inc., Ned's Berkeley Book Company, Inc., Ned Shure, Fred Shure, and Jack Barenfanger filed as Exhibit 2.1 to Nebraska Book Company, Inc. Form 8-K dated November 12, 1999, is incorporated herein by reference.

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

     10.2 First Amendment, dated as of May 21, 1999, to the Credit Agreement, dated as of February 13, 1998 among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank, and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference.

     10.3 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit
          10.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

     10.4 Purchase Agreement dated February 10, 1998 between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

     10.5 Form of Memorandum of Understanding, dated as of February 13, 1998 between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas
          A. Hoff and Ardean A. Arndt, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

     10.6 Memorandum  of  Understanding,  dated as of December  22, 1998 between
          Nebraska  Book  Company,  Inc.  and Barry S.  Major,  Chief  Operating
          Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

     10.7 Memorandum of Understanding, dated as of July 1, 1999 between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as
          Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

     10.8 Memorandum of Understanding, dated as of November 1, 1999 between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

     10.9 NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August 31, 1995, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

    10.10 NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

    10.11 NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

    10.12 NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

    10.13 Form of Deferred Compensation Agreement by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

    10.14 NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

    10.15 Agreement for Purchase and Sale of Stock made January 9, 1998 between and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren
          E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.8.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

    10.16 First  Amendment  dated  January  23,  1998 to the  Collegiate  Stores
          Corporation Agreement, filed as Exhibit 10.8.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

    10.17 Commercial Lease Agreement made and entered into March 8, 1989, by and between Robert J. Chaney, Mary Charlotte Chaney and Robert J.
          Chaney,  as  Trustee  under  the Last  Will and  Testament  of James A
          Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.9 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

    10.18 Lease Agreement entered into as of September 1, 1986, by and between Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.10 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

    10.19 Lease Agreement entered into as of September 1, 1986, by and between John B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

    10.20 Lease Agreement entered into as of September 1, 1986 by and between Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.12 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

    10.21 Lease Agreement made and entered into October 12, 1988 by and between Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit
          10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

    10.22 Industrial Real Estate Lease dated June 22, 1987 by and between Cyprus Land Company and Nebraska Book Company, Inc., filed as Exhibit
          10.14 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

     12. Statements regarding computation of ratios, filed as Exhibit 12 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

     24.  Powers of Attorney (included on signature page).

     27. Financial Data Schedule for the Year Ended March 31, 2000 [EDGAR filing only].


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

                                 NEBRASKA BOOK COMPANY, INC.


                                 /s/ Mark W. Oppegard
                                 ------------------------
                                 Mark W. Oppegard
                                 President, Chief Executive Officer and Director June 20, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                /s/ Mark W. Oppegard
                                 ------------------------
                                Mark W. Oppegard
                                President, Chief Executive Officer and Director June 20, 2000


                                       *
                                ------------------------
                                Alan G. Siemek
                                Treasurer, Chief Financial Officer and
                                Assistant Secretary
                                June 20, 2000


                                       *
                                ------------------------
                                Robert B. Haas
                                Chairman and Director
                                June 20, 2000


                                       *
                                ------------------------
                                Douglas D. Wheat
                                Director
                                June 20, 2000


                            *By:/s/ Mark W. Oppegard
                                ------------------------
                                Mark W. Oppegard
                                Attorney-In-Fact
                                June 20, 2000


    Supplemental  Information  to Be Furnished  With Reports  Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

    NO ANNUAL REPORT OR PROXY MATERIAL FOR THE FISCAL YEAR ENDED MARCH 31, 2000 HAS BEEN, NOR WILL BE, SENT TO SECURITY HOLDERS.

                          FINANCIAL STATEMENT SCHEDULES



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Nebraska Book Company, Inc.
Lincoln, Nebraska

    We have audited the financial statements of Nebraska Book Company, Inc. (a wholly-owned subsidiary of NBC Acquisition Corp.) as of March 31, 2000 and 1999 and for each of the three years in the period ended March 31, 2000, and have issued our report thereon dated May 16, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Lincoln, Nebraska
May 16, 2000

NEBRASKA BOOK COMPANY, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------------------

                                              Charged to  Charged to
                                 Beginning of Costs and     Other        Net      End of Year
                                 Year Balance  Expenses   Accounts   Charge-Offs   Balance
                                 ------------ ----------- ---------- ------------ ----------
YEAR ENDED MARCH 31, 2000
 Allowance for doubtful accounts  $ 165,899   $ 140,927     $  -     $(130,927)   $ 175,899


YEAR ENDED MARCH 31, 1999
 Allowance for doubtful accounts    164,829     134,661        -      (133,591)     165,899


YEAR ENDED MARCH 31, 1998
 Allowance for doubtful accounts    239,296     180,491        -      (254,958)     164,829


                                  EXHIBIT INDEX


     24.  Powers of Attorney (included on signature page).

     27. Financial Data Schedule for the Year Ended March 31, 2000 [EDGAR filing only].