Form 10-Q
period 2000-06-30
NEBRASKA BOOK CO
filed 2000-08-04
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 2, 2000: 100 SHARES

                            TOTAL NUMBER OF PAGES: 13

                             EXHIBIT INDEX: PAGE 13

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------------------------

                                                         June 30,       March 31,      June 30,
                                                           2000           2000           1999
                                                       ------------   ------------   ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $  6,573,970   $  4,450,887   $  5,270,567
   Receivables                                           27,242,169     24,248,183     22,648,480
   Inventories                                           81,249,866     61,809,630     73,852,504
   Recoverable income tax                                 3,221,878              -      3,354,217
   Deferred income taxes                                  1,598,793      1,598,793      1,491,693
   Prepaid expenses and other assets                        420,467        427,302        472,750
                                                       ------------   ------------   ------------
           Total current assets                         120,307,143     92,534,795    107,090,211

PROPERTY AND EQUIPMENT                                   37,177,011     36,558,620     33,572,110
   Less accumulated depreciation                        (11,478,128)   (10,797,795)    (8,589,721)
                                                       ------------   ------------   ------------
                                                         25,698,883     25,760,825     24,982,389

GOODWILL AND OTHER INTANGIBLES, net of amortization      42,082,942     43,183,145     43,322,643

OTHER ASSETS                                              5,014,114      4,676,047      4,718,942
                                                       ------------   ------------   ------------

                                                       $193,103,082   $166,154,812   $180,114,185
                                                       ============   ============   ============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                    $ 16,846,697   $ 16,145,566   $  9,582,525
   Accrued employee compensation and benefits             2,823,634      6,301,111      3,393,168
   Accrued interest                                       3,703,800      1,349,224      3,798,990
   Accrued expenses                                         330,195        819,010        648,474
   Income tax payable                                             -        553,893              -
   Deferred revenue                                         625,231        552,251        457,693
   Current maturities of long-term debt                   4,769,334      4,456,324      6,042,442
   Current  maturities of capital lease obligations          28,498         59,181        131,587
   Revolving credit facility                             33,500,000              -     31,800,000
                                                       ------------   ------------   ------------
          Total current liabilities                      62,627,389     30,236,560     55,854,879

LONG-TERM DEBT, net of current maturities               160,529,061    161,721,590    162,773,325

CAPITAL LEASE OBLIGATIONS, net of current maturities         44,407         64,856        159,139

OTHER LONG-TERM LIABILITIES                                 211,132        202,231        201,053

DUE TO PARENT                                             5,322,191      4,606,191      2,821,022

STOCKHOLDER'S DEFICIT:
   Common stock, voting, authorized 50,000 shares of
      $1.00 par value; issued and outstanding 100 shares        100            100            100
   Additional paid-in capital                            46,526,502     45,884,463     41,241,034
   Accumulated deficit                                  (82,157,700)   (76,561,179)   (82,936,367)
                                                       ------------   ------------   ------------
          Total stockholder's deficit                   (35,631,098)   (30,676,616)   (41,695,233)
                                                       ------------   ------------   ------------

                                                       $193,103,082   $166,154,812   $180,114,185
                                                       ============   ============   ============


See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------


                                                    Three Months Ended June 30,
                                                        2000           1999
                                                    -----------     -----------

REVENUES, net of returns                            $39,777,177     $32,299,891

COSTS OF SALES                                       24,595,859      19,577,106
                                                    -----------     -----------

          Gross profit                               15,181,318      12,722,785

OPERATING EXPENSES:
   Selling, general and administrative               16,086,634      12,977,447
   Depreciation                                         533,052         585,985
   Amortization                                       2,745,790       1,587,757
                                                    -----------     -----------
                                                     19,365,476      15,151,189
                                                    -----------     -----------
LOSS  FROM OPERATIONS                                (4,184,158)     (2,428,404)

OTHER EXPENSES (INCOME):
   Interest expense                                   4,619,881       4,495,486
   Interest income                                      (21,662)        (20,380)
   Other income                                        (491,718)       (241,291)
                                                    -----------     -----------
                                                      4,106,501       4,233,815
                                                    -----------     -----------
LOSS BEFORE INCOME TAXES                             (8,290,659)     (6,662,219)

INCOME TAX BENEFIT                                   (2,694,138)     (2,177,747)
                                                    -----------     -----------
NET LOSS                                            $(5,596,521)    $(4,484,472)
                                                    ===========     ===========



See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF STOCKHOLDER'S DEFICIT
(UNAUDITED)
---------------------------------------------------------------------------------------------------


                                                          Additional
                                                Common     Paid-in       Accumulated
                                                 Stock     Capital         Deficit        Total
                                                ------   ------------    -----------   ------------
BALANCE,  April 1, 1999                          $100     $30,904,931   $(78,451,895)  $(47,546,864)

    Contributed capital                             -      10,336,103              -     10,336,103

    Net loss                                        -               -     (4,484,472)    (4,484,472)
                                                 ----     -----------    -----------   ------------

BALANCE,  June 30, 1999                          $100     $41,241,034   $(82,936,367)  $(41,695,233)
                                                 ====    ============   ============   ============


BALANCE,  April 1, 2000                          $100     $45,884,463   $(76,561,179)  $(30,676,616)

    Contributed capital                             -         642,039              -        642,039

    Net loss                                        -               -     (5,596,521)    (5,596,521)
                                                 ----     -----------   ------------   ------------

BALANCE,  June 30, 2000                          $100     $46,526,502   $(82,157,700)  $(35,631,098)
                                                 ====     ===========   ============   ============


See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)
---------------------------------------------------------------------------------------------


                                                                  Three Months Ended June 30,
                                                                      2000           1999
                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (5,596,521)  $ (4,484,472)
   Adjustments to reconcile net loss to net cash flows
      from operating activities:
      Depreciation                                                     533,052        585,985
      Amortization of intangibles                                    3,087,877      1,928,821
      (Gain) Loss on disposal of assets                                    840         (9,515)
      Changes in operating assets and liabilities,
       net of effect of acquisitions:
         Receivables                                                (2,993,986)    (1,677,892)
         Inventories                                               (19,233,578)   (18,995,883)
         Recoverable income tax                                     (3,221,878)    (3,034,587)
         Prepaid expenses and other assets                               6,835         38,606
         Other assets                                                 (413,425)      (182,437)
         Accounts payable                                              701,131       (644,420)
         Accrued employee compensation and benefits                 (3,477,477)      (676,482)
         Accrued interest                                            2,354,576      2,372,481
         Accrued expenses                                             (488,815)       (33,251)
         Income taxes payable                                         (553,893)          (965)
         Deferred revenue                                               72,980         81,137
         Other long-term liabilities                                     8,901          9,979
         Due to parent                                                 716,000        543,756
                                                                  ------------   ------------

            Net cash flows from operating activities               (28,497,381)   (24,179,139)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                (477,258)      (368,602)
   Bookstore acquisitions, net of cash acquired                     (2,113,387)   (15,837,358)
   Proceeds from sale of property and equipment and other              107,859         18,711
   Software development costs                                         (108,138)       (74,049)

                                                                  ------------   ------------
            Net cash flows from investing activities                (2,590,924)   (16,261,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred financing costs                                                  -        (32,477)
   Principal payments on long-term debt                               (879,519)      (441,560)
   Principal payments on capital lease obligations                     (51,132)       (10,722)
   Net increase in revolving credit facility                        33,500,000     31,800,000
   Capital contribution                                                642,039     10,336,103
                                                                  ------------   ------------

            Net cash flows from financing activities                33,211,388     41,651,344
                                                                  ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            2,123,083      1,210,907

CASH AND CASH EQUIVALENTS, Beginning of period                       4,450,887      4,059,660
                                                                  -------------  ------------

CASH AND CASH EQUIVALENTS, End of period                          $  6,573,970   $  5,270,567
                                                                  ============   ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest                                                    $  1,923,218   $  1,781,941
      Income taxes                                                $    365,633   $    314,049


See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


1. MANAGEMENT REPRESENTATIONS - The balance sheet of Nebraska Book Company, Inc. (the "Company") at March 31, 2000 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform with current year presentation. These statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2000 included in the Company's Annual Report on Form 10-K.

2.  INVENTORIES - Inventories are summarized as follows:

                                         June 30,      March 31,     June 30,
                                           2000          2000          1999
      ------------------------------------------------------------------------
      Wholesale                        $35,725,548   $25,413,484  $35,968,945
      College bookstores                41,221,728    31,137,643   34,747,571
      Complementary services             4,302,590     5,258,503    3,135,988
      ------------------------------------------------------------------------
                                       $81,249,866   $61,809,630  $73,852,504
      ========================================================================


3. LONG-TERM DEBT - The Company's indebtedness includes a bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base that at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The borrowing base at June 30, 2000 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement") to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. There was no excess cash flow payment obligation for fiscal 2000. Additional indebtedness includes $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes").

4. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 100 college bookstores located on or adjacent to college campuses. The complementary services segment includes book-related services such as a centralized buying service, distance education materials, and computer hardware and software.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding cash and cash equivalents, certain receivables and other assets, and inventories), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters ended June 30, 2000 and 1999:


                                                           College
                                             Wholesale    Bookstore   Complementary
                                            Operations    Operations     Services        Total
                                            -----------   -----------   ----------    -----------
  Quarter ended June 30, 2000:
    External customer revenues              $17,602,642   $17,186,070   $4,988,465    $39,777,177
    Intersegment revenues                     6,167,163        48,424      450,892      6,666,479
    Depreciation and amortization expense        74,463     2,395,248      450,966      2,920,677
    Income (loss) before interest and taxes   4,728,394    (4,637,651)    (366,167)      (275,424)

  Quarter ended June 30, 1999:
    External customer revenues              $16,404,083   $13,055,287   $2,840,521    $32,299,891
    Intersegment revenues                     4,887,613             -      286,049      5,173,662
    Depreciation and amortization expense        70,577     1,058,798      462,196      1,591,571
    Income (loss) before interest and taxes   4,323,867    (3,044,434)    (580,384)       699,049

    The following table reconciles segment information presented above with information as presented in the financial statements for the quarters ended June 30, 2000 and 1999:
                                              Quarter Ended June 30,
                                                2000           1999
                                            ------------   ------------
  Revenues:
    Total for reportable segments           $ 46,443,656   $ 37,473,553
    Elimination of intersegment revenues      (6,666,479)    (5,173,662)
                                            ------------   ------------
      Financial statement total             $ 39,777,177   $ 32,299,891
                                            ============   ============

  Depreciation and Amortization Expense:
    Total for reportable segments           $  2,920,677   $  1,591,571
    Corporate administration                     358,165        582,171
                                            ------------   ------------
      Financial statement total             $  3,278,842   $  2,173,742
                                            ============   ============

  Income (Loss) Before Interest and Taxes:
    Total for reportable segments           $   (275,424)  $    699,049
    Corporate administrative costs            (3,417,016)    (2,886,162)
                                            ------------   ------------
      Loss before interest and taxes          (3,692,440)    (2,187,113)
    Interest expense, net                     (4,598,219)    (4,475,106)
                                            ------------   ------------
      Loss before income taxes              $ (8,290,659)  $ (6,662,219)
                                            ============   ============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

5. NEW ACCOUNTING STANDARDS - In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION, which provides guidance and interpretations on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Subsequently, Staff Accounting Bulletin No. 101B was issued delaying the implementation date of Staff Accounting Bulletin No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The impact on the Company's financial position and results of operations is not expected to be material.

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

6. RELATED PARTY TRANSACTIONS - During the first quarter of fiscal 2001, the Company entered into several agreements related to its WebPRISM and CampusHub E-commerce software capabilities with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. Such agreements included an equity option agreement providing the Company the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc.; a management services agreement effective for a period of three years that reimburses the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc. and also pays the Company $500,000 per year for certain shared management and administrative support and space; and a technology sale and license agreement that provides for the Company to license its E-commerce software capabilities to TheCampusHub.com, Inc. for $500,000 per year over a period of three years and provides

    TheCampusHub.com, Inc. with an option to purchase such software capabilities from the Company during that three year period. The Company's Senior Credit Facility was amended in April, 2000 to provide for these transactions. At June 30, 2000, revenues attributable to the management services and technology sale and license agreements totaled $0.2 million and reimbursable direct costs incurred on behalf of TheCampusHub.com totaled $0.1 million.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 COMPARED WITH QUARTER ENDED JUNE 30, 1999.

REVENUES. Revenues for the quarters ended June 30, 2000 and 1999 and the corresponding increase (decrease) in revenues were as follows:

                                                          Increase (Decrease)
                                                        ----------------------
                                2000          1999        Amount    Percentage
                             -----------  ------------  ---------- -----------
Wholesale operations         $23,769,805   $21,291,696  $2,478,109     11.6%
College bookstore operations  17,234,494    13,055,287   4,179,207     32.0%
Complementary services         5,439,357     3,126,570   2,312,787     74.0%
Intercompany eliminations     (6,666,479)   (5,173,662) (1,492,817)    28.9%
                             -----------  ------------  ---------- ---------
                             $39,777,177   $32,299,891  $7,477,286     23.1%
                             ===========  ============= ========== =========

The increase in wholesale revenues for the quarter ended June 30, 2000 was due primarily to publisher price increases and an increase in units shipped. The increase in college bookstore revenues was attributable to the net addition of 33 new college bookstores either through acquisition or startup since April 1, 1999. Of the $4.2 million increase in college bookstore revenues, $4.0 million was attributable to new college bookstores with the remainder accounted for by a 2.1% increase in same store revenues. Complementary services revenues increased primarily due to growth in the Company's distance education program. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the quarter ended June 30, 2000 increased $2.5 million, or 19.3%, to $15.2 million from $12.7 million for the quarter ended June 30, 1999. This increase was primarily due to higher revenues, partially offset by a decrease in gross margin percent. Gross margin for the quarter ended June 30, 2000 decreased to 38.2% from 39.4% for the quarter ended June 30, 1999, primarily due to the increased intercompany transactions previously discussed. Such increased intercompany transactions effectively delay the recognition of the wholesale margin on sales to the Company's college bookstore operations until those textbooks are sold to the student.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended June 30, 2000 increased $3.1 million, or 24.0%, to $16.1 million from $13.0 million for the quarter ended June 30, 1999. Selling, general and administrative expenses as a percentage of revenues were 40.4% and 40.2% for the quarters ended June 30, 2000 and 1999, respectively. Approximately $2.0 million of the increase in expenses resulted from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups. The Company has also incurred higher corporate-level expense in the quarter ended June 30, 2000, primarily due to additional personnel and other costs designed to help manage its continued growth.

AMORTIZATION EXPENSE. Amortization expense for the quarter ended June 30, 2000 increased $1.1 million, or 72.9%, to $2.7 million from $1.6 million for the quarter ended June 30, 1999. This increase was primarily the result of additional amortization of goodwill related to recent acquisitions.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the quarters ended June 30, 2000 and 1999 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                           Increase (Decrease)
                                                         ----------------------
                                   2000         1999        Amount   Percentage
                               -----------  -----------  ----------- ----------
Wholesale operations           $ 4,728,394  $ 4,323,867  $   404,527     9.4 %
College bookstore operations    (4,637,651)  (3,044,434)  (1,593,217)  (52.3)%
Complementary services            (366,167)    (580,384)     214,217    36.9 %
Corporate administration        (3,417,016)  (2,886,162)    (530,854)  (18.4)%
                               -----------  -----------  -----------  -------
                               $(3,692,440) $(2,187,113) $(1,505,327)  (68.8)%
                               ===========  ===========  ===========  =======

The increase in wholesale income before interest and taxes was due primarily to increased revenues. The loss before interest and taxes for college bookstore operations increased primarily as a result of incremental goodwill amortization expense of $1.2 million resulting from acquisitions. As described above, corporate administrative costs have increased primarily as a result of costs incurred to help manage the Company's growth.

INCOME TAXES. The Company's effective tax rate for the quarter ended June 30, 2000 was 32.5% as compared to 32.7% for the quarter ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's Revolving Credit Facility. At June 30, 2000, the Company's total indebtedness was approximately $198.9 million, consisting of $54.8 million in Term Loans, $110.0 million of Senior Subordinated Notes, $0.6 million of other indebtedness, including capital lease obligations, and $33.5 million under the Revolving Credit Facility.

Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and B Loans, the Company is scheduled to make principal payments totaling approximately $4.4 million in fiscal 2001, $6.3 million in fiscal 2002, $6.8 million in fiscal 2003, $8.5 million in fiscal 2004, $11.2 million in fiscal 2005 and $18.4 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility) towards Tranche A and B Loan principal balances. There was no excess cash flow payment obligation for fiscal 2000. Loans under the Senior Credit Facility bear interest at floating rates based upon the interest rate option selected by the Company. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008.

The Company's capital expenditures were $0.5 million and $0.4 million for the three months ended June 30, 2000 and 1999, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

Business acquisition expenditures were $2.1 million and $15.8 million for the three months ended June 30, 2000 and 1999, respectively. The fiscal 2000 expenditures include primarily the acquisition of Triro, Inc. for $15.0 million, net of cash acquired. Approximately $10.3 million of capital raised by NBC through the issuance of 197,001 shares of NBC's Class A Common Stock to NBC's majority owner and members of senior management was contributed to the Company to assist in financing the acquisition of Triro, Inc. Future acquisitions, if any, may require additional capital contributions.

During the first quarter of fiscal 2001, the Company entered into several agreements related to its WebPRISM and CampusHub E-commerce software capabilities with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. Such agreements included an equity option agreement providing the Company the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc.; a management services agreement effective for a period of three years that reimburses the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc. and for certain shared management and administrative support and space; and a technology sale and license agreement that provides for the Company to license its E-commerce software capabilities to TheCampusHub.com, Inc. over a period of three years and provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from the Company during that three year period. The Company's Senior Credit Facility was amended in April, 2000 to provide for these transactions.

The Company's principal sources of cash to fund its future liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used in operating activities for the three months ended June 30, 2000 were $28.5 million, an increase of $4.3 million from $24.2 million for the three months ended June 30, 1999. This increase was primarily due to increased year-end bonuses, which are paid out in the first quarter of the following fiscal year, and increased payout of salaries and wages based upon one extra pay period in the quarter ended June 30, 2000.

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

As of June 30, 2000, the Company could borrow up to $50.0 million under the Revolving Credit Facility. Of the amount available, $33.5 million was drawn by the Company. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or capital contributions.

SEASONALITY

The Company's wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each college semester in August and December. The buying periods for the wholesale operations occur at the end of each college semester in late December and May. The primary selling periods for the bookstore operations are in September and January. In fiscal 2000, approximately 42% of the Company's annual revenues occurred in the second fiscal quarter (July-September), while approximately 30% of the Company's annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, the Company's working capital requirements fluctuate throughout the year, increasing substantially at the end of each college semester, in May and December, as a result of the buying periods. The Company funds its working capital requirements primarily through a revolving credit facility, which historically has been repaid with cash provided from operations.

IMPACT OF INFLATION

The Company's results of operations and financial condition are presented based upon historical costs. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have not been material. However, there can be no assurance that during a period of significant inflation, the Company's results of operations will not be adversely affected.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition; ability to integrate recent acquisitions; loss or retirement of key members of management; increases in the Company's cost of borrowing or inability to raise or unavailability of additional debt or equity capital; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in general economic conditions and/or in the markets in which the Company competes or may, from time to time, compete; the impact of the internet and E-books on the Company's operations; and other risks detailed in the Company's Securities and Exchange Commission filings, in particular the Company's Registration Statement on Form S-4 (No. 333-48221), all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $198.9 million in long-term debt and capital lease obligations outstanding at June 30, 2000, approximately $88.3 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements to effectively convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). The notional amount under each agreement as of June 30, 2000 was approximately $27.4 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

Certain quantitative market risk disclosures have changed significantly since March 31, 2000 as a result of market fluctuations and movement in interest rates. The following table presents market risk disclosures that have changed significantly since March 31, 2000:

                                        June 30,       March 31,
                                          2000           2000
                                      -----------    -----------
    Fair Values:
      Fixed rate debt                 $85,413,076    $88,223,075
      Interest rate swaps               1,586,705      1,735,657

                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

     10.1 Second Amendment and Waiver, dated as of April 27, 2000, to the Credit Agreement, dated as of February 13, 1998, among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank, and certain other financial institutions.

     27   Financial Data Schedule [EDGAR filing only]

(b)  Reports On Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Lincoln, Nebraska, on August 2, 2000.


                                         NEBRASKA BOOK COMPANY, INC.




                                         /s/ Mark W. Oppegard
                                         --------------------------------------
                                         Mark W. Oppegard
                                         President, Chief Executive Officer and
                                         Director



                                         /s/ Alan G. Siemek
                                         --------------------------------------
                                         Alan G. Siemek
                                         Treasurer, Chief Financial
                                         Officer and Assistant Secretary