Form 10-Q
period 2000-09-30
NEBRASKA BOOK CO
filed 2000-10-30
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

            TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
                          OCTOBER 30, 2000: 100 SHARES

                            TOTAL NUMBER OF PAGES: 15

                             EXHIBIT INDEX: PAGE 15

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

BALANCE SHEETS
(UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                         September 30,    March 31,   September 30,
                                                             2000           2000           1999
                                                       --------------  ------------- --------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $ 27,895,200  $   4,450,887  $  22,588,568
   Receivables                                           38,966,264     24,248,183     33,134,286
   Inventories                                           59,754,056     61,809,630     53,341,309
   Deferred income taxes                                  1,598,793      1,598,793      1,491,693
   Prepaid expenses and other assets                        360,537        427,302        273,258
                                                       ------------  -------------  -------------
           Total current assets                         128,574,850     92,534,795    110,829,114

PROPERTY AND EQUIPMENT                                   37,600,135     36,558,620     34,242,974
   Less accumulated depreciation                        (12,237,831)   (10,797,795)    (9,183,529)
                                                       ------------  -------------  -------------
                                                         25,362,304     25,760,825     25,059,445

GOODWILL AND OTHER INTANGIBLES, net of amortization      39,072,340     43,183,145     40,935,484

OTHER ASSETS                                              4,961,830      4,676,047      4,064,919
                                                       ------------  -------------  -------------

                                                       $197,971,324  $ 166,154,812  $ 180,888,962
                                                       ============  =============  =============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                    $ 37,956,253  $  16,145,566  $  29,756,939
   Accrued employee compensation and benefits             4,607,651      6,301,111      3,926,125
   Accrued interest                                       1,937,293      1,349,224      1,345,438
   Accrued expenses                                         600,425        819,010        754,046
   Income tax payable                                     4,826,002        553,893      3,249,301
   Deferred revenue                                         452,374        552,251        308,896
   Current maturities of long-term debt                   5,026,108      4,456,324      3,674,093
   Current  maturities of capital lease obligations          28,995         59,181        104,744
                                                       ------------  -------------  -------------
           Total current liabilities                     55,435,101     30,236,560     43,119,582

LONG-TERM DEBT, net of current maturities               159,611,396    161,721,590    164,637,504

CAPITAL LEASE OBLIGATIONS, net of current maturities         38,202         64,856        164,338

OTHER LONG-TERM LIABILITIES                                 220,052        202,231        212,239

DUE TO PARENT                                             5,671,631      4,606,191      3,379,893

STOCKHOLDER'S DEFICIT:
   Common stock, voting, authorized 50,000 shares of
     $1.00 par value; issued and outstanding 100 shares         100            100            100
   Additional paid-in capital                            46,526,502     45,884,463     41,257,722
   Accumulated deficit                                  (69,531,660)   (76,561,179)   (71,882,416)
                                                       ------------  -------------  -------------
           Total stockholder's deficit                  (23,005,058)   (30,676,616)   (30,624,594)
                                                       ------------  -------------  -------------

                                                       $197,971,324  $ 166,154,812  $ 180,888,962
                                                       ============  =============  =============



See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------


                                         Three Months Ended September 30,  Six Months Ended September 30,
                                               2000            1999            2000            1999
                                          --------------- --------------- --------------- ---------------
REVENUES, net of returns                  $ 129,214,540   $ 111,501,930   $ 168,991,717   $ 143,801,821

COSTS OF SALES                               81,483,590      69,385,832     106,079,449      88,962,938
                                          --------------  --------------  --------------  --------------

          Gross profit                       47,730,950      42,116,098      62,912,268      54,838,883

OPERATING EXPENSES:
   Selling, general and administrative       19,056,358      16,633,049      35,142,992      29,610,496
   Depreciation                                 791,675         620,142       1,324,727       1,206,127
   Amortization                               2,670,647       2,106,785       5,416,437       3,694,542
                                          --------------  --------------  --------------  --------------
                                             22,518,680      19,359,976      41,884,156      34,511,165
                                          --------------  --------------  --------------  --------------

INCOME FROM OPERATIONS                       25,212,270      22,756,122      21,028,112      20,327,718

OTHER EXPENSES (INCOME):
   Interest expense                           4,643,300       4,524,359       9,263,181       9,019,845
   Interest income                             (146,879)        (79,155)       (168,541)        (99,535)
   Other income                                (486,216)       (289,681)       (977,934)       (530,972)
                                          --------------  --------------  --------------  --------------
                                              4,010,205       4,155,523       8,116,706       8,389,338
                                          --------------  --------------  --------------  --------------

INCOME BEFORE INCOME TAXES                   21,202,065      18,600,599      12,911,406      11,938,380

INCOME TAX EXPENSE                            8,576,025       7,546,648       5,881,887       5,368,901
                                          --------------  --------------  --------------  --------------

NET INCOME                                $  12,626,040   $  11,053,951   $   7,029,519   $   6,569,479
                                          ==============  ==============  ==============  ==============



See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF STOCKHOLDER'S DEFICIT
(UNAUDITED)
---------------------------------------------------------------------------------------


                                             Additional
                                  Common      Paid-in      Accumulated
                                   Stock      Capital        Deficit         Total
                                  --------  -------------  ------------  -------------
BALANCE,  April 1, 1999            $ 100   $ 30,904,931   $ (78,451,895) $ (47,546,864)

    Contributed capital                -     10,352,791               -     10,352,791

    Net income                         -              -       6,569,479      6,569,479
                                 --------  -------------  --------------  -------------

BALANCE,  September 30, 1999       $ 100   $ 41,257,722   $ (71,882,416) $ (30,624,594)
                                 ========  =============  ==============  =============


BALANCE,  April 1, 2000            $ 100   $ 45,884,463   $ (76,561,179) $ (30,676,616)

    Contributed capital                -        642,039               -        642,039

    Net income                         -              -       7,029,519      7,029,519
                                 --------  -------------  --------------  -------------

BALANCE,  September 30, 2000       $ 100   $ 46,526,502   $ (69,531,660) $ (23,005,058)
                                 ========  =============  ==============  =============




See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------------

                                                            Six Months Ended September 30,
                                                                 2000           1999
                                                             ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 7,029,519    $ 6,569,479
   Adjustments to reconcile net income to net cash flows
      from operating activities:
      Depreciation                                             1,324,727      1,206,127
      Amortization of intangibles                              6,100,611      4,382,551
      Loss on disposal of assets                                  13,464          9,860
      Changes in operating assets and liabilities,
      net of effect of acquisitions:
         Receivables                                         (14,718,081)   (12,163,698)
         Inventories                                           2,262,232      1,465,312
         Recoverable income tax                                        -        319,630
         Prepaid expenses and other assets                        66,765        238,098
         Other assets                                           (256,509)       553,107
         Accounts payable                                     21,810,687     19,529,994
         Accrued employee compensation and benefits           (1,693,460)      (143,525)
         Accrued interest                                        588,069        (81,071)
         Accrued expenses                                       (218,585)        72,321
         Income taxes payable                                  4,272,109      3,248,336
         Deferred revenue                                        (99,877)       (67,660)
         Other long-term liabilities                              17,821         21,165
         Due to parent                                         1,065,440      1,102,627
                                                            ------------   ------------

            Net cash flows from operating activities          27,564,932     26,262,653

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                          (959,408)    (1,119,433)
   Bookstore acquisitions, net of cash acquired               (2,113,387)   (15,852,506)
   Proceeds from sale of property and equipment and other        122,289         52,969
   Software development costs                                   (214,902)      (156,992)
                                                            -------------  -------------
            Net cash flows from investing activities          (3,165,408)   (17,075,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred financing costs                                            -        (32,478)
   Principal payments on long-term debt                       (1,540,410)      (945,730)
   Principal payments on capital lease obligations               (56,840)       (32,366)
   Capital contribution                                          642,039     10,352,791
                                                            -------------  -------------

            Net cash flows from financing activities            (955,211)     9,342,217
                                                            -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     23,444,313     18,528,908

CASH AND CASH EQUIVALENTS, Beginning of period                 4,450,887      4,059,660
                                                            -------------  -------------

CASH AND CASH EQUIVALENTS, End of period                     $27,895,200    $22,588,568
                                                            =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest                                               $ 7,990,938    $ 8,412,907
      Income taxes                                               544,338      $ 706,483




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

2.  INVENTORIES - Inventories are summarized as follows:

                                     September 30,   March 31,  September 30,
                                         2000          2000         1999
         -------------------------------------------------------------------
         Wholesale                   $17,572,525   $25,413,484  $18,763,400
         College bookstores           37,888,638    31,137,643   31,323,686
         Complementary services        4,292,893     5,258,503    3,254,223
         -------------------------------------------------------------------
                                     $59,754,056   $61,809,630  $53,341,309
         ===================================================================


3. LONG-TERM DEBT - The Company's indebtedness includes a bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, which was unused at September 30, 2000 and 1999, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base that at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The borrowing base at September 30, 2000 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement") to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. There was no excess cash flow payment obligation for fiscal 2000. Additional indebtedness includes $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes").

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

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding cash and cash equivalents, certain receivables and other assets, and inventories), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters and six months ended September 30, 2000 and 1999:

                                                            College
                                              Wholesale    Bookstore     Complementary
                                             Operations    Operations      Services         Total
                                          --------------  ------------   -------------  ------------
Quarter ended September 30, 2000:
  External customer revenues                $ 39,910,152  $ 83,122,810    $ 6,181,578  $ 129,214,540
  Intersegment revenues                        8,953,818       191,182        348,126      9,493,126
  Depreciation and amortization expense           73,719     2,419,558        368,655      2,861,932
  Income (loss) before interest and taxes     16,644,271    10,280,874       (265,828)    26,659,317

Quarter ended September 30, 1999:
  External customer revenues                $ 38,773,891  $ 68,204,799    $ 4,523,240  $ 111,501,930
  Intersegment revenues                        8,000,713        70,853        580,872      8,652,438
  Depreciation and amortization expense           71,880     1,601,522        526,426      2,199,828
  Income (loss) before interest and taxes     15,526,024     8,978,045       (579,516)    23,924,553

Six months ended September 30, 2000:
  External customer revenues                $ 57,512,794  $100,308,880    $11,170,043  $ 168,991,717
  Intersegment revenues                       15,120,981       239,606        799,018     16,159,605
  Depreciation and amortization expense          148,182     4,814,806        819,621      5,782,609
  Income (loss) before interest and taxes     21,372,665     5,643,223       (631,995)    26,383,893

Six months ended September 30, 1999:
  External customer revenues                $ 55,177,974  $ 81,260,086    $ 7,363,761  $ 143,801,821
  Intersegment revenues                       12,888,326        70,853        866,921     13,826,100
  Depreciation and amortization expense          142,457     2,660,320        988,622      3,791,399
  Income (loss) before interest and taxes     19,849,891     5,933,611     (1,159,900)    24,623,602

    The following table reconciles segment information presented above with information as presented in the financial statements for the quarters and six months ended September 30, 2000 and 1999:


                                          Quarter Ended September 30,  Six Months Ended September 30,
                                              2000          1999           2000           1999
                                          ------------- ------------- -------------- --------------
Revenues:
  Total for reportable segments          $ 138,707,666  $120,154,368   $185,151,322   $157,627,921
  Elimination of intersegment revenues      (9,493,126)   (8,652,438)   (16,159,605)   (13,826,100)
                                          ------------- ------------- -------------- --------------
    Financial statement total            $ 129,214,540  $111,501,930   $168,991,717   $143,801,821
                                          ============= ============= ============== ==============

Depreciation and Amortization Expense:
  Total for reportable segments          $   2,861,932  $  2,199,828   $  5,782,609   $  3,791,399
  Corporate administration                     600,390       527,099        958,555      1,109,270
                                          ------------- ------------- -------------- --------------
    Financial statement total            $   3,462,322  $  2,726,927   $  6,741,164   $  4,900,669
                                          ============= ============= ============== ==============

Income Before Interest and Taxes:
  Total for reportable segments          $  26,659,317  $ 23,924,553   $ 26,383,893   $ 24,623,602
  Corporate administrative costs              (960,831)     (878,750)    (4,377,847)    (3,764,912)
                                          ------------- ------------- -------------- --------------
    Income before interest and taxes        25,698,486    23,045,803     22,006,046     20,858,690
  Interest expense, net                     (4,496,421)   (4,445,204)    (9,094,640)    (8,920,310)
                                          ------------- ------------- -------------- --------------
    Income before income taxes           $  21,202,065  $ 18,600,599   $ 12,911,406   $ 11,938,380
                                          ============= ============= ============== ==============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

5. NEW ACCOUNTING STANDARDS - In July 2000, the Emerging Issues Task Force completed discussion on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which provides guidance on the classification of amounts billed to a customer for shipping and handling in the statement of operations. Such guidance becomes effective for the Company, and will be adopted by the Company, in the fourth quarter of fiscal 2001. The impact on the Company's results of operations has not yet been determined; however, implementation is not expected to change the Company's net income for any period presented.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION, which provides guidance and interpretations on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Subsequently, Staff Accounting Bulletin No. 101B was issued delaying the implementation date of Staff Accounting Bulletin No. 101. As a result, Staff Accounting Bulletin No. 101 becomes effective for the Company, and will be adopted by the Company, in the fourth quarter of fiscal 2001. The impact on the Company's financial position and results of operations is not expected to be material.

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

6. RELATED PARTY TRANSACTIONS - During the first quarter of fiscal 2001, the Company entered into several agreements related to its WebPRISM and CampusHub E-commerce software capabilities with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. Such agreements included an equity option agreement providing the Company the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc.; a management services agreement effective for a period of three years that reimburses the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc. and also pays the Company $500,000 per year for certain shared management and administrative support and space; and a technology sale and license agreement that provides for the Company to license its E-commerce software capabilities to TheCampusHub.com, Inc. for $500,000 per year over a period of three years and provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from the Company during that three year period. The Company's Senior Credit Facility was amended in April, 2000 to provide for these transactions. For the quarter and six months ended September 30, 2000, revenues attributable to the management services and technology sale and license agreements totaled $0.2 million and $0.4 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.2 million and $0.3 million, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1999.

REVENUES. Revenues for the quarters ended September 30, 2000 and 1999 and the corresponding increase (decrease) in revenues were as follows:

                                                           Increase (Decrease)
                                                         ----------------------
                                  2000          1999        Amount   Percentage
                             ------------- ------------- ----------- ----------
Wholesale operations         $ 48,863,970  $ 46,774,604  $ 2,089,366      4.5%
College bookstore operations   83,313,992    68,275,652   15,038,340     22.0%
Complementary services          6,529,704     5,104,112    1,425,592     27.9%
Intercompany eliminations      (9,493,126)   (8,652,438)    (840,688)     9.7%
                             ------------- ------------- ------------ ---------
                             $129,214,540  $111,501,930  $17,712,610     15.9%
                             ============= ============= ============ =========


The increase in wholesale revenues for the quarter ended September 30, 2000 was due primarily to publisher price increases. The increase in college bookstore revenues was attributable to the net addition of 13 new college bookstores either through acquisition or startup since July 1, 1999. Of the $15.0 million increase in college bookstore revenues, $11.9 million was attributable to new college bookstores with the remainder accounted for by a 5.8% increase in same store revenues. Revenues from complementary services increased primarily due to growth in the Company's distance education program. Such growth was partially offset by a decrease in revenues from the Company's system sales and support programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the quarter ended September 30, 2000 increased $5.6 million, or 13.3%, to $47.7 million from $42.1 million for the quarter ended September 30, 1999. This increase was primarily due to higher revenues, partially offset by a decrease in gross margin percent. Gross margin for the quarter ended September 30, 2000 decreased to 36.9% from 37.8% for the quarter ended September 30, 1999, primarily due to revenue mix. Lower-margin revenues from college bookstore operations and complementary services comprised 64.8% of total revenues for the quarter ended September 30, 2000 as compared to 61.1% for the quarter ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2000 increased $2.5 million, or 14.6%, to $19.1 million from $16.6 million for the quarter ended September 30, 1999. Selling, general and administrative expenses as a percentage of revenues were 14.7% and 14.9% for the quarters ended September 30, 2000 and 1999, respectively. Approximately $1.4 million of the increase in expenses resulted from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups. The Company has also experienced increased expenses in its distance education program as a result of the revenue growth previously discussed.

AMORTIZATION EXPENSE. Amortization expense for the quarter ended September 30, 2000 increased $0.6 million, or 26.8%, to $2.7 million from $2.1 million for the quarter ended September 30, 1999. This increase was primarily the result of additional amortization of goodwill related to recent acquisitions.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the quarters ended September 30, 2000 and 1999 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                        Increase (Decrease)
                                                      -----------------------
                                 2000         1999       Amount    Percentage
                             ------------ ----------- ------------ ----------
Wholesale operations        $ 16,644,271 $ 15,526,024 $ 1,118,247      7.2 %
College bookstore operations  10,280,874    8,978,045   1,302,829     14.5 %
Complementary services          (265,828)    (579,516)    313,688     54.1 %
Corporate administration        (960,831)    (878,750)    (82,081)    (9.3)%
                             ------------ -----------  ----------  ---------
                            $ 25,698,486 $ 23,045,803 $ 2,652,683     11.5 %
                             ============ ===========  ==========  =========

The increase in wholesale income before interest and taxes was due primarily to increased revenues. The income before interest and taxes for college bookstore operations increased primarily as a result of the Company's expansion of its operations through bookstore acquisitions and startups. The improvement in the complementary service loss before interest and taxes was due primarily to increased revenues.

INCOME TAXES. The Company's effective tax rate for the quarter ended September 30, 2000 was 40.4% as compared to 40.6% for the quarter ended September 30, 1999. The Company's effective tax rate exceeds the statutory tax rate primarily as a result of state income taxes and non-deductible amortization of goodwill associated with recent acquisitions.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1999.

REVENUES. Revenues for the six months ended September 30, 2000 and 1999 and the corresponding increase (decrease) in revenues were as follows:

                                                           Increase (Decrease)
                                                         -----------------------
                                 2000           1999        Amount    Percentage
                            ------------- -------------- ------------ ----------
Wholesale operations         $ 72,633,775   $ 68,066,300  $ 4,567,475      6.7%
College bookstore operations  100,548,486     81,330,939   19,217,547     23.6%
Complementary services         11,969,061      8,230,682    3,738,379     45.4%
Intercompany eliminations     (16,159,605)   (13,826,100)  (2,333,505)    16.9%
                             ------------- -------------- ------------ ---------
                             $168,991,717   $143,801,821  $25,189,896     17.5%
                             ============= ============== ============ =========

The increase in wholesale revenues for the six months ended September 30, 2000 was due primarily to publisher price increases. The increase in college bookstore revenues was attributable to the net addition of 35 new college bookstores either through acquisition or startup since April 1, 1999. Of the $19.2 million increase in college bookstore revenues, $15.9 million was attributable to new college bookstores with the remainder accounted for by a 5.2% increase in same store revenues. Complementary service revenues increased primarily due to growth in the Company's distance education program. Such growth was partially offset by a decrease in revenues from the Company's system sales and support programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the six months ended September 30, 2000 increased $8.1 million, or 14.7%, to $62.9 million from $54.8 million for the six months ended September 30, 1999. This increase was primarily due to higher revenues, partially offset by a decrease in gross margin percent. Gross margin for the six months ended September 30, 2000 decreased to 37.2% from 38.1% for the six months ended September 30, 1999, primarily due to revenue mix. Lower-margin revenues from college bookstore operations and complementary services comprised 60.8% of total revenues for the six months ended September 30, 2000 as compared to 56.8% for the six months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2000 increased $5.5 million, or 18.7%, to $35.1 million from $29.6 million for the six months ended September 30, 1999. Selling, general and administrative expenses as a percentage of revenues were 20.8% and 20.6% for the six months ended September 30, 2000 and 1999, respectively. Approximately $3.4 million of the increase in expenses resulted from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups. Additionally, the Company has experienced increased expenses in its distance education program as a result of the revenue growth previously discussed. Finally, the Company has incurred higher corporate-level expenses, primarily due to additional personnel and other costs designed to help manage its continued growth.

AMORTIZATION EXPENSE. Amortization expense for the six months ended September 30, 2000, increased $1.7 million, or 46.6%, to $5.4 million from $3.7 million for the six months ended September 30, 1999. This increase was primarily the result of additional amortization of goodwill related to recent acquisitions.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the six months ended September 30, 2000 and 1999 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                           Increase (Decrease)
                                                        ----------------------
                                 2000         1999         Amount    Percentage
                             ------------- ------------ ------------ ----------
Wholesale operations          $21,372,665  $19,849,891   $ 1,522,774     7.7 %
College bookstore operations    5,643,223    5,933,611      (290,388)   (4.9)%
Complementary services           (631,995)  (1,159,900)      527,905    45.5 %
Corporate administration       (4,377,847)  (3,764,912)     (612,935)  (16.3)%
                             ------------- ------------ ------------- --------
                              $22,006,046  $20,858,690   $ 1,147,356     5.5 %
                             ============= ============ ============= ========

The increase in wholesale income before interest and taxes was due primarily to increased revenues. The income before interest and taxes for college bookstore operations decreased slightly, despite increased revenues and stable gross margins, primarily as a result of additional amortization of goodwill related to recent acquisitions. The improvement in the complementary service loss before interest and taxes was due primarily to increased revenues. As described above, corporate administrative costs have increased primarily as a result of costs incurred to help manage the Company's growth.

INCOME  TAXES.  The  Company's  effective  tax  rate  for the six  months  ended
September 30, 2000 was 45.6% as compared to 45.0% for the six months ended September 30, 1999. The Company's effective tax rate exceeds the statutory tax rate primarily as a result of state income taxes and non-deductible amortization of goodwill associated with recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's Revolving Credit Facility. At September 30, 2000, the Company's total indebtedness was approximately $164.7 million, consisting of $54.1 million in Term Loans, $110.0 million of Senior Subordinated Notes, and $0.6 million of other indebtedness, including capital lease obligations.

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

The Company's capital expenditures were $1.0 million and $1.1 million for the six months ended September 30, 2000 and 1999, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

Business acquisition expenditures were $2.1 million and $15.9 million for the six months ended September 30, 2000 and 1999, respectively. The fiscal 2000 expenditures include primarily the acquisition of Triro, Inc. for $15.0 million, net of cash acquired. Approximately $10.3 million of capital raised by NBC through the issuance of 197,001 shares of NBC's Class A Common Stock to NBC's majority owner and members of senior management was contributed to the Company to assist in financing the acquisition of Triro, Inc. Future acquisitions, if any, may require additional capital contributions.

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

The Company's principal sources of cash to fund its future liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows from operating activities for the six months ended September 30, 2000 were $27.6 million, an increase of $1.3 million from $26.3 million for the six months ended September 30, 1999. This increase was primarily due to the combination of increased revenues and relatively stable profit margins.

Access to the Company's principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The Senior Credit Facility restricts the Company's ability to make loans or advances and pay dividends, except that, among other things, the Company may pay dividends to NBC (i) after August 15, 2003 in an amount not to exceed the amount of interest required to be paid on NBC's Senior Discount Debentures and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by NBC. The indenture governing the Senior Subordinated Notes (the "Indenture") restricts the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to pay dividends or make other Restricted Payments (as defined in the Indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the Indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the Indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. Such restrictions are not expected to affect the Company's ability to meet its cash obligations for the foreseeable future.

As of September 30, 2000, the Company could borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at September 30, 2000. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or capital contributions.

SEASONALITY

The Company's wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each college semester in August and December. The buying periods for the wholesale operations occur at the end of each college semester in late December and May. The primary selling periods for the bookstore operations are in September and January. In fiscal 2000, approximately 42% of the Company's annual revenues were earned in the second fiscal quarter (July-September), while approximately 30% of the Company's annual revenues were earned in the fourth fiscal quarter (January-March). Accordingly, the Company's working capital requirements fluctuate throughout the year, increasing substantially at the end of each college semester, in May and December, as a result of the buying periods. The Company funds its working capital requirements primarily through a revolving credit facility, which historically has been repaid with cash provided from operations.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $164.7 million in long-term debt and capital lease obligations outstanding at September 30, 2000, approximately $54.1 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements to effectively convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). The notional amount under each agreement as of September 30, 2000 was approximately $27.05 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

Certain quantitative market risk disclosures have changed significantly since March 31, 2000 as a result of market fluctuations, movement in interest rates, and principal payments. The following table includes market risk disclosures that have changed significantly since March 31, 2000 (the weighted average variable rate is based on implied forward rates in the yield curve as of the date presented):

                                         September 30,   March 31,
                                            2000           2000
                                         ------------  ------------
 Fair Values:
   Fixed rate debt                       $ 88,151,259 $ 88,223,075
   Variable rate debt                      54,093,750   55,625,000
   Interest rate swaps                        907,319    1,735,657

 Overall Weighted Average Interest Rates:
   Fixed rate debt                               8.76%        8.76%
   Variable rate debt                            9.08%        9.46%
   Interest rate swaps receive rate              6.58%        6.96%

                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27   Financial Data Schedule [EDGAR filing only]

         (b)   Reports On Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Lincoln, Nebraska, on October 30, 2000.


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