Form 10-K/A
period 2000-03-31
NEBRASKA BOOK CO
filed 2000-12-28
CIK 1056758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                               (AMENDMENT NO. 1)

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


                                                                   Successor (1)                         Predecessor
                                             ----------------------------------------------------------  -----------
                                                                                               Seven      Five
                                                                                              Months      Months
                                                      Fiscal Years Ended March 31              Ended       Ended
                                             ------------ --------- ----------- ------------  March 31,  August 31,
                                                 2000       1999       1998        1997        1996        1995
                                             ------------ --------- ----------- ------------ ----------  --------
STATEMENT OF OPERATIONS DATA:                                      (dollars in thousands)
  Revenues                                     $ 265,290  $217,516   $ 198,773    $ 172,600    $ 79,423  $ 83,328
  Cost of sales                                  164,921   137,709     125,632      110,466      51,866    52,753
                                              ---------- ---------  ----------    ---------   ---------  --------
    Gross profit                                 100,369    79,807      73,141       62,134      27,557    30,575
  Operating expenses:
    Selling, general, and administrative          65,582    51,547      47,081       39,491      22,517    14,729
    Depreciation                                   3,096     2,393       2,531        2,706         904       872
    Amortization                                   9,320     6,149       5,626        4,072       2,259         -
    Stock compensation costs                           -         -       8,278          297          82         -
                                              ---------- ---------  ----------    ---------   ---------  --------
      Income from operations                      22,371    19,718       9,625       15,568       1,795    14,974
  Other expenses (income):
    Interest expense                              17,469    17,508      11,284       10,760       6,035       952
    Interest income                                 (356)     (351)       (328)        (561)       (433)      (51)
    Other income (2)                              (1,478)   (1,100)       (512)        (390)       (339)     (469)
                                               ---------- ---------  ----------   ---------   ---------  --------
      Income (loss) before income taxes
      and extraordinary item                       6,736     3,661        (819)       5,759      (3,468)   14,542
  Income tax expense (benefit)                     4,845     2,604         306        2,325        (967)    5,583
                                               ---------- ---------  ----------   ---------   ---------  --------
      Income (loss) before extraordinary item      1,891     1,057      (1,125)       3,434      (2,501)    8,959
  Extraordinary loss on extinguishment of debt,
  net of taxes                                         -         -      (4,021)           -           -         -
                                               ---------- ---------  ----------   ---------   ---------  --------
      Net income (loss)                        $   1,891  $  1,057   $  (5,146)   $   3,434    $ (2,501)  $ 8,959
                                               ========== =========  ==========   =========   =========  ========

OTHER DATA:
  EBITDA (3)                                   $  36,265  $ 29,360   $  26,572    $  23,033    $  5,379   $16,315
  Net cash flows from operating activities        18,945    10,296      (2,842)      10,774       3,423     1,643
  Net cash flows from financing activities        11,690    (6,976)     10,220       (7,471)    116,063       437
  Net cash flows from investing activities       (30,244)   (5,067)    (11,548)      (3,427)   (109,385)      371
  Capital expenditures                             3,542     2,842       3,690        2,243         838       801
  Business acquisition expenditures (4)           26,072     2,086       7,714        1,252         551         -
  Number of bookstores open at end of the
    period                                            98        65          59           50          39        36

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents                    $   4,451  $  4,060   $   5,807    $   9,977    $ 10,101   $ 4,741
  Working capital                                 62,298    55,470      54,053       55,936      52,469    43,879
  Total assets                                   166,155   139,690     148,777      127,169     129,023    92,505
  Total debt, including current maturities       166,302   169,257     175,985       79,524      86,712     9,376


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



       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1999.

     REVENUES. Revenues for the years ended March 31, 2000 and 1999 and the corresponding increase (decrease) in revenues were as follows:

                                                           Increase (Decrease)
                                                         ----------------------
                                2000           1999         Amount   Percentage
                            ------------  ------------   ----------- ----------
Wholesale operations        $106,458,024  $ 97,430,134    $ 9,027,890    9.3%
College bookstore operations 157,928,601   120,745,188     37,183,413   30.8%
Complementary services        19,949,186    12,362,403      7,586,783   61.4%
Intercompany eliminations    (19,045,581)  (13,021,413)    (6,024,168)  46.3%
                            ------------- ------------   ------------ -------
                            $265,290,230  $217,516,312    $47,773,918   22.0%
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

     INTEREST EXPENSE, NET. Interest expense, net for fiscal 1999 increased $6.2 million, or 56.6%, to $17.2 million from $11.0 million for fiscal 1998, primarily as a result of the impact of a full year of interest expense associated with the additional debt incurred relating to the Recapitalization, which occurred on February 13, 1998. In conjunction with the Recapitalization, the Company replaced $27.0 million of 12.0% subordinated notes with $110.0 million of 8.75% senior subordinated notes. The $83.0 million in incremental debt resulted in an approximately $5.5 million net increase in interest expense for fiscal 1999, consisting of an approximately $6.3 million increase due to the higher debt levels and an approximately $0.8 million decrease due to the 3.25% decrease in the fixed interest rate on the subordinated notes. The decrease in the fixed interest rate on the subordinated notes was due in part to an overall decline in general interest rates, with the ten-year U.S. treasury security rate decreasing almost 1.0% between the time of issuance of the original subordinated notes in fiscal 1996 and the issuance of the senior subordinated notes in fiscal 1998. Of the remaining $0.7 million increase in interest expense, approximately $0.6 million relates to incremental amortization of debt issue costs arising as a result of the Recapitalization.

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

     INCOME TAXES. The effective tax rate for fiscal 1999 was 71.1% as compared with 37.4% for fiscal 1998. The high effective tax rate in fiscal 1999 was the result of non-deductible amortization on goodwill associated with recent acquisitions and a change in estimate of income tax liabilities. The change in estimate pertains primarily to changing the tax rate utilized to calculate the Company's net deferred tax assets in order to more accurately estimate the enacted tax rate expected to apply to taxable income in the periods in which the deferred tax assets are expected to be realized and adjusting for differences between the prior year tax accrual and actual taxes owed per the tax returns filed. The fiscal 1998 tax benefit generated by the loss from operations was reduced as a result of non-deductible amortization on goodwill associated with recent acquisitions and a change in estimate of income tax liabilities. The change in estimate pertains to differences between the prior year tax accrual and actual taxes owed per the tax returns filed.

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

     In connection with the Recapitalization, a transaction fee of $4.0 million was paid to HWH. Additionally, HWH was reimbursed approximately $0.1 million for expenses incurred by HWH in conjunction with the Recapitalization. NBC charged approximately $0.6 million of such costs to additional paid-in capital as non-deductible costs of the Recapitalization. Of the remaining $3.5 million, the Company and NBC recorded $2.6 million and $0.9 million, respectively, as debt issue costs and are amortizing such costs over the life of the related debt.

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

    ADVERTISING:   Advertising  costs are expensed as incurred and  approximated
$2.3 million, $2.0 million, and $1.9 million for the years ended March 31, 2000, 1999, and 1998, respectively.

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

    Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company's proprietary college bookstore information systems are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized over the lesser of five years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted net revenues. Software costs capitalized pertaining to WinPRISM, the Company's new Windows-based product which was installed at four test sites in fiscal 2000 with three more sites slated for the first quarter of fiscal 2001, approximated $0.4 million and $0.2 million for the fiscal years ended March 31, 2000 and 1999, respectively. This product is anticipated to be available for general release to the public in the third quarter of fiscal 2001. During fiscal 2000, the Company also capitalized and amortized approximately $0.3 million associated with the development of WebPRISM, which was licensed to TheCampusHub.com, Inc. subsequent to March 31, 2000 (see Note P to the consolidated financial statements).

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

                                 NEBRASKA BOOK COMPANY, INC.


                                 /s/ Mark W. Oppegard
                                 ------------------------
                                 Mark W. Oppegard
                                 President, Chief Executive Officer and Director December 27, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                /s/ Mark W. Oppegard
                                 ------------------------
                                Mark W. Oppegard
                                President, Chief Executive Officer and Director December 27, 2000


                                       *
                                ------------------------
                                Alan G. Siemek
                                Treasurer, Chief Financial Officer and
                                Assistant Secretary
                                December 27, 2000


                                       *
                                ------------------------
                                Robert B. Haas
                                Chairman and Director
                                December 27, 2000


                                       *
                                ------------------------
                                Douglas D. Wheat
                                Director
                                December 27, 2000


                            *By:/s/ Mark W. Oppegard
                                ------------------------
                                Mark W. Oppegard
                                Attorney-In-Fact
                                December 27, 2000


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