Form 10-Q
period 2000-12-31
NEBRASKA BOOK CO
filed 2001-02-13
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

            TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
                         FEBRUARY 12, 2001: 100 SHARES

                            TOTAL NUMBER OF PAGES: 15

                             EXHIBIT INDEX: PAGE 15

                      PART I. FINANCIAL INFORMATION


                      ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

BALANCE SHEETS
(UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                           December 31,        March 31,        December 31,
                                                               2000              2000              1999
                                                          ---------------    --------------   --------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                              $   7,886,575     $   4,450,887      $   8,668,018
    Receivables                                               49,320,603        24,193,668         46,904,156
    Inventories                                               77,918,950        61,809,630         73,480,357
    Recoverable income tax                                     1,916,338                 -                  -
    Deferred income taxes                                      1,598,793         1,598,793          1,491,693
    Prepaid expenses and other assets                            250,674           427,302            729,521
                                                          ---------------   ---------------    ---------------
           Total current assets                              138,891,933        92,480,280        131,273,745

PROPERTY AND EQUIPMENT                                        37,913,248        36,558,620         35,267,482
    Less accumulated depreciation                            (12,954,681)      (10,797,795)        (9,962,516)
                                                          ---------------   ---------------    ---------------
                                                              24,958,567        25,760,825         25,304,966

GOODWILL AND OTHER INTANGIBLES, net of amortization           36,770,482        43,183,145         46,144,777

OTHER ASSETS                                                   4,634,647         4,676,047          4,698,052
                                                          ---------------   ---------------    ---------------
                                                           $ 205,255,629     $ 166,100,297      $ 207,421,540
                                                          ===============   ===============    ===============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                       $  18,793,073     $  16,145,566      $  18,679,830
    Accrued employee compensation and benefits                 4,758,896         6,301,111          4,126,569
    Accrued interest                                           4,006,241         1,349,224          3,748,767
    Accrued expenses                                             599,065           819,010            278,558
    Income tax payable                                                 -           553,893            183,248
    Deferred revenue                                             287,238           552,251            121,706
    Current maturities of long-term debt                       5,795,397         4,456,324          4,143,327
    Current  maturities of capital lease obligations              29,501            59,181             88,236
    Revolving credit facility                                 36,100,000                 -         39,300,000
                                                          ---------------   ---------------    ---------------
          Total current liabilities                           70,369,411        30,236,560         70,670,241

LONG-TERM DEBT, net of current maturities                    157,118,590       161,721,590        162,913,986

CAPITAL LEASE OBLIGATIONS, net of current maturities              29,401            64,856            138,846

OTHER LONG-TERM LIABILITIES                                      229,725           202,231            803,121

DUE TO PARENT                                                  6,425,987         4,606,191          4,006,350

STOCKHOLDER'S DEFICIT:
    Common stock, voting, authorized 50,000 shares of
       $1.00 par value; issued and outstanding 100 shares            100               100                100
    Additional paid-in capital                                46,444,925        45,829,948         45,823,304
    Accumulated deficit                                      (75,362,510)      (76,561,179)       (76,934,408)
                                                          ---------------   ---------------    ---------------
           Total stockholder's deficit                       (28,917,485)      (30,731,131)       (31,111,004)
                                                          ---------------   ---------------    ---------------
                                                          $  205,255,629     $ 166,100,297      $ 207,421,540
                                                          ===============   ===============    ===============



See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------------------------------


                                          Three Months Ended December 31,  Nine Months Ended December 31,
                                                2000            1999           2000           1999
                                           --------------  -------------- -------------- --------------
REVENUES, net of returns                    $ 41,933,973    $ 41,243,818  $ 210,925,690  $ 185,045,639

COSTS OF SALES                                25,502,100      25,143,813    131,581,549    114,106,751
                                           --------------  -------------- -------------- --------------

         Gross profit                         16,431,873      16,100,005     79,344,141     70,938,888

OPERATING EXPENSES:
   Selling, general and administrative        18,091,656      16,197,769     53,234,648     45,808,265
   Depreciation                                  836,471         782,436      2,161,198      1,988,563
   Amortization                                2,623,729       2,535,874      8,040,166      6,230,416
                                           --------------  -------------- -------------- --------------
                                              21,551,856      19,516,079     63,436,012     54,027,244
                                           --------------  -------------- -------------- --------------

INCOME (LOSS) FROM OPERATIONS                 (5,119,983)     (3,416,074)    15,908,129     16,911,644

OTHER EXPENSES (INCOME):
   Interest expense                            4,201,283       4,249,679     13,464,464     13,269,524
   Interest income                              (214,938)       (131,195)      (383,479)      (230,730)
   Other income                                 (389,540)       (383,358)    (1,367,474)      (914,330)
                                           --------------  -------------- -------------- --------------
                                               3,596,805       3,735,126     11,713,511     12,124,464
                                           --------------  -------------- -------------- --------------

INCOME (LOSS) BEFORE INCOME TAXES             (8,716,788)     (7,151,200)     4,194,618      4,787,180

INCOME TAX EXPENSE (BENEFIT)                  (2,885,938)     (2,099,208)     2,995,949      3,269,693
                                           --------------  -------------- -------------- --------------

NET INCOME (LOSS)                           $ (5,830,850)   $ (5,051,992) $   1,198,669  $   1,517,487
                                           ==============  ============== ============== ==============



See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF STOCKHOLDER'S DEFICIT
(UNAUDITED)
--------------------------------------------------------------------------------------------------

                                                     Additional
                                        Common        Paid-in        Accumulated
                                        Stock         Capital          Deficit          Total
                                      ----------  ---------------  --------------  ---------------

BALANCE,  April 1, 1999                  $  100     $ 30,876,942   $ (78,451,895)   $ (47,574,853)

     Contributed capital                      -       14,946,362               -       14,946,362

     Net income                               -                -       1,517,487        1,517,487
                                      ----------  ---------------  --------------  ---------------

BALANCE,  December 31, 1999              $  100     $ 45,823,304   $ (76,934,408)   $ (31,111,004)
                                      ==========  ===============  ==============  ===============


BALANCE,  April 1, 2000                  $  100     $ 45,829,948   $ (76,561,179)   $ (30,731,131)

     Contributed capital                      -          614,977               -          614,977

     Net income                               -                -       1,198,669        1,198,669
                                      ----------  ---------------  --------------  ---------------

BALANCE,  December 31, 2000              $  100     $ 46,444,925   $ (75,362,510)   $ (28,917,485)
                                      ==========  ===============  ==============  ===============




See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------------------


                                                             Nine Months Ended December 31,
                                                                 2000            1999
                                                            --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $ 1,198,669     $ 1,517,487
    Adjustments to reconcile net income to net cash flows
       from operating activities:
       Depreciation                                             2,161,198       1,988,563
       Amortization of intangibles                              9,066,427       7,260,512
       Loss on disposal of assets                                  13,809          16,580
       Changes in operating assets and liabilities,
        net of effect of acquisitions:
           Receivables                                        (25,138,982)    (25,892,815)
           Inventories                                        (15,882,409)    (16,336,002)
           Recoverable income tax                              (1,916,338)        319,630
           Prepaid expenses and other assets                      176,628        (218,165)
           Other assets                                           (42,020)        (80,860)
           Accounts payable                                     2,647,507       7,852,885
           Accrued employee compensation and benefits          (1,542,215)         56,919
           Accrued interest                                     2,657,017       2,322,258
           Accrued expenses                                      (219,649)       (407,327)
           Income taxes payable                                  (553,893)        182,283
           Deferred revenue                                      (265,013)       (254,850)
           Other long-term liabilities                             27,494         612,047
           Due to parent                                        1,819,796       1,729,084
                                                            --------------  --------------

               Net cash flows from operating activities       (25,791,974)    (19,331,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                        (1,397,158)     (1,795,983)
    Bookstore acquisitions, net of cash acquired               (2,706,556)    (26,020,901)
    Proceeds from sale of property and equipment and other        133,301          59,841
    Software development costs                                   (214,902)       (261,751)

                                                            --------------  --------------
               Net cash flows from investing activities        (4,185,315)    (28,018,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                            -         (32,478)
    Principal payments on long-term debt                       (3,263,927)     (2,200,014)
    Principal payments on capital lease obligations               (65,135)        (74,366)
    Net increase in revolving credit facility                  36,100,000      39,300,000
    Capital contribution                                          642,039      14,965,781
                                                            --------------  --------------

               Net cash flows from financing activities        33,412,977      51,958,923
                                                            --------------  --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       3,435,688       4,608,358

CASH AND CASH EQUIVALENTS, Beginning of period                  4,450,887       4,059,660
                                                            --------------  --------------

CASH AND CASH EQUIVALENTS, End of period                      $ 7,886,575     $ 8,668,018
                                                            ==============  ==============



SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
    Cash paid during the period for:
       Interest                                               $ 9,781,186     $ 9,917,170
       Income taxes                                             3,646,384     $   725,807




See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. MANAGEMENT REPRESENTATIONS - The balance sheet of Nebraska Book Company, Inc. (the "Company") at March 31, 2000 was derived from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform with current year presentation. These statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2000 included in the Company's Annual Report on Form 10-K.

2.   INVENTORIES - Inventories are summarized as follows:

                                  December 31,       March 31,      December 31,
                                     2000              2000            1999
     ---------------------------------------------------------------------------
     Wholesale                    $18,382,997       $25,413,484     $19,387,758
     College bookstores            55,700,471        31,137,643      48,994,953
     Complementary services         3,835,482         5,258,503       5,097,646
     ---------------------------------------------------------------------------
                                  $77,918,950       $61,809,630     $73,480,357
     ===========================================================================

3. LONG-TERM DEBT - The Company's indebtedness includes a bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, which totaled $36.1 million and $39.3 million at December 31, 2000 and 1999, respectively, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base that at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The borrowing base at December 31, 2000 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and B Loans have been effectively converted into debt with a fixed rate of 5.815% plus the applicable margin. The interest rate on the Revolving Credit Facility at December 31, 2000 was 10.75%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement") to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. There was no excess cash flow payment obligation for fiscal 2000. Additional indebtedness includes $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes").

4. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 101 college bookstores located on or adjacent to college campuses. The complementary services segment includes book-related services such as a centralized buying service, distance education materials, and computer hardware and software.

     The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding cash and cash equivalents, certain receivables and other assets, and inventories), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters and nine months ended December 31, 2000 and 1999:

                                                                    College
                                                    Wholesale      Bookstore       Complementary
                                                    Operations     Operations         Services         Total
                                                  -------------  --------------    --------------  -------------
Quarter ended December 31, 2000:
  External customer revenues                       $ 21,010,904   $ 15,628,464      $  5,294,605   $  41,933,973
  Intersegment revenues                               2,552,238        108,881           317,487       2,978,606
  Depreciation and amortization expense                  78,648      2,337,575           423,380       2,839,603
  Income (loss) before interest and taxes             3,629,432     (3,248,720)       (1,185,669)       (804,957)

Quarter ended December 31, 1999:
  External customer revenues                       $ 20,981,483   $ 16,359,151      $  3,903,184   $  41,243,818
  Intersegment revenues                               2,501,936         71,645           728,267       3,301,848
  Depreciation and amortization expense                  75,645      2,059,828           553,204       2,688,677
  Income (loss) before interest and taxes             3,937,395     (2,326,861)         (623,253)        987,281

Nine months ended December 31, 2000:
  External customer revenues                       $ 78,523,698   $115,937,344      $ 16,464,648   $ 210,925,690
  Intersegment revenues                              17,673,219        348,487         1,116,505      19,138,211
  Depreciation and amortization expense                 226,830      7,152,381         1,243,001       8,622,212
  Income (loss) before interest and taxes            25,002,097      2,394,503        (1,817,664)     25,578,936
Nine months ended December 31, 1999:
  External customer revenues                       $ 76,159,457   $ 97,619,237      $ 11,266,945   $ 185,045,639
  Intersegment revenues                              15,390,262        142,498         1,595,188      17,127,948
  Depreciation and amortization expense                 218,102      4,720,148         1,541,826       6,480,076
  Income (loss) before interest and taxes            23,787,286      3,606,750        (1,783,153)     25,610,883

     The following table reconciles segment information presented above with information as presented in the financial statements for the quarters and nine months ended December 31, 2000 and 1999:

                                         Quarter Ended December 31,     Nine Months Ended December 31,
                                             2000           1999             2000             1999
                                        -------------- --------------  ---------------  ---------------
Revenues:
  Total for reportable segments          $ 44,912,579   $ 44,545,666    $ 230,063,901    $ 202,173,587
  Elimination of intersegment revenues     (2,978,606)    (3,301,848)     (19,138,211)     (17,127,948)
                                        -------------- --------------  ---------------  ---------------
    Financial statement total            $ 41,933,973   $ 41,243,818    $ 210,925,690    $ 185,045,639
                                        ============== ==============  ===============  ===============

Depreciation and Amortization Expense:
  Total for reportable segments          $  2,839,603   $  2,688,677    $   8,622,212    $   6,480,076
  Corporate administration                    620,597        629,633        1,579,152        1,738,903
                                        -------------- --------------  ---------------  ---------------
    Financial statement total            $  3,460,200   $  3,318,310    $  10,201,364    $   8,218,979
                                        ============== ==============  ===============  ===============

Income (Loss) Before Income Taxes:
  Total for reportable segments          $   (804,957)  $    987,281    $  25,578,936    $  25,610,883
  Corporate administrative costs           (3,925,486)    (4,019,997)      (8,303,333)      (7,784,909)
                                        -------------- --------------  ---------------  ---------------
    Income (Loss) before interest
     and taxes                             (4,730,443)    (3,032,716)      17,275,603       17,825,974
  Interest expense, net                    (3,986,345)    (4,118,484)     (13,080,985)     (13,038,794)
                                        -------------- --------------  ---------------  ---------------
    Income (Loss) before income taxes    $ (8,716,788)  $ (7,151,200)   $   4,194,618    $   4,787,180
                                        ============== ==============  ===============  ===============

     The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

5. NEW ACCOUNTING STANDARDS - In July 2000, the Emerging Issues Task Force completed discussion on Issue No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, which provides guidance on the classification of amounts billed to a customer for shipping and handling in the statement of operations. Such guidance becomes effective for the Company, and will be adopted by the Company, in the fourth quarter of fiscal 2001. The standard will require the Company to reclassify certain amounts within the statement of operations; however, it will not change the Company's net income for any period presented.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION, which provides guidance and interpretations on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Subsequently, Staff Accounting Bulletin No. 101B was issued delaying the implementation date of Staff Accounting Bulletin No. 101. As a result, Staff Accounting Bulletin No. 101 becomes effective for the Company, and will be adopted by the Company, in the fourth quarter of fiscal 2001. The impact on the Company's financial position and results of operations is not material.

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

6. RELATED PARTY TRANSACTIONS - During the first quarter of fiscal 2001, the Company entered into several agreements related to its WebPRISM and CampusHub E-commerce software capabilities with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. Such agreements included an equity option agreement, a management services agreement and a technology sale and license agreement.

     The equity option agreement provides the Company the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc. The option is being accounted for as a cost method investment in accordance with Accounting Principles Board Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. The management services agreement, which is effective for a period of three years, reimburses the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc. and also pays the Company $0.5 million per year for certain shared management and administrative support and space. Complementary services revenue resulting from the management services agreement is recognized as the services are performed. The technology sale and license agreement provides for the Company to license its E-commerce software capabilities to TheCampusHub.com, Inc. for $0.5 million per year over a period of three years and provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from the Company during that three year period. The license fees are recognized as complementary services revenue over the term of the agreement. The Company's Senior Credit Facility was amended in April, 2000 to provide for these transactions. For the quarter and nine months ended December 31, 2000, revenues attributable to the management services and technology sale and license agreements totaled $0.3 million and $0.7 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.3 million and $0.6 million, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2000 COMPARED WITH QUARTER ENDED DECEMBER 31, 1999.

REVENUES. Revenues for the quarters ended December 31, 2000 and 1999 and the corresponding increase (decrease) in revenues were as follows:

                                                         Increase (Decrease)
                                                       ---------------------
                                 2000         1999       Amount   Percentage
                            ------------- ------------ ---------- ----------
Wholesale operations         $23,563,142  $23,483,419   $ 79,723      0.3 %
College bookstore operations  15,737,345   16,430,796   (693,451)    (4.2)%
Complementary services         5,612,092    4,631,451    980,641     21.2 %
Intercompany eliminations     (2,978,606)  (3,301,848)   323,242      9.8 %
                            ------------- ------------ ---------- ----------
                             $41,933,973  $41,243,818   $690,155      1.7 %
                            ============= ============ ========== ==========

The increase in wholesale revenues for the quarter ended December 31, 2000 was due primarily to publisher price increases, offset partially by a small increase in estimated returns. The decrease in college bookstore revenues was attributable to a decline in same store revenues, which decreased in excess of $1.0 million. Same store revenues decreased primarily as a result of lower clothing revenues at certain stores that had more successful intercollegiate football teams in the prior year. Additionally, other non-textbook revenues were down slightly. Complementary services revenues increased primarily due to growth in the Company's distance education program. Intercompany transactions are down primarily due to a decrease of $0.4 million in sales of bookstore management systems from the system sales group within complementary services to the Company's college bookstore operations. In fiscal 2000, a large number of bookstores were acquired by the Company and installation of the Company's bookstore management systems was completed for many of those newly acquired bookstores during the third quarter of fiscal 2000.

GROSS PROFIT. Gross profit for the quarter ended December 31, 2000 increased $0.3 million, or 2.1%, to $16.4 million from $16.1 million for the quarter ended December 31, 1999. This increase was primarily due to higher revenues, complemented by a relatively stable gross margin percent. Gross margin for the quarters ended December 31, 2000 and 1999 was 39.2% and 39.0%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 2000 increased $1.9 million, or 11.7%, to $18.1 million from $16.2 million for the quarter ended December 31, 1999. Selling, general and administrative expenses as a percentage of revenues were 43.1% and 39.3% for the quarters ended December 31, 2000 and 1999, respectively. Approximately $1.2 million of the increase in expenses resulted from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups.
Additionally, the Company has experienced increased expenses in its distance education program as a result of the revenue growth previously discussed.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the quarters ended December 31, 2000 and 1999 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                            Increase (Decrease)
                                                        ------------------------
                                  2000          1999        Amount    Percentage
                             ------------- ------------ ------------- ----------
Wholesale operations         $  3,629,432  $ 3,937,395  $   (307,963)   (7.8)%
College bookstore operations   (3,248,720)  (2,326,861)     (921,859)  (39.6)%
Complementary services         (1,185,669)    (623,253)     (562,416)  (90.2)%
Corporate administration       (3,925,486)  (4,019,997)       94,511     2.4 %
                             ------------- ------------ ------------- ---------
                             $ (4,730,443) $(3,032,716) $ (1,697,727)  (56.0)%
                             ============= ============ ============= =========

The decrease in wholesale income before interest and taxes was due primarily to relatively unchanged revenues and slightly higher selling, general and administrative expenses. The loss before interest and taxes for the college bookstore operations increased primarily due to lower revenues, as well as higher selling, general and administrative expenses resulting from the expected higher expense base associated with the Company's recent bookstore acquisitions and startups. The complementary services loss before interest and taxes increased in part as a result of lower gross margins, with lower-margin revenues from the distance education program comprising 65.2 % of total complementary services revenues, before intercompany eliminations, for the quarter ended December 31, 2000 as compared to 54.1% for the quarter ended December 31, 1999. Additionally, selling, general and administrative expenses, including commission expense, incurred in conjunction with the distance education program has increased as a result of increased revenues.

INCOME TAXES. The Company's effective tax rate for the quarter ended December 31, 2000 was 33.1% as compared to 29.4% for the quarter ended December 31, 1999. The increase in the effective tax rate is primarily due to a change in the estimated tax rate for state income taxes and to less non-deductible amortization as a proportion of the loss before income taxes. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes and non-deductible amortization of goodwill associated with certain acquisitions.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1999.

REVENUES. Revenues for the nine months ended December 31, 2000 and 1999 and the corresponding increase (decrease) in revenues were as follows:

                                                             Increase (Decrease)
                                                          ----------------------
                                  2000          1999         Amount   Percentage
                             -------------- ------------- ----------- ----------
Wholesale operations         $  96,196,917  $ 91,549,719  $ 4,647,198     5.1 %
College bookstore operations   116,285,831    97,761,735   18,524,096    18.9 %
Complementary services          17,581,153    12,862,133    4,719,020    36.7 %
Intercompany eliminations      (19,138,211)  (17,127,948)  (2,010,263)  (11.7)%
                             -------------- ------------- ------------ --------
                             $ 210,925,690  $185,045,639  $25,880,051    14.0 %
                             ============== ============= ============ ========

The increase in wholesale revenues for the nine months ended December 31, 2000 was due primarily to publisher price increases. The increase in college bookstore revenues was attributable to the net addition of 36 new college bookstores either through acquisition or startup since April 1, 1999. Of the $18.5 million increase in college bookstore revenues, $16.3 million was attributable to new college bookstores with the remainder accounted for by a 3.0% increase in same store revenues. Complementary service revenues increased primarily due to growth in the Company's distance education program. Such growth was partially offset by a decrease in revenues from the Company's system sales and support programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the nine months ended December 31, 2000 increased $8.4 million, or 11.8%, to $79.3 million from $70.9 million for the nine months ended December 31, 1999. This increase was primarily due to higher revenues, partially offset by a decrease in gross margin percent. Gross margin for the nine months ended December 31, 2000 decreased to 37.6% from 38.3% for the nine months ended December 31, 1999, primarily due to revenue mix. Lower-margin revenues from college bookstore operations and complementary services comprised 58.2% of total revenues (before intercompany eliminations) for the nine months ended December 31, 2000 as compared to 54.7% for the nine months ended December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended December 31, 2000 increased $7.4 million, or 16.2%, to $53.2 million from $45.8 million for the nine months ended December 31, 1999. Selling, general and administrative expenses as a percentage of revenues were 25.2% and 24.8% for the nine months ended December 31, 2000 and 1999, respectively. Approximately $4.6 million of the increase in expenses resulted from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups. Additionally, the Company has experienced increased expenses in its distance education program as a result of the revenue growth previously discussed. Finally, the Company has incurred higher corporate-level expenses, primarily due to additional personnel and other costs designed to help manage its continued growth.

AMORTIZATION EXPENSE. Amortization expense for the nine months ended December 31, 2000, increased $1.8 million, or 29.0%, to $8.0 million from $6.2 million for the nine months ended December 31, 1999. This increase was primarily the result of additional amortization of goodwill related to recent acquisitions.

OTHER INCOME. Other income for the nine months ended December 31, 2000, increased $0.5 million, or 49.6%, to $1.4 million from $0.9 million for the nine months ended December 31, 1999. The primary components of other income include freight-out charged to the customer by the distance education program, which increased to $1.0 million in the nine months ended December 31, 2000 from $0.5 million in the nine months ended December 31, 1999 as a result of increased revenues, and rental income, which was $0.2 million for both of the nine month periods ended December 31, 2000 and 1999.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the nine months ended December 31, 2000 and 1999 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                            Increase (Decrease)
                                                          ----------------------
                                  2000          1999        Amount    Percentage
                             ------------ -------------- ------------ ----------
Wholesale operations         $25,002,097   $ 23,787,286  $ 1,214,811      5.1 %
College bookstore operations   2,394,503      3,606,750   (1,212,247)   (33.6)%
Complementary services        (1,817,664)    (1,783,153)     (34,511)    (1.9)%
Corporate administration      (8,303,333)    (7,784,909)    (518,424)    (6.7)%
                             ------------ -------------- ------------ ---------
                             $17,275,603   $ 17,825,974  $  (550,371)    (3.1)%
                             ============ ============== ============ =========

The increase in wholesale income before interest and taxes was due primarily to increased revenues. The income before interest and taxes for college bookstore operations decreased, despite increased revenues and stable gross margins, as a result of additional amortization of goodwill related to recent acquisitions. The complementary services loss before interest and taxes was relatively unchanged between the nine months ended December 31, 2000 and 1999. As described above, corporate administrative costs have increased primarily as a result of costs incurred to help manage the Company's growth.

INCOME  TAXES.  The  Company's  effective  tax rate for the  nine  months  ended
December  31,  2000 was 71.4% as  compared  to 68.3% for the nine  months  ended
December 31, 1999. The increase in the effective tax rate is primarily the result of more non-deductible amortization as a proportion of income before income taxes. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes and non-deductible amortization of goodwill associated with certain acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's Revolving Credit Facility. At December 31, 2000, the Company's total indebtedness was $199.1 million, consisting of $52.4 million in Term Loans, $110.0 million of Senior Subordinated Notes, $0.6 million of other indebtedness, including capital lease obligations, and $36.1 million under the Revolving Credit Facility.

Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and B Loans, the Company is scheduled to make principal payments totaling $4.4 million in fiscal 2001, $6.3 million in fiscal 2002, $6.8 million in fiscal 2003, $8.5 million in fiscal 2004, $11.2 million in fiscal 2005 and $18.4 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility) towards Tranche A and B Loan principal balances. There was no excess cash flow payment obligation for fiscal 2000; however, the Company may be required to make an excess cash flow payment for fiscal 2001. Loans under the Senior Credit Facility bear interest at floating rates based upon the interest rate option selected by the Company. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008.

The Company's capital expenditures were $1.4 million and $1.8 million for the nine months ended December 31, 2000 and 1999, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

Business acquisition expenditures were $2.7 million and $26.0 million for the nine months ended December 31, 2000 and 1999, respectively. The fiscal 2000 expenditures include primarily the acquisitions of Triro, Inc. and Ned's Bookstores for $15.0 million and $10.2 million, respectively, net of cash acquired. Approximately $14.9 million of capital raised by NBC through the issuance of 284,923 shares of NBC's Class A Common Stock to NBC's majority owner and members of senior management was contributed to the Company to assist in financing such acquisitions. Future acquisitions, if any, may require additional capital contributions.

The Company's principal sources of cash to fund its future liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used in operating activities for the nine months ended December 31, 2000 were $25.8 million, an increase of $6.5 million from $19.3 million for the nine months ended December 31, 1999. This increase was primarily attributable to the timing of payments for accounts payable and income taxes.

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

As of December 31, 2000, the Company could borrow up to $50.0 million under the Revolving Credit Facility. Of the amount available, $36.1 million was drawn by the Company at December 31, 2000. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payment, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or capital contributions.

SEASONALITY

The Company's wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each college semester in August and December. The buying periods for the wholesale operations occur at the end of each college semester in late December and May. The primary selling periods for the bookstore operations are in September and January. In fiscal 2000, 42% of the Company's annual revenues were earned in the second fiscal quarter (July-September), while 30% of the Company's annual revenues were earned in the fourth fiscal quarter (January-March). Accordingly, the Company's working capital requirements fluctuate throughout the year, increasing substantially at the end of each college semester, in May and December, as a result of the buying periods. The Company funds its working capital requirements primarily through a revolving credit facility, which historically has been repaid with cash provided from operations.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $199.1 million in long-term debt and capital lease obligations outstanding at December 31, 2000, $88.5 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements to effectively convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). The notional amount under each agreement as of December 31, 2000 was $26.2 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

Certain quantitative market risk disclosures have changed significantly since March 31, 2000 as a result of market fluctuations, movement in interest rates, and principal payments. The following table includes market risk disclosures that have changed significantly since March 31, 2000 (the weighted-average variable rate is based on implied forward rates in the yield curve as of the date presented):

                                                          December 31,     March 31,
                                                              2000           2000
                                                         -------------- -------------
Fair Values:
Fixed rate debt                                           $ 90,900,462   $ 88,223,075
Variable rate debt (excluding Revolving Credit Facility)    52,375,000     55,625,000
Interest rate swaps                                            (40,212)     1,735,657

Overall Weighted-Average Interest Rates:
Fixed rate debt                                                   8.76%          8.76%
Variable rate debt (excluding Revolving Credit Facility)          8.44%          9.46%
Interest rate swaps receive rate                                  5.98%          6.96%


                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)    Exhibits

       None

(b)    Reports On Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Lincoln, Nebraska, on February 12, 2001.


                                      NEBRASKA BOOK COMPANY, INC.




                                      /s/ Mark W. Oppegard
                                      ------------------------------------------
                                      Mark W. Oppegard
                                      President, Chief Executive Officer and
                                      Director



                                      /s/ Alan G. Siemek
                                      ------------------------------------------
                                     Alan G. Siemek
                                      Treasurer, Chief Financial
                                      Officer and Assistant Secretary