Form 10-K
period 2001-03-31
NEBRASKA BOOK CO
filed 2001-06-27
CIK 1056758

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from____________ to__________________.



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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    THERE ARE NO SHARES OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

    THERE WERE 100 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 26, 2001.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            Total Number of Pages: 59

                             Exhibit Index: PAGE 59

                                TABLE OF CONTENTS


PART I:

Item 1       Business.........................................................3
Item 2       Properties.......................................................13
Item 3       Legal Proceedings................................................14
Item 4       Submission of Matters to a Vote of Security Holders..............14

PART II:

Item 5       Market for Registrant's Common Equity and Related
             Stockholder Matters..............................................15
Item 6       Selected Financial Data..........................................15
Item 7       Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................16
Item 7A      Quantitative and Qualitative Disclosures about Market Risk.......22
Item 8       Financial Statements and Supplementary Data......................24
Item 9       Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.............................................43

PART III:

Item 10     Directors and Executive Officers of the Registrant................44
Item 11     Executive Compensation............................................46
Item 12     Security Ownership of Certain Beneficial Owners and Management....49
Item 13     Certain Relationships and Related Transactions....................50

PART IV:

Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..52
Signatures....................................................................56
Supplemental Information to be Furnished......................................56
Financial Statement Schedule II - Valuation and Qualifying Accounts...........57
Exhibit Index.................................................................59

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

    During fiscal 1999, the Company and NBC filed Registration Statements on Form S-4 with the Securities and Exchange Commission for purposes of registering debt securities to be issued in exchange for the Company's Senior Subordinated Notes and NBC's Senior Discount Debentures. The Securities and Exchange Commission declared such Registration Statements effective on July 14, 1998. All notes were tendered in the offer to exchange that was completed on August 13, 1998.

GENERAL

    The Company is one of the largest wholesale distributors of used college textbooks in North America, offering over 100,000 textbook titles and selling more than 7 million books annually primarily to campuses located in the United States. In addition, as of June 26, 2001, the Company owns or manages 108 bookstores on or adjacent to college campuses through which it sells a variety of new and used textbooks and general merchandise. The Company is also a leading provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, the Company provides the college bookstore industry with a variety of services including in-store promotions, buying programs, marketing services and proprietary information systems. With origins dating to 1915, the Company has built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.

    The Company entered the wholesale used textbook market following World War II, when the supply of new textbooks could not meet the demand created by the return of ex-GI students. In 1964, the Company became a national, rather than regional, wholesaler of used textbooks as a result of its purchase of The College Book Company of California. During the 1970's the Company continued its focus on the wholesale business. However, realizing the synergies that exist between wholesale operations and college bookstore operations, in the 1980's it expanded its efforts in the college bookstore market under a revised strategy. Under this strategy the Company operates bookstores on or near larger campuses, typically where the institution-owned college bookstore is contract-managed by a competitor or where the Company does not have a significant wholesale presence. Today, the Company services the college bookstore industry through its wholesale, college bookstore and complementary services operations.

    WHOLESALE. The Company is one of the largest wholesale distributors of used college textbooks in North America. Its wholesale operations consist primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. The Company purchases used textbooks from and resells them to college bookstores at many of the nation's largest college campuses, including: University of Texas, University of Southern California, Indiana University, University of Arizona, University of Washington, and University of Minnesota. Historically, because the demand for used textbooks has consistently outpaced supply, the Company's wholesale sales have been determined primarily by the amount of used textbooks that it could purchase. The Company's strong relationships with the management of independently-owned college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. The Company provides an internally-developed BUYER'S GUIDE to its wholesale customers, which lists over 42,000 textbook titles with such details as author, new copy retail price, and the Company's repurchase price.

    COLLEGE BOOKSTORES. College bookstores are the primary outlets for sales of new and used textbooks to students. As of June 26, 2001, the Company operated 108 college bookstores on or adjacent to college campuses of which 15 are operated on physical premises which are owned by and leased from the educational institution (i.e., "contract-managed"). Its college bookstores are located at some of the nation's largest college campuses including: University of Nebraska, University of Michigan, University of Maryland, Arizona State University, Pennsylvania State University, University of Kansas, Michigan State University, University of California - Berkeley, Texas A&M University, University of Florida, and University of Tennessee. In addition to generating profits, the Company's college bookstore operations provide an exclusive source of used textbooks for sale across the Company's wholesale distribution network.

    COMPLEMENTARY SERVICES. In fiscal 1998, the Company completed two acquisitions representing new initiatives for it in the college bookstore industry. In January 1998, the Company acquired Connect 2 One (formerly Collegiate Stores Corporation), a centralized buying service for over 440 college bookstores across the United States. Through the enhanced purchasing power of such a large group of bookstores, participating bookstores are able to purchase certain general merchandise at lower prices than those that would be paid by the stores individually. Bookstores participating in Connect 2 One's ("C2O") programs also provide the Company with another potential source of used textbooks. With its acquisition of Specialty Books, Inc. ("Specialty Books") in May 1997, the Company entered the distance education market, which consists of providing education materials to students in nontraditional college and other courses (such as correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet). Other services offered to college bookstores include the sale of computer hardware and software, such as the Company's turnkey bookstore management software, and related maintenance contracts. During fiscal 2001, the Company licensed certain software related to E-commerce to an entity that is partially owned by NBC's majority owner (see further discussion below under Business Strategy). These services generate revenue and assist the Company in enhancing and developing customer relationships.

INDUSTRY SEGMENT FINANCIAL INFORMATION

    Revenue, operating profit or loss, and identifiable assets attributable to each of the Company's industry segments are disclosed in the notes to the financial statements presented in Item 8 of the Company's Form 10-K.

BUSINESS STRATEGY

    The Company's objective is to strengthen its position as a leading provider of products and services to the college bookstore market, thereby increasing revenue and cash flow. In order to accomplish its goal, the Company intends to pursue the following strategies:

    ENHANCE GROWTH IN WHOLESALE OPERATIONS. The Company expects the stable growth of its wholesale operations to continue, primarily as a result of an expected increase in college enrollments and increased utilization of used textbooks, as well as through the expansion of its own college bookstore network. Additionally, the Company recently introduced an enhanced commission structure that rewards customers who make a long-term commitment to supplying the Company with a large portion of their textbooks.

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

    CAPITALIZE ON E-COMMERCE OPPORTUNITIES. During fiscal 2000, the Company began developing and marketing WebPRISM, an innovative software solution that allows bookstores to launch their own E-commerce site and effectively compete against online-only textbook sellers. This software solution enables bookstores to offer textbooks and traditional store merchandise on their websites. Additionally, the Company was developing CampusHub, E-commerce technology that enables bookstores to offer non-traditional goods and services from brand name consumer companies on their websites.

       In fiscal 2001, the Company entered into several agreements related to these software products with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. In connection with these agreements, the Company has licensed these products to TheCampusHub.com, Inc. who assumed the on-going marketing, operating and further development costs for these products. The three-year license agreement requires the payment of $0.5 million per year from TheCampusHub.com, Inc. to the Company and also gives TheCampusHub.com, Inc. the option to purchase the software products from the Company at any time during the term of the agreement. The annual license payment is payable even if the purchase option is exercised before the end of the three-year term. The Company is also providing certain management services to TheCampusHub.com, Inc. for three years in return for approximately $0.5 million per year plus reimbursement of certain other direct costs. In connection with these agreements, the Company also acquired the option to purchase 25% of the initial common shares outstanding of TheCampusHub.com, Inc.

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


INDUSTRY OVERVIEW

    Based on recent industry trade data, the college bookstore industry remains strong, with over 4,800 college stores generating annual sales of approximately $10.1 billion to college students and other consumers in North America. Sales of textbooks and other education materials used for classroom instruction comprise approximately two-thirds of that amount. The Company expects this market will continue to grow as a result of anticipated increases in enrollment at U.S. colleges attributable to the children of the baby boom generation entering the college population.

    WHOLESALE TEXTBOOK MARKET. The Company believes that used textbooks will continue to be attractive to both students and college bookstores. Used textbooks provide students with a lower-cost alternative to new textbooks and bookstores typically achieve higher margins through the sale of used rather than new textbooks.

    The pricing pattern of textbook publishing accounts for a large part of the growth of the used book market. Because of copyright restrictions, each new textbook is produced by only one publisher, which is free to set the new copy retail price and discount terms to bookstores. Publishers generally offer new textbooks at prices that enable college bookstores to achieve a gross margin of 23.0% to 25.0% on new textbooks. Historically, the high retail costs of new textbooks and the higher margins achieved by bookstores on the sale of used textbooks (approximately 33.0%) have encouraged the growth of the market for used textbooks.

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

    While price is an important factor in the store operator's purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in the Company's market are rare. However, in the past three to four years, the Company has been marketing its exclusive supply program to the industry. This program has grown to approximately 230 participating bookstores at the end of fiscal 2001. The Company also introduced the NBC Advantage program in fiscal 2001. This program rewards customers who make a long-term commitment to supplying the Company with a large portion of their books. At the end of fiscal 2001, approximately 220 bookstores were participating in this program, approximately 130 of which are also participating in the exclusive program. Since the Company is usually able to sell the vast majority of the used textbooks it is able to purchase, its ability to obtain sufficient supply is a critical factor in the Company's success.

    COLLEGE BOOKSTORE MARKET. College stores generally fall into three categories: (i) INSTITUTIONAL -- stores that are primarily owned and operated by institutions of higher learning (represents approximately 59.0% of the market);
(ii) CONTRACT-MANAGED -- stores owned by institutions of higher learning and managed by outside, private companies, typically found on-campus (represents approximately 26.0% of the market); and (iii) INDEPENDENT STORES -- privately owned and operated stores, generally located off campus (represents approximately 15.0% of the market). In general, the "captive" portion of the college bookstore market includes those contract-managed stores that sell their used textbooks to affiliated companies, and institutional and independent stores to the extent that such used textbooks are repurchased from students and are retained by the bookstore for resale without involving a wholesaler.

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

    The Company also publishes the BUYER'S GUIDE, which lists over 42,000 textbooks according to author, title, new copy retail price, and the Company's repurchase price. The BUYER'S GUIDE is an important part of the Company's inventory control and book procurement system. The Company updates and reprints the BUYER'S GUIDE nine times each year and makes it available in both print and various electronic formats, including on all of the Company's proprietary information systems. A staff of dedicated professionals gathers information from all over the country in order to make the BUYER'S GUIDE into what the Company believes to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. The Company also maintains a database of over 174,000 titles in order to better serve its customers.

    COLLEGE BOOKSTORES. As of June 26, 2001,the Company operated 108 college bookstores on or adjacent to college campuses. These bookstores sell a wide variety of used and new textbooks, general books and assorted general merchandise, including apparel, sundries and gift items. Over the past three years, revenues of the Company's bookstores from activities other than used and new textbook sales have been between 24% and 28% of total revenues. The Company has been, and intends to continue, selectively expanding its product offerings at its bookstores in order to increase sales and profitability. The Company has also installed WebPRISM and CampusHub in all of its own bookstores, thereby allowing its bookstores to further expand product offerings and compete with online-only textbook sellers.

    The college bookstore operations also provide consulting services to other college bookstores. Using their industry experience, the Company's specialists work with college bookstore managers to provide them with systems and support services. The Company offers assistance in areas such as store planning, systems and merchandise layouts.

    COMPLEMENTARY SERVICES. Through C2O, the Company is able to offer a variety of products and services to participating college bookstores. C2O negotiates apparel and general merchandise discounts and develops and executes marketing programs for its membership. As a centralized buying service for over 440 participating college bookstores including the Company's own bookstores, C2O has evolved into a buying group with substantial purchasing power.

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

    Additionally, a staff of experienced C2O professionals consult with the management of bookstores. Services offered include strategic planning, store review, merchandise planning and help with other operational aspects of the business. While consulting has historically represented a relatively small component of C2O's business, it is nonetheless strategically important to the ongoing success of this aspect of the Company's business.

    Through Specialty Books, the Company has access to the market for distance education products and services. Currently, the Company provides students at approximately 60 colleges with textbooks and materials for use in distance education courses, and is a leading provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. The Company believes the fragmented distance education market represents an opportunity for the Company to leverage its fulfillment and distribution expertise in a rapidly growing sector. Beyond textbooks, the Company offers services and specialty course materials to distance education students including videotape duplication and shipping, shipping of specialty, nontextbook course materials and a sales and ordering function. Students can order distance education materials from the Company over the Internet. The Company believes it can continue to significantly increase the service operations revenues from distance education products over the next several years, although presently the Company's primary objective is increased profitability through improved cost containment.

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

WHOLESALE PROCUREMENT AND DISTRIBUTION

    Historically,  because  the  demand  for  used  textbooks  has  consistently exceeded supply, the Company's sales have been primarily determined by the amount of used textbooks that it can purchase. The Company believes that, on average, it is able to fulfill approximately 20% of its demand. As a result, the Company's success has depended primarily on its inventory procurement, and the Company continues to focus its efforts on obtaining inventory. In order to ensure its ability to both obtain and redistribute inventory, the Company's wholesale strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores (primarily, independent and institutional college bookstores) through its employee account representatives. These 37 account representatives (as of March 31, 2001) are responsible for procuring used textbooks from students, marketing the Company's services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of the Company's systems products. The Company has been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the wholesale strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more books to the Company; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, Company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; (v) providing working capital flexibility for bookstores making substantial purchases; and (vi) establishing long-term supply arrangements by rewarding customers who make a long-term commitment to supplying the Company with a large portion of their books.

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

    Customers place orders by phone, mail, fax or other electronic method. Upon receiving an order, the Company removes the books from available inventory and holds them for future shipping. Customers may return books within 60 days after the start of classes if a written request is enclosed. Returns currently average approximately 20.5% of sales and generally are attributable to course cancellations or overstocking. The majority of returns are textbooks that the Company is able to resell for the next semester.

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

    As of June 26, 2001 the Company operated 108 college bookstores nationwide, having expanded from 39 bookstores in 1996. During fiscal 2001 the Company purchased 4 new bookstores located in Michigan, Oklahoma, Tennessee, and Texas, adding estimated combined annual revenues in excess of $6.2 million. Subsequent to March 31, 2001, the Company acquired eight bookstores located in Norman, Oklahoma; Raleigh, North Carolina; Radford, Virginia; Orlando, Florida; Gainesville, Florida; Chadron, Nebraska; and Bellingham, Washington and sold two bookstores located in Austin, Texas.

    The table below highlights certain information regarding the Company's bookstores opened through March 31, 2001.

                Bookstores                                         Approximate
                 Open at   Bookstores    Bookstores    Bookstores     Total
                Beginning     Added        Closed      at End of     Square
                of Fiscal    During        During       Fiscal       Footage
   Fiscal Year    Year     Fiscal Year Fiscal Year(1)    Year     (in thousands)
   ----------- ----------  ----------- -------------- ----------  --------------
       1997         39         12            1            50          438
       1998         50          9            0            59          474
       1999         59          8            2            65          537
       2000         65         35            2            98          733
       2001         98          4            0           102          740

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

    The Company's bookstores have an average size of 7,300 gross square feet but range in size from 900 to 50,000 square feet. The Company estimates that leasehold improvements, furniture and fixtures, and automation with the Company's PRISM system, the Company's proprietary total-store management system, for new bookstores cost approximately $100,000 per bookstore, after giving effect to construction allowances.

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

    In addition, the Company and its consultants have been developing E-commerce capabilities called WebPRISM and CampusHub. These software products allow college bookstores to launch their own E-commerce site and effectively compete against online-only textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online. As previously discussed, the ongoing development of WebPRISM and CampusHub was assumed in fiscal 2001 by an entity that is partially owned by NBC's majority owner.

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

    The Company conducts training courses for all systems users at the Company's headquarters in Lincoln, Nebraska. Classes are small and provide hands on demonstrations of the various systems. Printed reference manuals and training materials also accompany each system. The customer support unit of CBMS is staffed with over 40 experienced personnel. Personnel are available 24 hours a day to answer questions on a toll-free number.

CUSTOMERS

    The Company sells its products and services to college bookstores throughout the United States, Canada and Puerto Rico for ultimate use by the students of the respective colleges. The Company's 25 largest wholesale customers accounted for approximately 5.6% of fiscal 2001 revenues. No one customer accounted for more than 1.0% of the Company's fiscal 2001 revenues.

    The Company's wholesale operations purchase from and resell used textbooks to many of the nation's largest college campuses including: University of Texas, University of Southern California, Indiana University, University of Arizona, University of Washington, and University of Minnesota.

    The Company's college bookstores are located on many of the nation's largest college campuses including: University of Nebraska, University of Michigan, University of Maryland, Arizona State University, Pennsylvania State University, University of Kansas, Michigan State University, University of California - Berkeley, Texas A&M University, University of Florida, and University of Tennessee.

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

    The Company's two major competitors in the college store industry and used textbook business are Follett Campus Resources ("Follett") and MBS Textbook Exchange ("MBS"), which contract-manage approximately 640 stores and 380 stores, respectively. The Company believes that its market share of the used college textbook wholesale distribution market is comparable to that of Follett and MBS, individually. The remaining competitors are smaller regional companies, including Budgetext, Texas Book Company and Southeastern Book Company. Most of the leading companies in the industry also have an established retail presence, either through direct store ownership/operation or through contract-management.

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

    MBS is controlled by the same shareholder that controls Barnes & Noble. Consequently, MBS supplies approximately 380 Barnes & Noble college stores. MBS faces the same challenges that Follett faces in supplying existing institutional accounts. MBS has a strong systems division that competes actively with the Company for new customers and also fulfills all of the needs of the Barnes & Noble stores.

    The Company's college bookstore operations compete with other college campus bookstores, including the on-campus bookstore in those locations where the Company's bookstore is off-campus.

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

     Presently, the Company believes that its largest competitor in the distance education market is MBS.

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

EMPLOYEES

    As of March 31, 2001 the Company had a total of approximately 2,700 employees, of which approximately 1,000 are full-time, approximately 200 are part-time and approximately 1,500 are temporary. The Company has no unionized employees and believes that its relationship with its employees is satisfactory.

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

    Listed below, set forth as of March 31, 2001, are the Company's college bookstores, their location, college served and the school's enrollment.


   Institution                               Location           Enrollment(1) Store Name
   -----------                               --------           ------------- ----------
   University of Alabama                     Tuscaloosa, AL         19,000    The College Store
   University of Arkansas - Little Rock      Little Rock, AR        10,500    Campus Bookstore
   Northern Arizona University               Flagstaff, AZ          20,000    The College Store
   Northern Arizona University               Flagstaff, AZ          20,000    University Text and Tools
   Coconino Community College                Flagstaff, AZ           3,700    Coconino Community College
                                                                                Bookstore (2)
   Arizona State University                  Tempe, AZ              43,700    The College Store
   Arizona State University                  Tempe, AZ              43,700    Rother's Bookstore
   University of Arizona                     Tucson, AZ             34,300    Arizona Book Store
   University of Arizona                     Tucson, AZ             34,300    Rother's University Bookstore
   University of California - Berkeley       Berkeley, CA           30,400    Ned's Bookstore (2 locations)
   California State University - Northridge  Northridge, CA         27,900    The College Store
   Daytona Beach Community College           Daytona Beach, FL 11,000 & 4,900 College Book Rack
     and Embry-Riddle Aeronautical University
   Miami Dade Community College-Kendall      Miami, FL              18,800    Lemox  College  Book  & Supply
   University of Central Florida             Orlando, FL            28,000    Knight's Corner
   Georgia State University                  Atlanta, GA            24,000    Georgia Book Store
   Drake University                          Des Moines, IA          5,300    University Book Store (2 locations) (2)
   Southern Illinois University              Carbondale, IL         22,400    Saluki   Bookstores  (2 locations)
   Ball Sate University                      Muncie, IN             18,100    Collegiate Book Exchange
   Valparaiso University                     Valparaiso, IN          3,600    University  Book Center (2)
   University of Kansas                      Lawrence, KS           29,100    University Book Shop
   Johnson County Community College          Overland   Park, KS    16,000    The College Store
   University of Louisville                  Louisville, KY         21,100    College Book Warehouse
   Eastern Kentucky University               Richmond, KY           17,500    University Book & Supply
   University of Maryland                    College Park, MD       32,700    Maryland Book Exchange
   Prince George's Community College         Largo, MD              12,300    Prince George's Community
                                                                                College Bookstore (2)
   University of Michigan                    Ann Arbor, MI          37,200    Michigan Book & Supply
   University of Michigan                    Ann Arbor, MI          37,200    Ulrich's Bookstore
   Oakland University                        Auburn Hills, MI       15,100    Textbook Outlet
   Wayne County Community College            Belleville, Detroit &  11,000    Ned's Bookstore (5 locations) (2)
                                               Taylor, MI
   Ferris State University                   Big Rapids, MI          9,700    The College Store
   Michigan State University                 East Lansing, MI       43,000    The College Store
   Michigan State University                 East Lansing, MI       43,000    Ned's Bookstore
   Kettering Engineering &                   Flint, MI               3,200    The Campus Store (2)
     Management Institute
   Eastern Michigan University               Ypsilanti, MI          23,300    Campus Book & Supply
   Eastern  Michigan  University and         Ypsilanti &         23,300 & 600 Ned's Bookstore (3 locations)(2)
     Concordia College                         Ann Arbor, MI
   Mankato State University                  Mankato, MN            11,700    Maverick Bookstore
   Chadron State College                     Chadron, NE             2,800    Chadron Book Shop
   University of Nebraska - Kearney          Kearney, NE             7,200    The Antelope  Bookstore (2)
   University of Nebraska - Lincoln          Lincoln, NE            23,000    Nebraska  Bookstore  (2 locations)
   Nebraska Wesleyan University              Lincoln, NE             1,700    Prairie Wolves Bookstore (2)
   Wayne State College                       Wayne, NE               3,600    Student Bookstore
   University of Nevada Las Vegas            Las Vegas, NV          24,900    Rebelbooks
   State University of New York - Buffalo    Amherst, NY            24,300    The College Store
   State University of New York - Binghamton Vestal, NY             12,300    The Bookbridge
   University of Akron                       Akron, OH              23,200    The College Store
   Ohio University                           Athens, OH             19,200    Specialty Books
   Ohio State University                     Columbus, OH           50,000    College Town
   Wright State University                   Fairborn, OH           16,800    The College Store
   University of Oklahoma                    Norman, OK             21,300    Boomer Book Store
   Oklahoma State University                 Stillwater, OK         21,100    Cowboy Book
   Indiana University of Pennsylvania        Indiana, PA            13,400    The College Store
   University of Pittsburgh                  Pittsburgh, PA         26,200    The College Store
   Pennsylvania State University             State College, PA      40,000    University Book Centre
   College of Charleston                     Charleston, SC         11,600    University Book of Charleston


   Columbia College                          Columbia, SC            1,300    C-Square Bookstore (2)
   University of South Carolina              Columbia, SC           25,500    South Carolina Bookstore
                                                                               (2 locations)
   East Tennessee State University           Johnson City, TN       11,200    The College Store
   University of Tennessee                   Knoxville, TN          26,000    Rocky Top East
   University of Tennessee                   Knoxville, TN          26,000    Rocky Top Books
   University of Texas - Arlington           Arlington, TX          19,100    The College Store
   Austin Community College                  Austin, TX             27,000    Bevo's Northridge
   Austin Community College                  Austin, TX             27,000    Bevo's ACC (2 locations)
   University of Texas                       Austin, TX             48,000    Bevo's West (2 locations)
   Blinn College                             Bryan, TX               7,800    Rother's Bookstore
   Texas A&M University                      College Station, TX    43,400    Rother's Bookstore
   Texas A&M University                      College Station, TX    43,400    Rother's Bookstore (Woodstone)
   Texas A&M University                      College Station, TX    43,400    Rother's  Bookstore (Northgate)
   Southern Methodist University             Dallas, TX             10,000    Varsity Book Store
   University of North Texas                 Denton, TX             26,500    Voertman's
   University of Texas - Pan                 Edinburg &            12,700 &   South Texas Book & Supply
     American and South                        McAllen, TX          12,900      (2 locations)
     Texas Community College
   North Harris County Community College     Houston, TX             9,400    College Bookstore
   University of Houston                     Houston, TX            33,200    Rother's Bookstore
   Texas Tech University                     Lubbock, TX            24,200    Spirit Shop
   Texas Tech University                     Lubbock, TX            24,200    Double T Bookstore (3 locations)
   San Antonio College, St. Philip's         San Antonio, TX  22,000; 21,200; L&M Bookstore
     College, and Palo Alto College                                & 6,900
   University of Texas - San Antonio         San Antonio, TX        18,800    L&M  UTSA Bookstore
   Southwest Texas State University          San Marcos, TX         21,100    Colloquium Bookstore (2 locations)
   Southwest Texas State University          San Marcos, TX         21,100    Rother's Bookstore
   Tarleton State University                 Stephenville, TX        6,400    Rother's Bookstore
   Baylor University                         Waco, TX               13,400    University Bookstore and Spirit Shop
   Baylor University                         Waco, TX               13,400    Rother's Bookstore
   Midwestern State University               Wichita Falls, TX       5,700    Rother's Bookstore
   Virginia Polytechnic and State University Blacksburg, VA         25,000    Tech Bookstore
   Old Dominion University                   Norfolk, VA            19,100    Dominion Bookstore
   Virginia Commonwealth University          Richmond, VA           23,200    The College Store

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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No items were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2001.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    There were no equity securities of the registrant sold by the registrant during fiscal 2001.


                        ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth selected historical financial and other data of the Company as of and for the fiscal years ended March 31, 2001, 2000, 1999, 1998, and 1997, respectively. The selected historical financial data was derived from the Company's audited financial statements. Consistent with the Company's audited financial statements, certain prior year amounts have been reclassified to conform to the current year presentation. The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the related notes thereto included in Item 8 herein.


                                                           Fiscal Years Ended March 31,
                                              ------------------------------------------------------
                                                 2001       2000      1999      1998(1)     1997
                                              ----------- --------- --------- ---------- -----------
STATEMENT OF OPERATIONS DATA:                                  (dollars in thousands)
  Revenues                                     $ 301,669  $267,069  $218,638  $ 200,086   $ 173,730
  Costs of sales                                 187,099   164,984   137,989    125,632     110,466
                                              ----------- --------- --------- ---------- -----------
      Gross profit                               114,570   102,085    80,649     74,454      63,264
  Operating expenses:
    Selling, general, and administrative          74,100    65,820    51,289     47,882      40,231
    Depreciation                                   2,956     3,096     2,393      2,531       2,706
    Amortization                                  10,446     9,320     6,149      5,626       4,072
    Stock compensation costs                           -         -         -      8,278         297
                                              ----------- --------- --------- ---------- -----------
      Income from operations                      27,068    23,849    20,818     10,137      15,958
  Other expenses (income):
    Interest expense                              17,487    17,469    17,508     11,284      10,760
    Interest income                                 (615)     (356)     (351)      (328)       (561)
                                              ----------- --------- --------- ---------- -----------
      Income (loss) before income
      taxes and extraordinary item                10,196     6,736     3,661       (819)      5,759
  Income tax expense                               5,857     4,845     2,604        306       2,325
                                              ----------- --------- --------- ---------- -----------
      Income (loss) before extraordinary item      4,339     1,891     1,057     (1,125)      3,434
  Extraordinary loss on extinguishment of
  debt, net of taxes                                   -         -         -     (4,021)          -
                                              ----------- --------- --------- ---------- -----------
      Net income (loss)                        $   4,339  $  1,891  $  1,057  $  (5,146)  $   3,434
                                              =========== ========= ========= ========== ===========

OTHER DATA:
  EBITDA (2)                                   $  40,470  $ 36,265  $ 29,360  $  26,572   $  23,033
  Net cash flows from operating activities         8,839    18,945    10,296     (2,842)     10,774
  Net cash flows from investing activities        (4,994)  (30,244)   (5,067)   (11,548)     (3,427)
  Net cash flows from financing activities        (3,887)   11,690    (6,976)    10,220      (7,471)
  Capital expenditures                             1,759     3,542     2,842      3,690       2,243
  Business acquisition expenditures (3)            2,975    26,072     2,086      7,714       1,252
  Number of bookstores open at end of the
  period                                             102        98        65         59          50

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents                    $   4,410  $  4,451  $  4,060  $   5,807   $   9,977
  Working capital                                 72,394    62,244    55,442     54,018      55,913
  Total assets                                   165,136   166,100   139,662    148,742     127,146
  Total debt, including current maturities       161,773   166,302   169,257    175,985      79,524

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

     (2) EBITDA is defined as income from operations plus depreciation, amortization and non-cash charges relating to stock based compensation expense in the amounts of $8,278 and $297 for the years ended March 31, 1998 and 1997, respectively. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. EBITDA should not be considered by investors as an indicator of cash flows from operating activities, investing activities and financing activities as determined in accordance with accounting principles generally accepted in the United States of America. Items excluded from EBITDA, such as depreciation and amortization, are significant components in understanding and assessing the Company's financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

     (3) Business acquisition expenditures represent established businesses purchased by the Company.



       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2000.

     REVENUES. Revenues for the years ended March 31, 2001 and 2000 and the corresponding increase (decrease) in revenues were as follows:

                                                                 Increase (Decrease)
                                  2001           2000           Amount      Percentage
                             -------------- ---------------  -------------  ----------
Wholesale operations         $ 113,006,804   $ 108,074,521    $ 4,932,283      4.6%
College bookstore operations   182,856,000     158,076,869     24,779,131     15.7%
Complementary services          26,647,451      20,717,793      5,929,658     28.6%
Intercompany eliminations      (20,841,402)    (19,800,260)    (1,041,142)     5.3%
                             -------------- ---------------  -------------  ----------
                             $ 301,668,853   $ 267,068,923    $34,599,930     13.0%
                             ============== ===============  =============  ==========

    The increase in wholesale revenues was due primarily to publisher price increases. The increase in college bookstore revenues was due primarily to the net addition of 37 new college bookstores either through acquisition or startup since April 1, 1999. Of the $24.8 million increase in college bookstore revenues, $19.2 million was attributable to new college bookstores with the remainder accounted for by a 4.6% increase in revenues from stores open for the full year for both the 2000 and 2001 fiscal years ("same stores"). Complementary services revenues increased primarily due to an increase in the Company's distance education program revenues and $0.9 million attributable to the adoption of management services and licensing agreements in fiscal 2001 with TheCampusHub.com, Inc., an entity that is partially owned by NBC's majority owner. Such growth was partially offset by a decrease in revenues from the Company's system sales program. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

    GROSS PROFIT. Gross profit for fiscal 2001 increased $12.5 million, or 12.2%, to $114.6 million from $102.1 million for fiscal 2000. This increase was primarily due to higher revenues, partially offset by a decrease in gross margin percent. Gross margin percent was 38.0% for fiscal 2001 as compared to 38.2% for fiscal 2000. The decrease in gross margin percent was primarily attributable to revenue mix, with the lower-margin revenues from the college bookstore operations and complementary services comprising 65.0% of total revenues (before intercompany eliminations) in fiscal 2001 as compared to 62.3% in fiscal 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 2001 increased $8.3 million, or 12.6%, to $74.1 million from $65.8 million for fiscal 2000. Selling, general and administrative expenses as a percentage of revenues were 24.6% in both fiscal years. Approximately $4.9 million of the increase in expenses resulted primarily from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups. Additionally, expenses increased $2.6 million in the Company's distance education program as a result of the revenue growth previously discussed.

    AMORTIZATION EXPENSE. Amortization expense for fiscal 2001 increased $1.1 million, or 12.1%, to $10.4 million from $9.3 million for fiscal 2000. This increase was the result of additional amortization of goodwill related to recent acquisitions, offset in part by goodwill associated with acquisitions that is becoming fully amortized.

    INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for fiscal 2001 and 2000 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                              Increase (Decrease)
                                 2001           2000          Amount    Percentage
                            -------------- -------------- ------------- ----------
Wholesale operations          $27,241,116    $24,832,679   $ 2,408,437      9.7 %
College bookstore operations    9,206,616      9,588,784      (382,168)    (4.0)%
Complementary services         (1,402,666)    (2,449,321)    1,046,655     42.7 %
Corporate administration       (7,977,326)    (8,123,130)      145,804      1.8 %
                            -------------- -------------- ------------- ----------
                              $27,067,740    $23,849,012   $ 3,218,728     13.5 %
                            ============== ============== ============= ==========

    The increase in wholesale income before interest and taxes was primarily due to increased revenues. Income before interest and taxes for college bookstore operations decreased, despite increased revenues, as a result of additional amortization of goodwill related to recent acquisitions. The loss before interest and taxes decreased for the complementary services segment primarily due to revenues attributable to the aforementioned management services and licensing agreements with TheCampusHub.com, Inc. Despite the Company's growth, corporate administrative costs have remained relatively stable between fiscal years.

    INCOME TAXES. Income tax expense for fiscal 2001 increased $1.1 million, or 20.9%, to $5.9 million from $4.8 million for fiscal 2000. This increase was primarily the result of an increase in income before income taxes. The Company's effective tax rates of 57.4% and 71.9% for the years ended March 31, 2001 and 2000, respectively, were significantly higher than the statutory tax rate primarily as a result of state income taxes and non-deductible amortization on goodwill associated with recent acquisitions.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1999.

     REVENUES. Revenues for the years ended March 31, 2000 and 1999 and the corresponding increase (decrease) in revenues were as follows:

                                                                 Increase (Decrease)
                                  2000           1999           Amount     Percentage
                             -------------- --------------- -------------- ----------
Wholesale operations         $ 108,074,521   $  98,751,112    $ 9,323,409      9.4%
College bookstore operations   158,076,869     120,872,556     37,204,313     30.8%
Complementary services          20,717,793      12,637,553      8,080,240     63.9%
Intercompany eliminations      (19,800,260)    (13,623,650)    (6,176,610)    45.3%
                             -------------- --------------- -------------- ----------
                             $ 267,068,923   $ 218,637,571    $48,431,352     22.2%
                             ============== =============== ============== ==========

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

    GROSS PROFIT. Gross profit for fiscal 2000 increased $21.5 million, or 26.6%, to $102.1 million from $80.6 million for fiscal 1999. This increase was primarily due to higher revenues, combined with an increase in gross margins. Gross margin was 38.2% for fiscal 2000 as compared to 36.9% for fiscal 1999. The increase in gross margin was primarily attributable to increased margins in the Company's wholesale and college bookstore operations, including an increase in used textbook sales through the Company's bookstores, which can generate an average gross margin of approximately 55%-60% compared to average gross margins of 35% - 40% for external wholesale sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 2000 increased $14.5 million, or 28.3%, to $65.8 million from $51.3 million for fiscal 1999. Selling, general and administrative expenses as a percentage of revenues were 24.6% and 23.5% for fiscal 2000 and fiscal 1999, respectively. The increase in expenses resulted primarily from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups. The Company has also incurred higher corporate-level expense in fiscal 2000, primarily due to additional personnel and other costs designed to help manage its continued growth.

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

    INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for fiscal 2000 and 1999 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                              Increase (Decrease)
                                 2000           1999          Amount     Percentage
                            -------------- -------------- -------------- ----------
Wholesale operations          $24,832,679    $21,590,426    $ 3,242,253     15.0 %
College bookstore operations    9,588,784      8,339,047      1,249,737     15.0 %
Complementary services         (2,449,321)    (2,442,717)        (6,604)    (0.3)%
Corporate administration       (8,123,130)    (6,668,446)    (1,454,684)   (21.8)%
                            -------------- -------------- -------------- ----------
                              $23,849,012    $20,818,310    $ 3,030,702     14.6 %
                            ============== ============== ============== ==========

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's Revolving Credit Facility. At March 31, 2001, the Company's total indebtedness was approximately $161.8 million, consisting of approximately $51.2 million in Term Loans, $110.0 million of the Senior Subordinated Notes and $0.6 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the Recapitalization, NBC issued Senior Discount Debentures which provided $41.6 million in net proceeds (face value of $76.0 million less original issue discount of $31.0 million and deferred financing costs of $3.4 million).

    Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and B Loans, the Company is scheduled to make principal payments totaling approximately $6.3 million in fiscal 2002, $6.8 million in fiscal 2003, $8.5 million in fiscal 2004, $11.2 million in fiscal 2005 and $18.4 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility) towards Tranche A and B Loan principal balances. There was no excess cash flow payment obligation at March 31, 2001. Loans under the Senior Credit Facility bear interest at floating rates based upon the interest rate option selected by the Company. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual cash interest payments commencing August 15, 2003 at a fixed rate of 10.75% and mature on February 15, 2009.

    The Company's capital expenditures were $1.8 million, $3.5 million, and $2.8 million for the fiscal years ended March 31, 2001, 2000, and 1999, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

    Business acquisition expenditures were $3.0 million, $26.1 million, and $2.1 million for the fiscal years ended March 31, 2001, 2000, and 1999, respectively. Of the $26.1 million in business acquisition expenditures made for the fiscal year ended March 31, 2000, approximately $25.2 million pertains to the acquisitions of Triro, Inc. and Ned's Bookstores. Approximately $14.9 million of capital raised by NBC in fiscal 2000 through the issuance of 284,923 shares of NBC's Class A Common Stock to HWH and members of senior management was contributed to the Company to assist in financing the acquisitions of Triro, Inc. and Ned's Bookstores.

    In addition, during fiscal 2001, NBC issued 12,237 shares of its Class A Common Stock to certain of the Company's employees. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 3(b) thereof and Rule 505 of Regulation D promulgated thereunder. Such shares were issued at the Founder's Price of $52.47 per share. Proceeds from this issuance, which totaled $642,039, were utilized for general operating activities.

    Subsequent to March 31, 2001, the Company acquired certain assets of a privately owned college bookstore serving Western Washington University and seven Wallace's Bookstores, Inc. bookstores serving the University of Florida, the University of Oklahoma, North Carolina State University, the University of Central Florida, Radford University, and Chadron State College for a total of approximately $5.8 million. Such acquisitions were estimated to have approximately $14 million in annual revenues and were funded through internally generated cash flows. Future acquisitions, if any, may require additional capital contributions.

    Also subsequent to March 31, 2001, the Company sold certain assets of two of its college bookstore locations serving the University of Texas in Austin, Texas for approximately $1.2 million. Annual combined revenues for these two locations for the year ended March 31, 2001 were approximately $2.4 million. The sale was made to one of the Company's largest wholesale customers, thereby strengthening the long-term relationship with that customer.

    The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). For the year ended March 31, 2001, weighted-average borrowings under the Revolving Credit Facility approximated $15.3 million, with actual borrowings ranging from a low of no borrowings to a high of $46.1 million. Net cash flows from operating activities for the year ended March 31, 2001 were $8.8 million, a decrease of $10.1 million from $18.9 million for the year ended March 31, 2000. This decrease was primarily due to the timing of payments made on accounts payable balances and increases in accounts receivable.

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

    As of March 31, 2001, the Company could borrow up to $38.6 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at March 31, 2001. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

    The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payments, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt financing or capital contributions.

SEASONALITY

    The Company's wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each college semester in August and December. The buying periods for the wholesale operations occur at the end of each college semester in late December and May. The primary selling periods for the bookstore operations are in September and January. In fiscal 2001, approximately 43% of the Company's annual revenues were earned in the second fiscal quarter (July-September), while approximately 30% of the Company's annual revenues were earned in the fourth fiscal quarter (January-March). Accordingly, the Company's working capital requirements fluctuate throughout the year, increasing substantially at the end of each semester, in May and December, as a result of the buying periods. The Company funds its working capital requirements primarily through a revolving credit facility, which historically has been repaid with cash provided from operations.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

    The Financial Accounting Standards Board has issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. This standard requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The initial adoption of SFAS No. 133, which occurred on April 1, 2001, had no material impact on the Company's financial statements.

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


      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $161.8 million in long-term debt and capital lease obligations outstanding at March 31, 2001, approximately $51.2 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements to effectively convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). The notional amount under each agreement as of March 31, 2001 was approximately $25.6 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

    The following table presents quantitative information about the Company's market risk sensitive instruments (the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2001):


                                                                   Variable to Fixed
                   Fixed Rate Debt       Variable Rate Debt       Interest Rate Swaps
               ----------------------  ---------------------  ----------------------------
                              Weighted-              Weighted-                 Weighted-
                              Average                Average                    Average
                 Principal    Interest  Principal    Interest   Notional      Pay/Receive
                Cash Flows     Rate    Cash Flows(1)  Rate      Amounts          Rates
               -------------  -------  ------------  -------  -------------  -------------
Fiscal Year
Ended March 31:
  2002         $     50,412    8.76%   $ 6,287,500    6.90%   $ 48,170,833   5.81% / 4.50%
  2003               45,571    8.76%     6,800,000    7.31%     41,413,542   5.81% / 4.89%
  2004               25,950    8.76%     8,475,000    8.00%     12,275,000   5.81% / 5.44%
  2005               28,881    8.76%    11,187,500    8.39%              -             -
  2006               32,144    8.76%    18,437,500    8.64%              -             -
  Thereafter    110,402,849    8.77%             -      -                -             -
               -------------  -------  ------------  -------  -------------  -------------
    Total      $110,585,807    8.76%   $51,187,500    7.65%   $101,859,375   5.81% / 4.77%
               =============  =======  ============  =======  =============  =============

    Fair Value $ 95,285,793      -     $51,187,500      -     $ (1,004,400)            -
               =============           ============           =============

(1) Principal cash flows represent scheduled principal payments and are adjusted for anticipated excess cash flow payments (as defined in the Credit Agreement underlying the Senior Credit Facility) to be applied toward principal balances. For Fiscal 2001, there was no excess cash flow payment obligation.

    Certain quantitative market risk disclosures have changed significantly since March 31, 2000 as a result of market fluctuations, movement in interest rates, and principal payments. The following table presents summarized market risk information for the years ended March 31, 2001 and 2000:

                                                  March 31,      March 31,
                                                    2001           2000
                                               --------------- -------------
Fair Values:
  Fixed rate debt                               $ 95,285,793    $ 88,223,075
  Variable rate debt                              51,187,500      55,625,000
  Interest rate swaps                             (1,004,400)      1,735,657

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                      8.76%           8.76%
  Variable rate debt                                   7.65%           9.46%
  Interest rate swaps receive rate                     4.77%           6.96%

                ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS OF NEBRASKA BOOK COMPANY, INC. FOR THE YEARS ENDED MARCH 31, 2001, 2000, AND 1999

Independent Auditors' Report...............................................25

Balance Sheets.............................................................26

Statements of Operations...................................................27

Statements of Stockholder's Deficit........................................28

Statements of Cash Flows...................................................29

Notes to Financial Statements..............................................30

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Nebraska Book Company, Inc.
Lincoln, Nebraska

    We have audited the accompanying balance sheets of Nebraska Book Company, Inc. (a wholly-owned subsidiary of NBC Acquisition Corp.) as of March 31, 2001 and 2000, and the related statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Nebraska Book Company, Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

Lincoln, Nebraska
May 23, 2001

NEBRASKA BOOK COMPANY, INC.

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                              March 31,
                                                          2001          2000
                                                     ------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $  4,409,505  $  4,450,887
  Receivables                                          31,368,150    24,193,668
  Inventories                                          61,834,563    61,809,630
  Recoverable income taxes                                706,408             -
  Deferred income taxes                                 1,862,166     1,598,793
  Prepaid expenses and other assets                       403,700       427,302
                                                     ------------- -------------
    Total current assets                              100,584,492    92,480,280

PROPERTY AND EQUIPMENT, net of depreciation
& amortization                                         24,474,887    25,760,825

GOODWILL AND OTHER INTANGIBLES, net of amortization    34,178,587    43,183,145

OTHER ASSETS                                            5,897,647     4,676,047
                                                     ------------- -------------
                                                     $165,135,613  $166,100,297
                                                     ============= =============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                   $ 11,647,964  $ 16,145,566
  Accrued employee compensation and benefits            6,512,773     6,301,111
  Accrued interest                                      1,466,643     1,349,224
  Accrued expenses                                      1,946,675       819,010
  Income taxes payable                                          -       553,893
  Deferred revenue                                        278,982       552,251
  Current maturities of long-term debt                  6,308,450     4,456,324
  Current maturities of capital lease obligations          29,463        59,181
                                                     ------------- -------------
    Total current liabilities                          28,190,950    30,236,560

LONG-TERM DEBT, net of current maturities             155,413,140   161,721,590

CAPITAL LEASE OBLIGATIONS, net of current maturities       22,254        64,856

OTHER LONG-TERM LIABILITIES                               238,970       202,231

DUE TO PARENT                                           7,056,815     4,606,191

COMMITMENTS (Note J)

STOCKHOLDER'S DEFICIT:
  Common stock, voting, authorized 50,000
  shares of $1.00 par value; issued and
  outstanding 100 shares                                      100           100
  Additional paid-in capital                           46,435,726    45,829,948
  Accumulated deficit                                 (72,222,342)  (76,561,179)
                                                     ------------- -------------
    Total stockholder's deficit                       (25,786,516)  (30,731,131)
                                                     ------------- -------------
                                                     $165,135,613  $166,100,297
                                                     ============= =============


See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                Year Ended March 31,
                                          2001           2000          1999
                                      -------------  ------------- -------------

REVENUES, net of returns              $301,668,853   $267,068,923  $218,637,571

COSTS OF SALES                         187,098,970    164,984,418   137,988,909
                                      -------------  ------------- -------------

  Gross profit                         114,569,883    102,084,505    80,648,662

OPERATING EXPENSES:
  Selling, general and administrative   74,100,242     65,819,487    51,288,680
  Depreciation                           2,956,135      3,096,013     2,392,701
  Amortization                          10,445,766      9,319,993     6,148,971
                                      -------------  ------------- -------------

                                        87,502,143     78,235,493    59,830,352
                                      -------------  ------------- -------------

INCOME FROM OPERATIONS                  27,067,740     23,849,012    20,818,310

OTHER EXPENSES (INCOME):
  Interest expense                      17,486,737     17,469,487    17,508,601
  Interest income                         (615,430)      (355,935)     (351,231)
                                      -------------  ------------- -------------

                                        16,871,307     17,113,552    17,157,370
                                      -------------  ------------- -------------

INCOME BEFORE INCOME TAXES              10,196,433      6,735,460     3,660,940

INCOME TAX EXPENSE                       5,857,596      4,844,744     2,603,657
                                      -------------  ------------- -------------

NET INCOME                            $  4,338,837   $  1,890,716  $  1,057,283
                                      =============  ============= =============


See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF STOCKHOLDER'S DEFICIT
--------------------------------------------------------------------------------


                                        Additional
                             Common       Paid-in     Accumulated
                              Stock       Capital       Deficit         Total
                            ---------  ------------  ------------- -------------

BALANCE, April 1, 1998        $ 100    $30,899,952   $(79,509,178) $(48,609,126)

  Contributed capital             -        (23,010)             -       (23,010)

  Net income                      -              -      1,057,283     1,057,283
                            ---------  ------------  ------------- -------------

BALANCE, March 31, 1999         100     30,876,942    (78,451,895)  (47,574,853)

  Contributed capital             -     14,953,006              -    14,953,006

  Net income                      -              -      1,890,716     1,890,716
                            ---------  ------------  ------------- -------------

BALANCE, March 31, 2000         100     45,829,948    (76,561,179)  (30,731,131)

  Contributed capital             -        605,778              -       605,778

  Net income                      -              -      4,338,837     4,338,837
                            ---------  ------------  ------------- -------------

BALANCE, March 31, 2001       $ 100    $46,435,726   $(72,222,342) $(25,786,516)
                            =========  ============  ============= =============

See notes to financial statements.


NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------


                                                         Year Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:               2001         2000        1999
                                                ------------ ------------ ------------
  Net income                                    $ 4,338,837  $ 1,890,716  $ 1,057,283
  Adjustments to reconcile net income
  to net cash flows from operating activities:
     Depreciation                                 2,956,135    3,096,013    2,392,701
     Amortization of intangibles                 11,814,114   10,692,176    7,491,851
     Loss on disposal of assets                      59,627       18,044       89,800
     Deferred income taxes                       (1,351,000)    (773,000)    (883,200)
     Changes in operating assets and
     liabilities, net of effect of acquisitions:
       Receivables                               (7,184,802)  (3,189,434)     368,840
       Inventories                                  354,360   (4,665,275)      18,827
       Recoverable income taxes                    (706,408)     319,630    4,369,146
       Prepaid expenses and other assets             23,602       84,054     (123,460)
       Other assets                                 (85,526)     797,705   (1,019,776)
       Accounts payable                          (4,497,902)   5,318,621   (5,297,973)
       Accrued employee compensation and
       benefits                                     211,662    2,231,461       28,651
       Accrued interest                             117,419      (77,285)    (362,038)
       Accrued expenses                           1,128,408      133,125      182,985
       Income taxes payable                        (553,893)     552,928            -
       Deferred revenue                            (273,269)     175,695      (87,361)
       Other long-term liabilities                   36,739       11,157       40,470
       Due to parent                              2,450,624    2,328,925    2,029,175
                                                ------------ ------------ ------------
         Net cash flows from operating
         activities                               8,838,727   18,945,256   10,295,921

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            (1,759,010)  (3,542,471)  (2,842,036)
  Bookstore acquisitions, net of cash acquired   (2,975,332) (26,072,155)  (2,085,881)
  Proceeds from sale of property and equipment
  and other                                         144,834       65,197       97,586
  Software development costs                       (403,996)    (694,830)    (236,328)
                                                ------------ ------------ ------------

         Net cash flows from investing
         activities                              (4,993,504) (30,244,259)  (5,066,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred financing costs                                -      (32,478)    (218,477)
  Principal payments on long-term debt           (4,456,324)  (3,079,413)  (1,327,696)
  Principal payments on capital
  lease obligations                                 (72,320)    (177,411)           -
  Net decrease in revolving credit facility               -            -   (5,400,000)
  Capital contribution                              642,039   14,979,532      (30,319)
                                                ------------ ------------ ------------

         Net cash flows from financing
         activities                              (3,886,605)  11,690,230   (6,976,492)
                                                ------------ ------------ ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                    (41,382)     391,227   (1,747,230)

CASH AND CASH EQUIVALENTS, Beginning of year      4,450,887    4,059,660    5,806,890
                                                ------------ ------------ ------------

CASH AND CASH EQUIVALENTS, End of year          $ 4,409,505  $ 4,450,887  $ 4,059,660
                                                ============ ============ ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION:
  Cash paid (refunded) during the year for:
    Interest                                    $16,000,970  $16,174,589  $16,527,759
    Income taxes                                  6,018,273    2,424,436   (2,911,464)



See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


A.  NATURE OF OPERATIONS

    Nebraska Book Company, Inc. (the "Company") is a wholly-owned subsidiary of NBC Acquisition Corp. NBC Acquisition Corp. ("NBC") was formed for the purpose of acquiring all of the outstanding capital stock of the Company, effective September 1, 1995. NBC did not have substantive operations prior to the acquisition of the Company. The purchase price of the Company was $106.0 million, which was funded primarily through the issuance of long-term debt. The acquisition was accounted for by the purchase method of accounting and resulted in excess of cost over fair value of net assets acquired ("goodwill") of approximately $26.9 million.

    The Company participates in the college bookstore industry primarily by providing used textbooks to college bookstore operators, by operating its own college bookstores and by providing proprietary college bookstore information systems and consulting services.

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

    SHIPPING AND HANDLING FEES AND COSTS: Amounts billed to a customer for shipping and handling have been classified as revenues in the statements of operations and approximated $2.9 million, $2.2 million, and $1.5 million for the years ended March 31, 2001, 2000, and 1999, respectively. Shipping and handling costs are included in operating expenses in the statements of operations and approximated $6.8 million, $5.8 million, and $4.7 million for the years ended March 31, 2001, 2000, and 1999, respectively.

    ADVERTISING: Advertising costs are expensed as incurred and approximated $2.2 million, $2.3 million, and $2.0 million for the years ended March 31, 2001, 2000, and 1999, respectively.

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

     INVENTORIES: Inventories are stated at the lower of cost or market. Inventories for wholesale operations are determined on the weighted-average cost method. Other inventories are determined on the first-in, first-out cost method.

    PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is determined using a combination of the straight-line and accelerated methods. The majority of property and equipment have useful lives of five to six years, with the exception of buildings which are depreciated over 30 years.

    SOFTWARE DEVELOPMENT COSTS: The Company's primary activities regarding the internal development of software revolve around its proprietary college bookstore information system (PRISM), which is utilized by the Company's retail bookstores and also marketed to the general public. As the PRISM software developed internally is intended for both internal use and sale to external customers, the Company adheres to the guidance in Statement of Financial
Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED as required by Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE.

    Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company's proprietary college bookstore information systems are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized over the lesser of five years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted net revenues. Software costs capitalized pertaining to WinPRISM, the Company's new Windows-based product, approximated $1.1 million and $0.8 million at March 31, 2001 and 2000, respectively. During the fiscal year ended March 31, 2001, certain WinPRISM functionalities were completed and released to the general public. Amortization of the capitalized costs associated with such functionalities totaled $0.1 million for the fiscal year ended March 31, 2001. During fiscal 2000, the Company also capitalized and amortized approximately $0.3 million associated with the development of WebPRISM, which was licensed to TheCampusHub.com, Inc. in fiscal 2001 (see Note O to the consolidated financial statements).

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2001 and 2000, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities, was approximately $146.5 million and $143.8 million as of March 31, 2001 and 2000, respectively, as determined primarily by quoted market values. The fair value of the interest rate swap agreements (see note H) approximated $(1.0) million and $1.7 million as of March 31, 2001 and 2000 using quotes from brokers and represents the Company's gain (loss) on settlement if the existing agreements had been settled on that date.

     STOCK  BASED  COMPENSATION:   The  Company  accounts  for  its  stock-based
compensation under provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations.

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

     ACCOUNTING STANDARDS NOT YET ADOPTED: The Financial Accounting Standards Board has issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN

HEDGING ACTIVITIES. This standard requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The initial adoption of SFAS No. 133, which occurred on April 1, 2001, had no material impact on the Company's financial statements.

     RECLASSIFICATIONS: Certain items on the prior years' statements have been reclassified to conform to the current year presentation.

C.  ACQUISITIONS

    Effective November 12, 1999, the Company acquired certain assets and liabilities of Michigan College Book Company, Inc. and Ned's Berkeley Book Company, Inc. (collectively referred to as "Ned's Bookstores"), an independent college bookstore operation with 11 retail bookstores located in Michigan and California, for approximately $10.2 million, net of cash acquired. The Company accounted for this acquisition under the purchase method of accounting. Excess cost over fair value of net assets acquired of approximately $7.8 million has been recorded as goodwill and is being amortized over a period of three years. Such amortization period was assigned based upon the factors outlined in APB Opinion No. 17, INTANGIBLE ASSETS. The results of operations for Ned's Bookstores have been included in the consolidated results of the Company from the date of acquisition. The acquisition of Ned's Bookstores was funded in part through a $4.6 million capital contribution from NBC to the Company. NBC raised the $4.6 million in capital through the sale of 87,922 shares of its Class A Common Stock to certain shareholders, including HWH Capital Partners, L.P. and members of senior management on December 6, 1999. The remaining funding was provided through available cash funds.

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

    The following table summarizing unaudited pro forma financial information assumes the acquisitions discussed above had occurred at the beginning of the period presented. The unaudited pro forma financial information is not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred at the beginning of the period presented, nor does it purport to indicate the results of future operations.

                                      Year Ended
                                    March 31, 2000
                                    --------------
   Pro Forma Information:
     Revenues, net of returns       $ 278,137,891
     Net income                           792,147


    Additionally, the Company from time to time acquires bookstore operations which generally are not material in their impact to the Company. The purchase generally involves paying cash for the inventory and fixed assets, as well as an amount for goodwill. Goodwill recorded in such transactions is generally amortized on a straight-line basis over a period of three years. In fiscal 2001 and 2000, the Company acquired four and two such bookstore operations, respectively.

D.  RECEIVABLES

    Receivables are summarized as follows:

                                                    March 31,
                                             ------------------------
                                                 2001         2000
                                             -----------  -----------
   Trade  receivables,  less  allowance
    for doubtful accounts of $407,033
    and $175,899 at March 31, 2001 and 2000,
    respectively                             $14,739,915  $12,935,801
   Receivables from book publishers for
   returns                                    11,971,106    7,589,663
   Advances for book buy-backs                 1,784,687    1,738,587
   Computer finance agreements, current
   portion                                       128,544      145,910
   Other                                       2,743,898    1,783,707
                                             -----------  -----------
                                             $31,368,150  $24,193,668
                                             ===========  ===========


   Trade receivables include the effect of estimated product returns. The amount of estimated product returns at March 31, 2001 and 2000 was approximately $2.7 million and $3.3 million, respectively.

E.  INVENTORIES

    Inventories are summarized as follows:

                                                      March 31,
                                              --------------------------
                                                  2001          2000
                                              -----------    -----------
   Wholesale                                  $26,150,304    $25,413,484
   College bookstores                          31,348,415     31,137,643
   Other                                        4,335,844      5,258,503
                                              -----------    -----------
                                              $61,834,563    $61,809,630
                                              ===========    ===========

    Wholesale inventories include the effect of estimated product returns. The amount of estimated product returns at March 31, 2001 and 2000 was approximately $1.4 million and $1.6 million, respectively.

F.  PROPERTY AND EQUIPMENT

    A summary of the cost of property and equipment follows:

                                                    March 31,
                                         -------------------------------
                                              2001             2000
                                         --------------  ---------------
   Land                                   $  2,412,818     $  2,412,818
   Buildings and improvements               14,733,218       14,443,622
   Leasehold improvements                    6,100,691        5,912,012
   Furniture and fixtures                    4,737,487        4,571,529
   Information systems                       9,277,060        8,352,241
   Automobiles and trucks                      386,074          433,956
   Machinery                                   465,878          425,295
   Projects in process                          40,929            7,147
                                         --------------  ---------------
                                            38,154,155       36,558,620
   Less:  Accumulated depreciation
   & amortization                          (13,679,268)     (10,797,795)
                                         --------------  ---------------
                                          $ 24,474,887     $ 25,760,825
                                         ==============  ===============

G.  GOODWILL AND OTHER INTANGIBLES

    Goodwill and intangible assets and related amortization are as follows:

                                                    March 31,
                                         -------------------------------
                                              2001            2000
                                         --------------  ---------------
    Goodwill                              $ 47,883,906     $ 53,901,655
    Covenants not to compete                   610,000          150,000
    Debt issue costs                        11,288,008       11,288,008
                                         --------------  ---------------
                                            59,781,914       65,339,663
    Less:  Accumulated amortization        (25,603,327)     (22,156,518)
                                         --------------  ---------------
                                          $ 34,178,587     $ 43,183,145
                                         ==============  ===============


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

    The Revolving Credit Facility expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory. The calculated borrowing base at March 31, 2001 was approximately $38.6 million. The Revolving Credit Facility was unused at March 31, 2001.

    The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, Eurodollar rate plus an applicable margin of up to 2.50%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Company's Revolving Credit Facility for the years ended March 31, 2001 and 2000 were approximately $15.3 million and $14.2 million at an average rate of 10.7% and 9.3%, respectively.

    The Senior Credit Facility is collateralized by substantially all of the assets of the Company and its parent, NBC. Additionally, NBC has guaranteed the prompt and complete payment and performance of the Company's obligations under the Senior Credit Facility. The Senior Credit Facility also stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement") shall be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. At March 31, 2001 and 2000, there was no excess cash flow payment due.

    Additional funding of the Recapitalization included the proceeds of $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes") and the issuance by NBC of senior discount debentures (the "Senior Discount Debentures").

    Borrowings consist of the following:

                                                       March 31,
                                             ---------------------------------
                                                  2001               2000
                                             --------------    ---------------
   Tranche A Loan, due March 31, 2004,
    quarterly  principal  payments, plus
    interest at a floating  rate based
    on Eurodollar rate plus 2.25% (7.20%
    and 8.46% at March 31, 2001 and 2000,
    respectively)                             $ 20,062,500      $ 24,000,000
  Tranche B Loan, due March 31, 2006,
    quarterly principal payments, plus
    interest at a floating rate based
    on Eurodollar rate plus 2.50% (7.45%
    and 8.71% at March 31, 2001 and 2000,
    respectively)                               31,125,000        31,625,000
  Senior subordinated  notes,  unsecured,
    due February 15, 2008, semi-annual
    interest payments at a fixed rate of
    8.75%                                      110,000,000       110,000,000
  Mortgage note payable with an insurance
    company assumed with the acquisition
    of a bookstore facility, due December 1,
    2013, monthly payments of $6,446
    including interest at 10.75%                   534,090           552,914
                                             --------------    ---------------
                                               161,721,590       166,177,914
  Less current maturities                       (6,308,450)       (4,456,324)
                                             --------------    ---------------
                                              $155,413,140      $161,721,590
                                             ==============    ===============

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

    The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed rate of 5.815% plus the applicable margin. The notional amount under each agreement was approximately $25.6 million at March 31, 2001. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

    At March 31, 2001, the aggregate maturities of long-term debt for the next five years were as follows:

   Fiscal Year
   -----------
   2002                              $ 6,308,450
   2003                                6,823,317
   2004                                8,500,950
   2005                               11,216,381
   2006                               18,469,644

I.  INCOME TAXES

    The provision (benefit) for income taxes consists of:

                                                Year Ended March 31,
                                       ----------------------------------------
                                          2001           2000          1999
                                       -----------    -----------   -----------
   Current:
     Federal                           $6,107,168     $4,524,517    $2,967,333
     State                              1,101,428      1,093,227       519,524
   Deferred                            (1,351,000)      (773,000)     (883,200)
                                       -----------    -----------   -----------
                                       $5,857,596     $4,844,744    $2,603,657
                                       ===========    ===========   ===========


    The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before income taxes:

                                                  Year Ended March 31,
                                         -------------------------------------
                                           2001           2000           1999
                                         -------        -------        -------
   Statutory rate                          34.0%          34.0%         34.0%
   State income tax effect                  5.7            9.5           6.4
   Amortization of goodwill                14.2           22.4          17.5
   Change in estimate of income tax
     liabilities                            2.4            3.7          10.0
   Other                                    1.1            2.3           3.2
                                         -------        -------        -------
                                           57.4%          71.9%         71.1%
                                         =======        =======        =======

The components of the deferred tax assets consist of the following:

                                                      March 31,
                                             --------------------------
                                                 2001           2000
                                             -----------    -----------
   Deferred income tax assets
   (liabilities), current:
     Vacation accruals                       $  484,173     $  420,483
     Inventory                                  544,378        603,037
     Allowance for doubtful accounts            154,510         66,771
     Product returns                            480,069        618,637
     Other deferred tax assets                  321,784           -
     Other deferred tax liabilities            (122,748)      (110,135)
                                             -----------    -----------
                                              1,862,166      1,598,793
                                             -----------    -----------
   Deferred income tax assets,
   noncurrent:
     Deferred compensation agreements            90,713         76,767
     Book over tax goodwill amortization      2,967,716      1,775,263
     Covenant not to compete                  1,468,568      1,587,340
                                             -----------    -----------
                                              4,526,997      3,439,370
                                             -----------    -----------
                                             $6,389,163     $5,038,163
                                             ===========    ===========

    The non-current portion of deferred tax assets is classified in other assets.

J.  LEASE OBLIGATIONS

    The Company is obligated under various capital leases for certain equipment that expire at various dates through 2003. Capitalized leased equipment included in property and equipment was approximately $27,000 at March 31, 2001, net of accumulated amortization.

    The Company leases bookstore facilities and data processing equipment under noncancelable operating leases expiring at various dates through fiscal 2013, many of which contain options to renew for periods of up to ten years. Certain of the leases are based on a percentage of sales, ranging from 2.5% to 10.5%.

    Future minimum capital lease payments and aggregate minimum lease payments under noncancelable operating leases for the years ending March 31 are as follows:

                                           Capital      Operating
     Year                                  Leases         Leases
     ----                                ------------  -----------
     2002                                $    32,160   $ 6,627,000
     2003                                     23,091     5,652,000
     2004                                       -        4,513,000
     2005                                       -        3,511,000
     2006                                       -        2,872,000
     Thereafter                                 -        8,451,000
                                         ------------  -----------
   Total minimum lease payments               55,251   $31,626,000
   Amount representing interest               (3,534)  ===========
                                         ------------
   Present value of minimum lease
     payments                            $    51,717
                                         ============

    Total rent expense for the years ended March 31, 2001, 2000, and 1999 was approximately $9.6 million, $8.2 million, and $6.2 million, respectively. Percentage rent expense for the years ended March 31, 2001, 2000, and 1999 was approximately $2.0 million, $1.8 million, and $1.6 million, respectively.

K.  RETIREMENT PLAN

    The Company participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a sponsor base contribution in addition to a limited matching feature. The sponsor contributions for the years ended March 31, 2001, 2000, and 1999 were approximately $0.8 million, $0.8 million, and $0.7 million, respectively.

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

M.  STOCK-BASED COMPENSATION

    NBC has two stock-based compensation plans established to provide for the granting of options to purchase NBC Class A Common Stock. Details regarding each of the plans in effect are as follows:

    1998 PERFORMANCE STOCK OPTION PLAN - This plan provides for the granting of options to purchase 52,000 shares of NBC's Class A Common Stock to selected members of senior management of NBC and its affiliates. All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. NBC will grant a portion of the available options in fiscal years 1999-2002 upon the attainment of pre-established financial targets.

Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. The options have an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2001, there were 29,470 options available for grant under the plan.

    1998 STOCK OPTION PLAN - This plan provides for the granting of options to purchase 31,000 shares of NBC's Class A Common Stock to selected employees, officers, and directors of NBC and its affiliates. All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. NBC will grant such options at the discretion of a committee designated by the Board of Directors (the Committee). Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Incentive stock options have an exercise price of not less than fair market value on the date the options are granted, while the Committee determines the exercise price for nonqualified options, which may be below fair market value, at the time of grant. All options expire ten years from the date of grant. At March 31, 2001, there were 2,906 options available for grant under the plan.

    No compensation cost was recognized for the options granted to employees in fiscal 2001, 2000, and 1999 as the exercise price was greater than the estimated fair value (including a discount for the holder's minority interest position and illiquidity of the Class A Common Stock) of the Company's Class A Common Stock on the date of grant.

    A summary of the Company's stock-based compensation activity related to stock options for each of the plans for the three years ended March 31, 2001 is as follows:

                                                  Year Ended March 31,
                                      2001                2000              1999
                               ------------------ ------------------ -----------------
                                        Weighted-           Weighted-         Weighted-
                                        Average             Average           Average
                                        Exercise            Exercise          Exercise
                                Number    Price    Number    Price    Number   Price
                               -------- --------- --------- -------- -------- --------
1998 PERFORMANCE STOCK
OPTION PLAN:
   Outstanding - beginning
   of year                       9,530    $52.47     9,530   $52.47        -   $    -
   Granted                      13,000     52.47         -        -    9,530    52.47
   Expired/terminated                -         -         -        -        -        -
   Exercised                         -         -         -        -        -        -
                               -------- --------- --------- -------- -------- --------
   Outstanding - end of year    22,530    $52.47     9,530   $52.47    9,530   $52.47
                               ======== ========= ========= ======== ======== ========

There were 10,398, 4,765, and 2,382 options exercisable at March 31, 2001, 2000, and 1999, respectively, with a weighted-average exercise price per option of $52.47. All options outstanding at March 31, 2001 have an exercise price of $52.47 per option and a weighted-average remaining contractual life of 8.7 years.

                                                  Year Ended March 31,
                                      2001                2000              1999
                               ------------------ ------------------ -----------------
                                        Weighted-           Weighted-         Weighted-
                                        Average             Average           Average
                                        Exercise            Exercise          Exercise
                                Number    Price    Number    Price    Number   Price
                               -------- --------- --------- -------- -------- --------
1998 STOCK OPTION PLAN:
   Outstanding - beginning
   of year                      24,694    $52.47    13,200   $52.47        -   $    -
   Granted                       3,400     52.47    11,594    52.47   13,200    52.47
   Expired/terminated                -         -      (100)   52.47        -        -
   Exercised                         -         -         -        -        -        -
                               -------- --------- --------- -------- -------- --------
    Outstanding - end of year   28,094    $52.47    24,694   $52.47   13,200   $52.47
                               ======== ========= ========= ======== ======== ========

There were 16,472, 9,448, and 3,300 options exercisable at March 31, 2001, 2000, and 1999, respectively, with a weighted-average exercise price per option of $52.47. All options outstanding at March 31, 2001 have an exercise price of $52.47 per option and a weighted-average remaining contractual life of 8.2 years.

    If the Company accounted for its stock-based compensation using the fair value method prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED
COMPENSATION, the weighted-average grant-date fair value of options granted under the 1998 Performance Stock Option Plan in fiscal 2001 and 1999 would have been $7.37 and $8.85 per option, respectively. The weighted-average grant-date fair value of options granted under the 1998 Stock Option Plan in fiscal 2001, 2000, and 1999 would have been $7.68, $9.26, and $8.64 per option, respectively. The fair value of options granted was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions:

                               Year Ended       Year Ended       Year Ended
                             March 31, 2001   March 31, 2000   March 31, 1999
                             --------------   --------------   --------------

  Risk-free interest rate            6.26%             6.06%           4.50%
  Dividend yield                        -                 -               -
  Expected volatility                1.00%             1.00%           1.00%
  Expected life (years)                 3                 3               4



    The  pro  forma  impact  on  net  income  of  accounting   for   stock-based
compensation using the fair value method required by SFAS 123 is as follows:

                                          Year Ended March 31,
                                    2001          2000            1999
                              -------------- --------------  --------------
   Net income:
      As reported               $ 4,338,837    $ 1,890,716     $ 1,057,283
      Pro forma                   4,266,002      1,825,059         995,295


N.  SEGMENT INFORMATION

    The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 102 college bookstores as of March 31, 2001 located on or adjacent to college campuses. The complimentary services segment includes book-related services such as a centralized buying service, distance education materials, and computer hardware and software.

    The accounting policies of the Company's segments are the same as those described in the summary of significant accounting policies in Note B. The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding cash and cash equivalents, certain receivables and other assets, and inventories), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss and assets on a segment basis for the three years ended March 31, 2001.


                                                    College
                                     Wholesale     Bookstore   Complimentary
                                     Operations    Operations     Services       Total
                                    ------------  ------------ ------------- -------------
Year ended March 31, 2001:
  External customer revenues        $ 93,922,712  $182,479,980 $ 25,266,161  $301,668,853
  Intersegment revenues               19,084,092       376,020    1,381,290    20,841,402
  Depreciation and amortization
  expense                                293,408     9,429,428    1,475,914    11,198,750
  Income (loss) before interest
  and taxes                           27,241,116     9,206,616   (1,402,666)   35,045,066
  Total assets                        29,771,356    35,254,893    5,354,837    70,381,086

Year ended March 31, 2000:
  External customer revenues        $ 91,260,331  $157,896,805 $ 17,911,787  $267,068,923
  Intersegment revenues               16,814,190       180,064    2,806,006    19,800,260
  Depreciation and amortization
  expense                                321,936     7,444,799    2,280,512    10,047,247
  Income (loss) before interest
  and taxes                           24,832,679     9,588,784   (2,449,321)   31,972,142
  Total assets                        28,636,070    34,829,430    5,950,258    69,415,758

Year ended March 31, 1999:
  External customer revenues        $ 86,386,611  $120,872,556 $ 11,378,404  $218,637,571
  Intersegment revenues               12,364,501             -    1,259,149    13,623,650
  Depreciation and amortization
  expense                                319,702     3,171,027    1,894,323     5,385,052
  Income (loss) before interest
  and taxes                           21,590,426     8,339,047   (2,442,717)   27,486,756
  Total assets                        28,898,295    23,600,603    4,228,300    56,727,198


    The following table reconciles segment information presented above with information as presented in the Company's financial statements for the three years ended March 31, 2001.

                                                   Year Ended March 31,
                                            2001            2000          1999
                                        -------------  ------------- -------------
Revenues:
  Total for reportable segments         $322,510,255   $286,869,183  $232,261,221
  Elimination of intersegment revenues   (20,841,402)   (19,800,260)  (13,623,650)
                                        -------------  ------------- -------------
    Financial statement total           $301,668,853   $267,068,923  $218,637,571
                                        =============  ============= =============

Depreciation and Amortization
Expense:
  Total for reportable segments         $ 11,198,750   $ 10,047,247  $  5,385,052
  Corporate administration                 2,203,151      2,368,759     3,156,620
                                        -------------  ------------- -------------
    Financial statement total           $ 13,401,901   $ 12,416,006  $  8,541,672
                                        =============  ============= =============

Income (loss) Before Interest and Taxes:
  Total for reportable segments         $ 35,045,066   $ 31,972,142  $ 27,486,756
  Corporate administrative costs          (7,977,326)    (8,123,130)   (6,668,446)
                                        -------------  ------------- -------------
                                          27,067,740     23,849,012    20,818,310
  Interest expense, net                  (16,871,307)   (17,113,552)  (17,157,370)
                                        -------------  ------------- -------------
    Income before taxes                 $ 10,196,433   $  6,735,460  $  3,660,940
                                        =============  ============= =============

Total Assets:
  Total for reportable segments         $ 70,381,086   $ 69,415,758  $ 56,727,198
  Assets not allocated to segments:
    Receivables                           26,829,423     20,923,250    17,544,101
    Recoverable income taxes                 706,408              -         4,902
    Deferred income taxes                  1,862,166      1,598,793     1,468,156
    Property and equipment, net           24,474,887     25,760,825    23,188,485
    Goodwill and other intangibles, net   34,178,587     43,183,145    35,562,090
    Other assets                           6,298,179      4,791,000     3,653,180
    Other                                    404,877        427,526     1,514,255
                                        -------------  ------------- -------------
      Financial statement total         $165,135,613   $166,100,297  $139,662,367
                                        =============  ============= =============


    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

O.  RELATED PARTY TRANSACTIONS

      In fiscal 2001, the Company entered into several agreements related to its WebPRISM and CampusHub E-commerce software capabilities with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. Such agreements included an equity option agreement, a management services agreement, and a technology sale and license agreement.

    The equity option agreement provides the Company the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc. The option is being accounted for as a cost method investment in accordance with APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. The management services agreement, which is effective for a period of three years, reimburses the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc. and also pays the Company $0.5 million per year for certain shared management and administrative support. Complementary services revenue resulting from the management services agreement is recognized as the services are performed. The technology sale and license agreement provides for the Company to license its E-commerce software capabilities to TheCampusHub.com, Inc. for $0.5 million per year over a period of three years and provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from the Company during that three year period. The license fees are recognized as complementary services revenue over the term of the agreement. The Company's Senior Credit Facility was amended in April, 2000 to provide for these transactions. For the year ended March 31, 2001, revenues attributable to the management services and technology sale and license agreements totaled $0.9 million, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.9 million.

    During fiscal 2001, NBC issued 12,237 shares of its Class A Common Stock to certain of the Company's employees. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(b) thereof and Rule 505 of Regulation D promulgated thereunder. Such shares were issued at the Founder's Price of $52.47 per share. Proceeds from this issuance, which totaled $642,039, were utilized for general operating activities.

P.      SUBSEQUENT EVENT

       Subsequent to March 31, 2001, the Company entered into an Agreement of Sale with the University Co-operative Society (the "Co-op") at the University of Texas in Austin. Pursuant to the Agreement of Sale, the Company sold inventory and certain property, plant and equipment located at two of its college bookstore locations serving the University of Texas to the Co-op for approximately $1.2 million. The Company also assigned an associated real estate operating lease to the Co-op.

    Also subsequent to March 31, 2001, the Company acquired certain assets of a privately owned college bookstore serving Western Washington University and seven Wallace's Bookstores, Inc. bookstores serving the University of Florida, the University of Oklahoma, North Carolina State University, the University of Central Florida, Radford University, and Chadron State College for a total of approximately $5.8 million. The Company will account for these acquisitions under the purchase method of accounting with any excess cost over fair value of net assets acquired being recorded as goodwill.


       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE.

    There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended March 31, 2001.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The members of the Board of Directors and executive officers of the Company and their ages are as follows:

         NAME           AGE                  POSITION
         ----           ---                  --------
   Robert B. Haas        54  Chairman and Director
   Douglas D. Wheat      51  Director

   Mark W. Oppegard      51  Chief Executive Officer, President and Director
   Barry S. Major        44  Chief Operating Officer
   Alan G. Siemek        40  Chief Financial Officer, Senior Vice President of
                             Finance and Administration, Treasurer, and
                             Assistant Secretary

   William H. Allen      58  Senior Vice President of Wholesale Division

   Thomas A. Hoff        53  Vice President of Retail Development
   Michael J. Kelly      43  Vice President of E-commerce
   Larry R. Rempe        53  Vice President of Information Systems
   Kenneth F. Jirovsky   57  Vice President of Development
   Ardean A. Arndt       59  Vice President of Administration and Secretary



   The business experience, principal occupation and employment as well as the periods of service of each of the directors and executive officers of the Company during the last five years are set forth below.

     ROBERT B. HAAS became Chairman and a Director of the Company and NBC upon the consummation of the Recapitalization. Mr. Haas has also served as a Director of TheCampusHub.com, Inc. since its inception in 2000. Mr. Haas has been actively involved in private investments since 1978. He has served as Chairman of the Board and Chief Executive Officer of Haas Wheat since 1995; he has also been Chairman of the Board and Chief Executive Officer of Haas Wheat Advisory Partners Incorporated since 1992 and Chairman of the Board of Haas & Partners Incorporated since 1989 (each of which is a private investment firm specializing in leveraged acquisitions). Mr. Haas serves as a director of Sybron
International Corporation, AMN Healthcare Services, Inc. and Walls Holding Company, Inc. and is the Chairman of the Board of Playtex Products, Inc. (a consumer products company).

     DOUGLAS D. WHEAT became a Director of the Company and NBC upon the consummation of the Recapitalization. Mr. Wheat has also served as a Director of TheCampusHub.com, Inc. since its inception in 2000. Mr. Wheat has been President of Haas Wheat since 1995 and President of Haas Wheat Advisory Partners Incorporated since 1992; he was Co-Chairman of Grauer & Wheat, Inc. (a private investment firm) from 1989 to 1992 and Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation from 1985 to 1989. Mr. Wheat serves as a director of Smarte Carte Corporation, Walls Holding Company, Inc., AMN Healthcare Services, Inc. and Playtex Products, Inc.

    MARK W. OPPEGARD has served in the college bookstore industry for 31 years (all of which have been with the Company) and became Chief Executive Officer of the Company and President/Chief Executive Officer, Secretary and a Director of NBC upon consummation of the Recapitalization on February 13, 1998. Additionally, Mr. Oppegard has served as President of the Company since 1992 and as a Director of the Company since 1995. Prior to the Recapitalization, Mr. Oppegard served as Vice President, Secretary, Assistant Treasurer and a Director of NBC between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions at the Company, including Vice President of the college bookstore operations. Mr. Oppegard has also served as Chairman and a Director of TheCampusHub.com, Inc. since its inception in 2000. Additionally, he is currently a director of NACSCORP, INC., a distribution company serving the college bookstore industry.

    BARRY S. MAJOR was named Chief Operating Officer of the Company in January, 1999. Additionally, Mr. Major served as President of TheCampusHub.com, Inc. from its inception to November, 2000, at which time he was named Chief Executive Officer of TheCampusHub.com, Inc. Prior to joining the Company, Mr. Major served in various executive management positions at SITEL Corporation (SITEL), a company listed on the New York Stock Exchange that provides outsourced telephone and Internet-based sales and customer service. Joining SITEL in 1995 as the Executive Vice President of Finance, Mr. Major was named Chief Financial Officer in 1996 and assumed the role of President of the North America Region in 1997. Between 1985 and 1995, Mr. Major served in a series of positions, including President in 1995, Executive Vice President, and Senior Vice President/Credit Manager, with American National Corporation, a multi-bank holding company operating three banks throughout Omaha and Southeast Nebraska.

    ALAN G. SIEMEK was named Senior Vice President of Finance and Administration of the Company in April, 2001. Mr. Siemek has also served as Chief Financial Officer, Treasurer and Assistant Secretary of the Company and Vice President and Treasurer of NBC since July, 1999. Additionally, Mr. Siemek has served as Chief Financial Officer, Treasurer, and Secretary of TheCampusHub.com, Inc. since its inception in 2000. Prior to joining the Company, Mr. Siemek served as Corporate Controller at SITEL, starting in 1997. Between 1994 and 1997, Mr. Siemek served in the positions of Director and Manager of SEC Reporting and Risk Management for MFS Communications, a billion dollar telecommunications firm. Prior to joining MFS Communications, Mr. Siemek spent eleven years in public accounting with Coopers & Lybrand LLP in their Omaha and New York offices.

    WILLIAM H. ALLEN has served in the college bookstore industry for 36 years (of which 27 have been with the Company). The Company named Mr. Allen the Senior Vice President of Wholesale Division in April, 2001. Between 1994 and 2001, Mr. Allen served as Vice President of Warehouse Operations for the Company. Between 1974 and 1994, Mr. Allen served in a series of positions, including assistant manager of the wholesale operations. Prior to joining the Company in 1974, Mr. Allen was employed by the Missouri Store Company, a predecessor of MBS.

    THOMAS A. HOFF has served in the college bookstore industry for 14 years (all of which have been with the Company) and was named Vice President of Retail Development for the Company in April, 2001. Between 1992 and 2001, Mr. Hoff served as Vice President of Retail Division for the Company. Mr. Hoff served as an assistant to the Vice President of College Bookstore Operations between 1987 and 1992.

    MICHAEL J. KELLY was named Vice President of E-commerce of the Company in November, 1999. Additionally, Mr. Kelly served as Chief Operating Officer of TheCampusHub.com, Inc. from its inception to November, 2000, at which time he was named President and Chief Operating Officer of TheCampusHub.com, Inc. Prior to joining the Company, Mr. Kelly served in various executive management positions at SITEL. Joining SITEL in 1995 as a Business Unit Vice President of Administration and Finance, Mr. Kelly was named a Business Unit President in 1997, assumed the role of Chief Information Officer for the North America Region in March, 1998, and was named Chief Technology Officer for Global Operations in August, 1998. Between 1981 and 1995, Mr. Kelly served as Director of Information Technology for Father Flanagan's Boys Home, a non-profit organization offering services to troubled children.

    LARRY R. REMPE has served in the college bookstore industry for 15 years (all of which have been with the Company) and has been Vice President of Information Systems for the Company since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc. ("Lincoln"), a holding company that owned NBC until 1995.

    KENNETH F. JIROVSKY has served in the college bookstore industry for 40 years (all of which have been with the Company) and was named Vice President of Development for the Company in April, 2001. Between 1986 and 2001, Mr. Jirovsky served as Vice President of Sales and Marketing for the Company. Prior to 1986 Mr. Jirovsky served in a series of positions, including assistant manager of the wholesale operations.

    ARDEAN A. ARNDT has served in the college bookstore industry for 16 years (all of which have been with the Company) and has served as Vice President of Administration and Secretary for the Company since 1985. Between 1981 and 1985, Mr. Arndt was Vice President of Administration for Lincoln. Between 1966 and 1982, Mr. Arndt served in various positions for Lincoln.


                        ITEM 11. EXECUTIVE COMPENSATION.

    The following tables and paragraphs provide information concerning compensation paid by the Company for the last three fiscal years to its Chief Executive Officer and to the four other most highly compensated executive officers earning in excess of $100,000 in annual salary and bonuses; compensation paid to Directors; and employment contracts in place with executive officers.

    The table presented below summarizes annual and long-term compensation, including stock compensation, to such persons for the last three fiscal years:

                             Summary Compensation Table
                                                              Long-Term
                                                            Compensation
                                      Annual Compensation      Awards
                                     ----------------------  -----------
                                                               Number
                                                            of Securities
                             Fiscal                          Underlying     All Other
Name and Principal Position   Year    Salary       Bonus     Options (1)  Compensation (2)
----------------------------  -----  ----------  ----------  -----------  ---------------

Mark W. Oppegard - Chief
Executive Officer, President,
and Director                  2001   $ 246,731   $ 138,000        3,050          $ 2,276
                              2000     230,769     152,000            -            2,180
                              1999     197,808           -            -            2,985

Barry S. Major - Chief
Operating Officer             2001     219,231     118,000        2,650            2,120
                              2000     204,615     130,000            -            2,080
                              1999      40,769      60,000        9,530                -

Alan G. Siemek - Chief
Financial Officer, Senior
Vice President of Finance
and Administration,
Treasurer, and Assistant
Secretary                     2001     161,923      97,000        1,875            2,120
                              2000     111,481     133,000        6,353            2,027
                              1999           -           -            -                -

Larry R. Rempe - Vice
President of Information
Systems                       2001     152,769      40,000        1,000            2,276
                              2000     122,385      50,000            -            2,276
                              1999     106,846           -            -            3,092

William H Allen - Senior Vice
President of Wholesale
Division                      2001     106,846      50,000        1,200            2,516
                              2000     103,385      60,000            -            2,516
                              1999     100,923           -            -            3,376


(1) The stock options were granted at an exercise price of $52.47/share ("Founder's Price"). The estimated fair market value of NBC's Class A Common Stock underlying the stock options, which includes a discount for the holder's minority interest position and illiquidity of the Class A Common Stock, was less than the exercise price on the date of grant.

(2) Consists of Company matching contributions to the NBC Retirement Plan and life insurance premiums paid by the Company on the executive's behalf.

    Presented below is information in tabular format regarding individual grants of stock options to certain executive officers of the Company for the year ended March 31, 2001:

                  OPTIONS GRANTED DURING THE YEAR ENDED MARCH 31, 2001

                     Individual Grants                            Grant Date Value
--------------------------------------------------------------   -------------------
                                 Number    % of Total
                                   of       Options
                               Securities  Granted to                        Grant
                               Underlying  Employees  Exercise                Date
                                Options    in Fiscal    Price  Expiration   Present
            Name                Granted      2001     Per Share   Date      Value (1)
------------------------------ ---------  ---------   --------  ---------   --------
Mark W. Oppegard - Chief
Executive Officer, President,
and Director                     3,050       18.6%    $ 52.47    07/31/10   $22,479

Barry S. Major - Chief
Operating Officer                2,650       16.2%      52.47    07/31/10    19,531

Alan G. Siemek - Chief
Financial Officer, Senior
Vice President of Finance
and Administration,
Treasurer, and Assistant
Secretary                        1,875       11.4%      52.47    07/31/10    13,819

Larry R. Rempe - Vice
President of Information
Systems                          1,000        6.1%      52.47    07/31/10     7,370

William H Allen - Senior Vice
President of Wholesale
Division                         1,200        7.3%      52.47    07/31/10     8,844


(1) Grant date present value was determined using a Black-Scholes option pricing model, assuming a 6.24% risk-free interest rate, 1.0% expected volatility, and an expected life of approximately 2.5 years.

    The following table provides information concerning each exercise of stock options by certain executive officers of the Company during the year ended March 31, 2001 as well as the value of unexercised options as of March 31, 2001:


        Aggregated Option Exercises During the Year Ended March 31, 2001
                      and Option Value as of March 31, 2001

                                                            Number
                                                         of Securities      Value of
                                                          Underlying      Unexercised
                                                         Unexercised      in-the-Money
                                                          Options at       Options at
                                                         March 31, 2001 March 31, 2001 (1)
                                                         -------------- -----------------
                                     Shares
                                     Acquired    Value    Exercisable/     Exercisable/
            Name                   on Exercise Realized  Unexercisable    Unexercisable
------------------------------      ---------  --------  -------------- -----------------
Mark W. Oppegard - Chief Executive
Officer, President, and
Director,                              -         $    -       763/2,287   $10,400/$31,172

Barry S. Major - Chief Operating
Officer,                               -              -     7,811/4,369   106,464/59,549

Alan G. Siemek - Chief Financial
Officer, Senior Vice President of
Finance and Administration,
Treasurer, and Assistant
Secretary,                             -              -     3,646/4,582    49,695/62,453

Larry R. Rempe - Vice President
of Information Systems                 -              -       250/750       3,407/10,222

William H. Allen - Senior Vice
President of Wholesale Division        -              -       300/900       4,089/12,267


(1) Represents the excess of the March 31, 2001 estimated fair market value of NBC's Class A Common Stock underlying the stock options, which includes a discount for the holder's minority interest position and illiquidity of the Class A Common Stock, over the exercise price of $52.47/share.


COMPENSATION OF DIRECTORS AND ADDITIONAL INFORMATION

   Directors of the Company receive no compensation for services but are reimbursed for out-of-pocket expenses. The Company's Directors also serve as Directors of TheCampusHub.com, Inc., an entity that is partially owned by NBC's majority owner.

EMPLOYMENT AGREEMENTS

   The Company has employment agreements with Mark W. Oppegard and the eight other senior executive officers of the Company. Such agreements (the "Employment Agreements") with the aforementioned senior executive officers (each, an "Executive") provide for an annual base salary as determined by the Board of Directors, for incentive compensation based upon the attainment of financial objectives to be established by the Board of Directors (or a committee thereof) after considering the recommendation of the chief executive officer, and for customary fringe benefits. The amounts of salaries are as follows: Mr. Oppegard, $257,500 per annum; Mr. Major, $230,000 per annum; Mr. Siemek, $170,000 per annum; Mr. Rempe, $156,000 per annum; and Mr. Allen, $109,000 per annum. The Employment Agreements provide that their term will be automatically extended from year to year , unless terminated upon specified notice by either party.

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


    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    As a result of the Recapitalization, all shares of common stock of the Company are owned by NBC. The information in the following table sets forth NBC Acquisition Corp. Class A Common Stock beneficially owned by each person who owns more than 5.0% of such shares; each director; each executive officer named in Item 11; and all directors and executive officers of the Company treated as a group. The shares listed and percentages calculated thereon are based upon NBC Acquisition Corp. Class A Common Stock outstanding as of June 26, 2001 and NBC Acquisition Corp. Class A Common Stock underlying nonqualified stock options that are exercisable within sixty days, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. To the knowledge of NBC, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.

                                                              Amount and
                                                              Nature of
                                                             Beneficial    Percent of
         Title of Class/Name of Beneficial Owner             Ownership (1) Class (3)
-----------------------------------------------------------  ------------  ---------
Class A Common Stock:
  Owning Greater Than 5% of Shares:
    HWH (2)                                                    1,136,568      90.0%

  Ownership of Directors:
    Robert B. Haas (2)                                         1,136,568      90.0%
    Douglas D. Wheat (2)                                               -         -

  Ownership of Executive Officers Named in Item 11:
    Mark W. Oppegard                                              25,491       2.0%
    Barry S. Major                                                18,956       1.5%
    Alan G. Siemek                                                10,151       0.8%
    Larry R. Rempe                                                16,748       1.3%
    William H. Allen                                              10,130       0.8%

  Ownership of Directors and All Executive Officers
   as a Group                                                  1,259,431      98.2%


     (1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of NBC Acquisition Corp. Class A Common Stock. Such shares include shares underlying nonqualified stock options exercisable within sixty days, as follows: Mr. Oppegard - 1,525 shares; Mr. Major
          - 8,473 shares; Mr. Siemek - 4,115 shares; Mr. Rempe - 500 shares; Mr. Allen - 600 shares; and 19,447 shares for all directors and executive officers as a group.

     (2) The sole general partner of HWH is a limited partnership, and the sole general partner of the limited partnership is a corporation controlled by Mr. Haas. Mr. Wheat is a stockholder, director and officer of the corporation. The address of HWH and of Messrs. Haas and Wheat is 300 Crescent Court, Suite 1700, Dallas, Texas 75201.

     (3) The percentages are calculated based upon 1,263,371 shares of NBC Acquisition Corp. Class A Common Stock outstanding as of June 26, 2001 and shares underlying nonqualified stock options exercisable within sixty days as detailed in footnote (1).


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    TRANSACTIONS WITH MANAGEMENT AND OTHERS - Subsequent to year-end, pursuant to the terms of an employment agreement dated April 17, 2001, the Company appointed Mr. Rob Rupe to the position of Senior Vice President of Retail Division. Under the terms of the employment agreement, NBC issued Mr. Rupe 2,621 shares of its Class A Common Stock at a price of $52.47 per share. In connection with this issuance of stock, Mr. Rupe delivered a $123,765 note maturing January, 2009 and bearing interest at 5.25% per year and will remit cash payment on the remainder of $13,752 to NBC.

    CERTAIN BUSINESS RELATIONSHIPS - In fiscal 2001, the Company entered into several agreements related to its WebPRISM and CampusHub E-commerce software capabilities with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. Such agreements included an equity option agreement, a management services agreement, and a technology sale and license agreement. The equity option agreement provides the Company the opportunity to acquire 25% of the initial common shares outstanding of

TheCampusHub.com, Inc. The management services agreement, which is effective for a period of three years, reimburses the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc. and also pays the Company $0.5 million per year for certain shared management and administrative support. The technology sale and license agreement provides for the Company to license its E-commerce software capabilities to TheCampusHub.com, Inc. for $0.5 million per year over a period of three years and provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from the Company during that three year period.

    For the year ended March 31, 2001, revenues attributable to the management services and technology sale and license agreements totaled $0.9 million, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.9 million. Included in the reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. are annual and other compensation costs totaling $0.2 million for the Company's Vice President of E-commerce, who serves as President and Chief Operating Officer of TheCampusHub.com, Inc. Additionally, Messrs. Haas, Wheat, and Oppegard serve as Directors of TheCampusHub.com, Inc. and Messrs. Major and Siemek serve as executive officers of TheCampusHub.com, Inc.

    INDEBTEDNESS OF MANAGEMENT - As of March 31, 2001, NBC reported notes receivable from stockholders and associated interest receivable of approximately $606,000 and $91,000, respectively. Approximately $150,000 of such notes originated during the leveraged buyout of the Company by Olympus Advisory Partners, Inc. in 1995. In conjunction with the buyout, the Company's executive officers were given the opportunity to acquire shares of NBC's Class A Common Stock with a portion of the purchase price of such shares being provided to the officers in the form of interest bearing notes. Such notes are dated August 31, 1995, become due August 31, 2002, and bear interest at the applicable Federal rate for mid-term loans.

    The remaining balance of such notes originated pursuant to the terms of employment agreements with the Company's Chief Operating Officer, Barry S. Major; Chief Financial Officer, Alan G. Siemek; and Vice President of E-commerce, Michael J. Kelly. In January, 1999, NBC issued 4,765 shares of its Class A Common Stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 maturing January 19, 2009 and bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2001 was approximately $252,000. In July, 1999, NBC issued 3,177 shares of its Class A Common Stock to Mr. Siemek at a price of $52.47 per share, in exchange for $16,688 in cash and a promissory note in the principal amount of $150,000 maturing September, 2009 and bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2001 was approximately $162,000. In January, 2000, NBC issued 2,621 shares of its Class A Common Stock to Mr. Kelly at a price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765 maturing January, 2010 and bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2001 was approximately $133,000.

                                     PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, & REPORTS ON FORM 8-K.

    (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

        (1)  Financial Statements of Nebraska Book Company, Inc.

             Index to Financial Statements.
             Independent Auditors' Report.
             Balance Sheets as of March 31, 2001 and 2000.
             Statements of Operations for the Years Ended March 31, 2001, 2000, and 1999.
             Statements of Stockholder's Deficit for the Years Ended March 31, 2001, 2000, and 1999.
             Statements of Cash Flows for the Years Ended March 31, 2001, 2000, and 1999.
             Notes to  Financial Statements.

        (2)  Financial Statement Schedules.

             Independent Auditors' Report on Schedule.
             Schedule II - Valuation and Qualifying Accounts.

        (3)  Management Contract and Compensatory Plan Arrangement Exhibits.

             Exhibits 10.6 through 10.15 are incorporated herein by reference.

    (b) REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the quarter ended March 31, 2001.

    (c) EXHIBITS.

        2.1 Agreement for Purchase and Sale of Stock, dated as of May 26, 1999 between and among Nebraska Book Company, Inc., Dennis Rother, and Larry Rother, filed as Exhibit 2.1 to Nebraska Book Company, Inc. Form 8-K, as amended, dated June 4, 1999, is incorporated herein by reference.

        2.2 Agreement of Sale, dated as of September 30, 1999 between and among Nebraska Book Company, Inc., Michigan College Book Company, Inc., Ned's Berkeley Book Company, Inc., Ned Shure, Fred Shure, and Jack Barenfanger filed as Exhibit 2.1 to Nebraska Book Company, Inc. Form 8-K, as amended, dated November 12, 1999, is incorporated herein by reference.

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

        10.3 Second Amendment and Waiver, dated as of April 27, 2000, to the Credit Agreement, dated as of February 13, 1998, among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank, and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

        10.4 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.5 Purchase Agreement dated February 10, 1998 between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.6 Form of Memorandum of Understanding, dated as of February 13, 1998 between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.7 Memorandum of Understanding, dated as of December 22, 1998 between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

        10.8 Memorandum of Understanding, dated as of July 1, 1999 between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

        10.9    Memorandum  of  Understanding,  dated  as of  November  1,  1999 between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

        10.10 NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August 31, 1995, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

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

        10.13 NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.14 Form of Deferred Compensation Agreement by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.15 NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.16 Agreement for Purchase and Sale of Stock made January 9, 1998 between and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.8.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.17 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.8.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.18 Commercial Lease Agreement made and entered into March 8, 1989, by and between Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as
                Exhibit 10.9 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.19 Lease Agreement entered into as of September 1, 1986, by and between Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.10 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.20 Lease Agreement entered into as of September 1, 1986, by and between John B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as
                Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.21 Lease Agreement entered into as of September 1, 1986 by and between Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.12 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.22 Lease Agreement made and entered into October 12, 1988 by and between Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit 10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.23 Industrial Real Estate Lease dated June 22, 1987 by and between Cyprus Land Company and Nebraska Book Company, Inc., filed as
                Exhibit 10.14 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

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

                             NEBRASKA BOOK COMPANY, INC.


                              /s/ Mark W. Oppegard
                             -------------------------------------------
                             Mark W. Oppegard
                             Chief Executive Officer, President, and Director June 26, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              /s/ Mark W. Oppegard
                             -------------------------------------------
                             Mark W. Oppegard
                             Chief Executive Officer, President, and Director June 26, 2001


                                    *
                             -------------------------------------------
                             Alan G. Siemek
                             Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary
                             June 26, 2001


                                    *
                             -------------------------------------------
                             Robert B. Haas
                             Chairman and Director
                             June 26, 2001


                                    *
                             -------------------------------------------
                             Douglas D. Wheat
                             Director
                             June 26, 2001


                        *By: /s/ Mark W. Oppegard
                             -------------------------------------------
                             Mark W. Oppegard
                             Attorney-In-Fact
                             June 26, 2001


    Supplemental  Information  to Be Furnished  With Reports  Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

    NO ANNUAL REPORT OR PROXY MATERIAL FOR THE FISCAL YEAR ENDED MARCH 31, 2001 HAS BEEN, NOR WILL BE, SENT TO SECURITY HOLDERS.

                          FINANCIAL STATEMENT SCHEDULES



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Nebraska Book Company, Inc.
Lincoln, Nebraska

    We have audited the financial statements of Nebraska Book Company, Inc. (a wholly-owned subsidiary of NBC Acquisition Corp.) as of March 31, 2001 and 2000 and for each of the three years in the period ended March 31, 2001, and have issued our report thereon dated May 23, 2001; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Lincoln, Nebraska
May 23, 2001


NEBRASKA BOOK COMPANY, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
---------------------------------------------------------------------------------------------

                                              Charged to  Charged to
                                 Beginning of Costs and     Other        Net      End of Year
                                 Year Balance  Expenses    Accounts  Charge-Offs    Balance
                                 ------------ ----------- ---------- ------------ -----------
YEAR ENDED MARCH 31, 2001
Allowance for doubtful accounts    $ 175,899   $ 434,070   $    -    $ (202,936)   $ 407,033


YEAR ENDED MARCH 31, 2000
Allowance for doubtful accounts      165,899     140,927        -      (130,927)     175,899


YEAR ENDED MARCH 31, 1999
Allowance for doubtful accounts      164,829     134,661        -      (133,591)     165,899



                                  EXHIBIT INDEX


24.     Powers of Attorney (included on signature page).