Form 10-Q
period 2001-09-30
NEBRASKA BOOK CO
filed 2001-11-01
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

              TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS
                        OF OCTOBER 30, 2001: 100 SHARES

                            TOTAL NUMBER OF PAGES: 17

                             EXHIBIT INDEX: PAGE 17

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

BALANCE SHEETS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                             September 30,       March 31,       September 30,
                                                                 2001              2001              2000
                                                             --------------    --------------    --------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $  38,081,653     $   4,409,505     $  27,895,200
   Receivables                                                  43,681,727        31,368,150        38,893,884
   Inventories                                                  61,859,355        61,834,563        59,754,056
   Recoverable income taxes                                              -           706,408                 -
   Deferred income taxes                                         3,809,166         1,862,166         3,027,793
   Prepaid expenses and other assets                               459,964           403,700           360,537
                                                             --------------    --------------    --------------
         Total current assets                                  147,891,865       100,584,492       129,931,470

PROPERTY AND EQUIPMENT, net of depreciation & amortization      27,189,849        24,474,887        25,362,304

GOODWILL                                                        29,780,449        26,659,797        31,245,065

IDENTIFIABLE INTANGIBLES, net of amortization                      422,357           481,948           106,259

DEBT ISSUE COSTS, net of amortization                            6,352,668         7,036,842         7,721,016

OTHER ASSETS                                                     6,189,520         5,897,647         5,505,830
                                                             --------------    --------------    --------------
                                                             $ 217,826,708     $ 165,135,613     $ 199,871,944
                                                             ==============    ==============    ==============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                          $  40,205,138     $  11,647,964     $  37,956,253
   Accrued employee compensation and benefits                    5,481,748         6,512,773         4,607,651
   Accrued interest                                              1,894,794         1,466,643         1,937,293
   Accrued expenses                                              3,493,461         1,946,675           600,425
   Income tax payable                                            8,074,617                 -         6,799,002
   Deferred revenue                                                730,261           278,982           452,374
   Current maturities of long-term debt                          6,822,101         6,308,450         5,026,108
   Current  maturities of capital lease obligations                110,146            29,463            28,995
                                                             --------------    --------------    --------------
         Total current liabilities                              66,812,266        28,190,950        57,408,101

LONG-TERM DEBT, net of current maturities                      152,789,299       155,413,140       159,611,396

CAPITAL LEASE OBLIGATIONS, net of current maturities             2,108,827            22,254            38,202

OTHER LONG-TERM LIABILITIES                                      2,416,559           238,970           220,052

DUE TO PARENT                                                    8,192,845         7,056,815         5,671,631

COMMITMENTS (Note 5)

STOCKHOLDER'S DEFICIT:
   Common stock, voting, authorized 50,000 shares of
    $1.00 par value; issued and outstanding 100 shares                 100               100               100
   Additional paid-in capital                                   46,427,587        46,435,726        46,454,122
   Accumulated deficit                                         (59,765,966)      (72,222,342)      (69,531,660)
   Accumulated other comprehensive loss                         (1,154,809)                -                 -
                                                             --------------    --------------    --------------
         Total stockholder's deficit                           (14,493,088)      (25,786,516)      (23,077,438)
                                                             --------------    --------------    --------------
                                                             $ 217,826,708     $ 165,135,613     $ 199,871,944
                                                             ==============    ==============    ==============


See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------------------------

                                   Three Months Ended September 30,  Six Months Ended September 30,
                                          2001           2000          2001           2000
                                    ---------------- ------------- -------------- --------------
REVENUES, net of returns              $ 144,211,911  $130,099,278  $ 189,095,798  $ 170,464,512

COSTS OF SALES                           90,715,189    81,483,590    118,304,419    106,079,449
                                      -------------- ------------- -------------- --------------

       Gross profit                      53,496,722    48,615,688     70,791,379     64,385,063

OPERATING EXPENSES:
  Selling, general and administrative    22,313,397    19,454,880     40,007,879     35,637,853
  Depreciation                              721,838       791,675      1,363,108      1,324,727
  Amortization                              122,821     2,670,647        233,796      5,416,437
                                      -------------- ------------- -------------- --------------
                                         23,158,056    22,917,202     41,604,783     42,379,017
                                      -------------- ------------- -------------- --------------

INCOME FROM OPERATIONS                   30,338,666    25,698,486     29,186,596     22,006,046

OTHER EXPENSES (INCOME):
  Interest expense                        4,582,499     4,643,300      8,987,640      9,263,181
  Interest income                           (91,266)     (146,879)      (113,897)      (168,541)
                                      -------------- ------------- -------------- --------------

                                          4,491,233     4,496,421      8,873,743      9,094,640
                                      -------------- ------------- -------------- --------------

INCOME BEFORE INCOME TAXES               25,847,433    21,202,065     20,312,853     12,911,406

INCOME TAX EXPENSE                        9,936,987     8,576,025      7,856,477      5,881,887
                                      -------------- ------------- -------------- --------------

NET INCOME                            $  15,910,446  $ 12,626,040  $  12,456,376  $   7,029,519
                                      ============== ============= ============== ==============


See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF STOCKHOLDER'S DEFICIT
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------

                                                                                   Accumulated
                                                       Additional                     Other
                                             Common     Paid-in     Accumulated   Comprehensive                Comprehensive
                                              Stock     Capital       Deficit         Loss          Total          Income
                                            -------- ------------- ------------- -------------- -------------  -------------
BALANCE,April 1, 2000                         $ 100  $ 45,829,948  $(76,561,179)  $          -  $(30,731,131)  $          -

   Contributed capital                            -       624,174             -              -       624,174              -

   Net income                                     -             -     7,029,519              -     7,029,519      7,029,519
                                            -------- ------------- ------------- -------------- -------------  -------------

BALANCE,September 30, 2000                    $ 100  $ 46,454,122  $(69,531,660)  $          -  $(23,077,438)  $  7,029,519
                                            ======== ============= ============= ============== =============  =============


BALANCE,April 1, 2001                         $ 100  $ 46,435,726  $(72,222,342)  $          -  $(25,786,516)  $          -

   Contributed capital                            -        (8,139)            -              -        (8,139)             -

   Net income                                     -             -    12,456,376              -    12,456,376     12,456,376

   Other comprehensive loss, net of taxes:
     Cumulative effect of adoption of
     SFAS No. 133                                 -             -             -       (602,640)     (602,640)      (602,640)

     Unrealized losses on interest rate
     swap agreements                              -             -             -       (552,169)     (552,169)      (552,169)

                                            -------- ------------- ------------- -------------- -------------  -------------

BALANCE,September 30, 2001                    $ 100  $ 46,427,587  $(59,765,966)  $ (1,154,809) $(14,493,088)  $ 11,301,567
                                            ======== ============= ============= ============== =============  =============


See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                                           Six Months Ended September 30,
                                                                              2001              2000
                                                                          ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $12,456,376      $  7,029,519
   Adjustments to reconcile net income to net cash flows
      from operating activities:
      Depreciation                                                             1,363,108         1,324,727
      Amortization                                                               917,970         6,100,611
      Noncash interest expense from derivative financial instruments             234,016                 -
      (Gain) Loss on disposal of assets                                         (537,457)           13,464
      Deferred income taxes                                                   (1,353,000)       (1,973,000)
      Changes in operating assets and liabilities,
      net of effect of acquisitions/disposals:
         Receivables                                                         (12,335,468)      (14,718,081)
         Inventories                                                           1,329,702         2,262,232
         Recoverable income taxes                                                706,408                 -
         Prepaid expenses and other assets                                       (56,264)           66,765
         Other assets                                                            (27,151)         (256,509)
         Accounts payable                                                     28,557,174        21,810,687
         Accrued employee compensation and benefits                           (1,031,025)       (1,693,460)
         Accrued interest                                                        428,151           588,069
         Accrued expenses                                                      1,546,786          (218,585)
         Income taxes payable                                                  8,074,617         6,245,109
         Deferred revenue                                                        451,279           (99,877)
         Other long-term liabilities                                              18,892            17,821
         Due to parent                                                         1,136,030         1,065,440
                                                                          ---------------   ---------------
            Net cash flows from operating activities                          41,880,144        27,564,932

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                        (1,239,089)         (959,408)
   Bookstore acquisitions, net of cash acquired                               (5,828,513)       (2,113,387)
   Proceeds from sale of bookstores                                            1,191,112                 -
   Proceeds from sale of property and equipment and other                         27,811           122,289
   Software development costs                                                   (201,163)         (214,902)
                                                                          ---------------   ---------------
            Net cash flows from investing activities                          (6,049,842)       (3,165,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                       (2,110,190)       (1,540,410)
   Principal payments on capital lease obligations                               (61,716)          (56,840)
   Capital contribution                                                           13,752           642,039
                                                                          ---------------   ---------------
            Net cash flows from financing activities                          (2,158,154)         (955,211)
                                                                          ---------------   ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     33,672,148        23,444,313

CASH AND CASH EQUIVALENTS, Beginning of period                                 4,409,505         4,450,887
                                                                          ---------------   ---------------
CASH AND CASH EQUIVALENTS, End of period                                     $38,081,653      $ 27,895,200
                                                                          ===============   ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
   Cash paid (refunded) during the period for:
      Interest                                                               $ 7,641,299      $  7,990,938
      Income taxes                                                              (707,578)          544,338

   Noncash investing and financing activities:
      Property acquired through capital lease                                $ 2,228,972      $          -
      Cumulative effect of adoption of SFAS No. 133, net of income taxes        (602,640)                -
      Unrealized losses on interest rate swap agreements, net of income taxes   (552,169)                -
      Deferred tax asset resulting from accumulated other comprehensive loss    (769,872)                -


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

2.  INVENTORIES - Inventories are summarized as follows:

                                        September 30,   March 31,  September 30,
                                           2001           2001         2000
      --------------------------------------------------------------------------
      Wholesale operations               $16,902,591   $26,150,304  $17,572,525
      College bookstore operations        40,625,538    31,348,415   37,888,638
      Complementary services               4,331,226     4,335,844    4,292,893
      --------------------------------------------------------------------------
                                         $61,859,355   $61,834,563  $59,754,056
      ==========================================================================

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

4. GOODWILL - On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement addresses how goodwill and other intangible assets should be accounted for in the financial statements upon acquisition and subsequent thereto. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested at least annually for impairment. The test for impairment of goodwill is a two-step process that identifies potential impairment and then measures the amount of such impairment to be recorded in the financial statements. The test for impairment of intangible assets with indefinite useful lives consists of comparing the fair value of the intangible asset with its carrying amount, recognizing any excess carrying value as an impairment loss. Intangible assets with finite useful lives continue to be amortized over such useful lives. The Company has elected early adoption of the provisions of this statement beginning April 1, 2001. In connection with SFAS No. 142, the Company was required to perform a transitional impairment test of goodwill and intangible assets with indefinite useful lives within six months of the date of adoption. There were no impairment losses recognized during the six months ended September 30, 2001.

    During the six months ended September 30, 2001, the Company acquired eight college bookstore locations in two separate transactions, neither of which was material to the Company's financial statements. In May of 2001, the Company acquired certain assets of a privately owned bookstore serving Western Washington University. In June of 2001, the Company acquired certain assets of bookstores serving the University of Florida, the University of Oklahoma, North Carolina State University, the University of Central Florida, Radford University, and Chadron State College. The total purchase price, net of cash acquired, of such acquisitions was approximately $5.8 million, of which $50,000 was assigned to a covenant not to compete with a two-year amortization period and approximately $3.3 million was assigned to goodwill.

    Also during the six months ended September 30, 2001, the Company sold inventory and certain property, plant and equipment located at two of its college bookstore locations serving the University of Texas for approximately $1.2 million, recognizing a gain on disposal of approximately $0.5 million. Included in the calculation of such gain was $0.2 million of goodwill associated with these two bookstores.

    The following table presents certain financial information assuming that amortization expense associated with goodwill was excluded for all periods presented:

                                               Quarter Ended September 30,  Six Months Ended September 30,
                                                   2001            2000            2001           2000
                                              -------------- -------------- -------------- --------------
Net Income:
 Net income, as reported                       $ 15,910,446   $ 12,626,040   $ 12,456,376   $  7,029,519
 Add: Goodwill amortization                               -      2,656,014              -      5,334,599
 Deduct: Tax benefit of goodwill amortization             -       (622,471)             -     (1,236,208)
                                              -------------- -------------- -------------- --------------
 Net income, as adjusted                       $ 15,910,446   $ 14,659,583   $ 12,456,376   $ 11,127,910
                                              ============== ============== ============== ==============

    The following table presents the total carrying amount of goodwill, by reportable segment, as of September 30, 2001, March 31, 2001, and September 30, 2000, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from NBC Acquisition Corp.'s ("NBC") acquisition of the Company on September 1, 1995. As is the case with a significant portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                  September 30,    March 31,    September 30,
                                      2001           2001           2000
                                  -------------- -------------- --------------

   College bookstore operations    $ 13,009,875   $  9,889,223   $ 13,197,441
   Complementary services                     -              -        378,628
                                  -------------- -------------- --------------
    Total for reportable segments    13,009,875      9,889,223     13,576,069
   Corporate administration          16,770,574     16,770,574     17,668,996
                                  -------------- -------------- --------------
    Total goodwill                 $ 29,780,449   $ 26,659,797   $ 31,245,065
                                  ============== ============== ==============

    Identifiable intangible assets and the associated amortization expense were not material for the periods presented.

5. LONG-TERM DEBT - The Company's indebtedness includes a bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, which was unused at September 30, 2001 and 2000, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The borrowing base at September 30, 2001 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. The interest rate on the Revolving Credit Facility at September 30, 2001 was 7.25%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement") to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility.

    Additional indebtedness includes $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes"). In conjunction with two bookstores acquired in June of 2001, the Company entered into two bookstore facility leases that qualified as capital leases. The present value of future minimum lease payments under such leases approximated $2.2 million at September 30, 2001 and the present value of future minimum lease payments for the next five fiscal years are $0.1 million in fiscal years 2002 through 2005 and $0.2 million in fiscal 2006.

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

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $161.8 million in long-term debt and capital lease obligations outstanding at September 30, 2001, $49.1 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to effectively convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of September 30, 2001 was $24.5 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and Tranche B Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

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

    The initial adoption of SFAS No. 133 on April 1, 2001 resulted in a $1.0 million increase in other long-term liabilities, $0.4 million increase in noncurrent deferred income tax assets, and $0.6 million increase in accumulated other comprehensive loss to recognize the fair value of the interest rate swap agreements, net of income taxes, as the cumulative effect of a change in accounting principle. During the six months ended September 30, 2001, the fair value of the interest rate swap agreements declined by approximately $1.2 million, resulting in approximately $0.6 million of unrealized losses (net of income taxes of approximately $0.4 million) that were recorded in accumulated other comprehensive loss. The net gain (loss) on the ineffective portion of these interest rate swap agreements as of and for the three-month and six-month periods ended September 30, 2001 was $(0.2) million.

7. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 108 college bookstores as of September 30, 2001 located on or adjacent to college campuses. The complementary services segment includes book-related services such as a centralized buying service, distance education materials, and computer hardware and software.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, intangibles, and other assets), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters and six months ended September 30, 2001 and 2000, respectively:

                                                              College
                                              Wholesale      bookstore    Complementary
                                             operations     operations      services         Total
                                            -------------- -------------- -------------- --------------
Quarter ended September 30, 2001:
 External customer revenues                  $ 43,226,489   $ 92,032,991    $ 8,952,431  $ 144,211,911
 Intersegment revenues                          8,529,174        181,607        740,403      9,451,184
 Depreciation and amortization expense             48,615        512,384        128,434        689,433
 Income before interest and taxes              17,298,306     13,771,608        179,821     31,249,735

Quarter ended September 30, 2000:
 External customer revenues                  $ 40,401,653   $ 83,148,092    $ 6,549,533  $ 130,099,278
 Intersegment revenues                          7,265,203        191,182        348,126      7,804,511
 Depreciation and amortization expense             73,719      2,419,558        368,655      2,861,932
 Income (loss) before interest and taxes       16,644,271     10,280,874       (265,828)    26,659,317

Six months ended September 30, 2001:
 External customer revenues                  $ 61,896,886   $110,193,066    $17,005,846  $ 189,095,798
 Intersegment revenues                         13,415,306        289,441      1,091,570     14,796,317
 Depreciation and amortization expense             98,141        944,661        245,428      1,288,230
 Income before interest and taxes              21,950,771     10,967,154        479,646     33,397,571

Six months ended September 30, 2000:
 External customer revenues                  $ 58,226,108   $100,358,184    $11,880,220  $ 170,464,512
 Intersegment revenues                         12,163,055        239,606        799,018     13,201,679
 Depreciation and amortization expense            148,182      4,814,806        819,621      5,782,609
 Income (loss) before interest and taxes       21,372,665      5,643,223       (631,995)    26,383,893

    The following table reconciles segment information presented above with information as presented in the financial statements for the quarters and six months ended September 30, 2001 and 2000, respectively:

                                              Quarter Ended September 30,  Six Months Ended September 30,
                                                  2001           2000            2001           2000
                                            -------------- --------------- --------------- --------------
Revenues:
 Total for reportable segments               $153,663,095   $ 137,903,789   $ 203,892,115   $183,666,191
 Elimination of intersegment revenues          (9,451,184)     (7,804,511)    (14,796,317)   (13,201,679)
                                            -------------- --------------- --------------- --------------
  Financial statement total                  $144,211,911   $ 130,099,278   $ 189,095,798   $170,464,512
                                            ============== =============== =============== ==============

Depreciation and Amortization Expense:
 Total for reportable segments               $    689,433   $   2,861,932   $   1,288,230   $  5,782,609
 Corporate administration                         155,226         600,390         308,674        958,555
                                            -------------- --------------- --------------- --------------
  Financial statement total                  $    844,659   $   3,462,322   $   1,596,904   $  6,741,164
                                            ============== =============== =============== ==============

Income Before Income Taxes:
 Total for reportable segments               $ 31,249,735   $  26,659,317   $  33,397,571   $ 26,383,893
 Corporate administrative costs                  (911,069)       (960,831)     (4,210,975)    (4,377,847)
                                            -------------- --------------- --------------- --------------
  Income before interest and taxes             30,338,666      25,698,486      29,186,596     22,006,046
 Interest expense, net                         (4,491,233)     (4,496,421)     (8,873,743)    (9,094,640)
                                            -------------- --------------- --------------- --------------
  Income before income taxes                 $ 25,847,433   $  21,202,065   $  20,312,853   $ 12,911,406
                                            ============== =============== =============== ==============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

8.  ACCOUNTING  STANDARDS  NOT  YET  ADOPTED  -  In  June,  2001  the  Financial
    Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on the financial statements.

    In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This standard addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on the financial statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2000.

REVENUES. Revenues for the quarters ended September 30, 2001 and 2000 and the corresponding increase (decrease) in revenues were as follows:

                                                              Increase (Decrease)
                                                            ------------------------
                                   2001           2000         Amount     Percentage
                              -------------- -------------- ------------- ----------
Wholesale operations           $ 51,755,663   $ 47,666,856   $ 4,088,807      8.6 %
College bookstore operations     92,214,598     83,339,274     8,875,324     10.6 %
Complementary services            9,692,834      6,897,659     2,795,175     40.5 %
Intercompany eliminations        (9,451,184)    (7,804,511)   (1,646,673)   (21.1)%
                              -------------- -------------- ------------- ----------
                               $144,211,911   $130,099,278   $14,112,633     10.8 %
                              ============== ============== ============= ==========

The increase in wholesale operations revenues for the quarter ended September 30, 2001 was due primarily to publisher price increases, complemented by a slight increase in unit sales. The increase in college bookstore operations revenues was attributable to both new and existing bookstore locations. New stores, defined by the Company as stores acquired since April 1, 2000, provided $6.3 million of the additional revenue, while same store revenues (excluding the two college bookstore locations sold in May of 2001) increased $3.6 million, or 4.6%. Complementary services revenues increased primarily due to growth in the Company's distance education program. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the quarter ended September 30, 2001 increased $4.9 million, or 10.0%, to $53.5 million from $48.6 million for the quarter ended September 30, 2000. This increase was primarily due to higher revenues, which were partially offset by a slight decrease in gross margin percent. Gross margin percent for the quarters ended September 30, 2001 and 2000 was 37.1% and 37.4%, respectively. The decrease in gross margin percent is attributable to the impact of costs associated with the Company's recently enhanced commission structure and to higher growth rates in college bookstore operations and complementary services, which generate lower gross margins than wholesale operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2001 increased $2.8 million, or 14.7%, to $22.3 million from $19.5 million for the quarter ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenues were 15.5% and 15.0% for the quarters ended September 30, 2001 and 2000, respectively. The increase in expenses is partially the result of the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions. Additionally, the Company has experienced increased expenses in its distance education program as a result of the revenue growth previously discussed.

AMORTIZATION EXPENSE. Amortization expense for the quarter ended September 30, 2001 decreased $2.5 million due to the Company's adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on April 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested for impairment on a periodic basis.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the quarters ended September 30, 2001 and 2000 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                                  Increase
                                                          ------------------------
                                   2001          2000         Amount    Percentage
                             -------------- ------------- ------------- ----------
Wholesale operations          $ 17,298,306  $ 16,644,271   $   654,035      3.9 %
College bookstore operations    13,771,608    10,280,874     3,490,734     34.0 %
Complementary services             179,821      (265,828)      445,649    167.6 %
Corporate administration          (911,069)     (960,831)       49,762      5.2 %
                             -------------- ------------- ------------- ----------
                              $ 30,338,666  $ 25,698,486   $ 4,640,180     18.1 %
                             ============== ============= ============= ==========

The increase in income before interest and taxes in wholesale operations was primarily attributable to increased revenues, offset in part by a lower gross margin percent due to the impact of costs associated with the Company's recently enhanced commission structure. The improvement in income (loss) before interest and taxes in college bookstore operations and complementary services was primarily due to increased revenues and a decrease in amortization expense resulting from the adoption of a new accounting standard previously discussed.

INCOME TAXES. Income tax expense for the quarter ended September 30, 2001 increased $1.3 million, or 15.9%, to $9.9 million from $8.6 million for the quarter ended September 30, 2000. The Company's effective tax rate for the quarter ended September 30, 2001 was 38.4% as compared to 40.4% for the quarter ended September 30, 2000. The effective tax rate decreased as a result of the impact of non-deductible goodwill amortization in the quarter ended September 30, 2000. The Company's effective tax rate for the quarter ended September 30, 2001 differs from the statutory tax rate primarily as a result of state income taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2000.

REVENUES. Revenues for the six months ended September 30, 2001 and 2000 and the corresponding increase (decrease) in revenues were as follows:

                                                              Increase (Decrease)
                                                           -------------------------
                                  2001           2000          Amount     Percentage
                             -------------- -------------- ------------- -----------
Wholesale operations          $ 75,312,192   $ 70,389,163   $ 4,923,029       7.0 %
College bookstore operations   110,482,507    100,597,790     9,884,717       9.8 %
Complementary services          18,097,416     12,679,238     5,418,178      42.7 %
Intercompany eliminations      (14,796,317)   (13,201,679)   (1,594,638)    (12.1)%
                             -------------- -------------- ------------- -----------
                              $189,095,798   $170,464,512   $18,631,286      10.9 %
                             ============== ============== ============= ===========

The increase in wholesale operations revenues for the six months ended September 30, 2001 was due primarily to publisher price increases, complemented by a slight increase in unit sales. The increase in college bookstore operations revenues was attributable to both new and existing bookstore locations. New stores, defined by the Company as stores acquired since April 1, 2000, provided $7.0 million of the additional revenue, while same store revenues (excluding the two college bookstore locations sold in May of 2001) increased $4.3 million, or 4.4%. Complementary services revenues increased primarily due to growth in the Company's distance education and system sales programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the six months ended September 30, 2001 increased $6.4 million, or 10.0%, to $70.8 million from $64.4 million for the six months ended September 30, 2000. This increase was primarily due to higher revenues, which were partially offset by a decrease in gross margin percent. Gross margin percent for the six months ended September 30, 2001 and 2000 was 37.4% and 37.8%, respectively. The decrease in gross margin percent is attributable to the impact of costs associated with the Company's recently enhanced commission structure and to higher growth rates in college bookstore operations and complementary services, which generate lower gross margins than wholesale operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2001 increased $4.4 million, or 12.3%, to $40.0 million from $35.6 million for the six months ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenues were 21.2% and 20.9% for the six months ended September 30, 2001 and 2000, respectively. The increase in expenses is partially the result of the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions. Additionally, the Company has experienced increased expenses in its distance education program as a result of the revenue growth previously discussed.

AMORTIZATION EXPENSE. Amortization expense for the six months ended September 30, 2001 decreased $5.2 million due to the Company's adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on April 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested for impairment on a periodic basis.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the six months ended September 30, 2001 and 2000 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                                    Increase
                                                            ------------------------
                                   2001           2000          Amount    Percentage
                              -------------- -------------- ------------- ----------
Wholesale operations           $ 21,950,771   $ 21,372,665   $   578,106      2.7 %
College bookstore operations     10,967,154      5,643,223     5,323,931     94.3 %
Complementary services              479,646       (631,995)    1,111,641    175.9 %
Corporate administration         (4,210,975)    (4,377,847)      166,872      3.8 %
                              -------------- -------------- ------------- ----------
                               $ 29,186,596   $ 22,006,046   $ 7,180,550     32.6 %
                              ============== ============== ============= ==========

The increase in income before interest and taxes in wholesale operations was primarily attributable to increased revenues, offset in part by a lower gross margin percent due to the impact of costs associated with the Company's recently enhanced commission structure. The improvement in income (loss) before interest and taxes in college bookstore operations and complementary services was primarily due to increased revenues and a decrease in amortization expense resulting from the adoption of a new accounting standard previously discussed.

INCOME TAXES. Income tax expense for the six months ended September 30, 2001 increased $2.0 million, or 33.6%, to $7.9 million from $5.9 million for the six months ended September 30, 2000. The Company's effective tax rate for the six months ended September 30, 2001 was 38.7% as compared to 45.6% for the six months ended September 30, 2000. The effective tax rate decreased as a result of the impact of non-deductible goodwill amortization in the six months ended September 30, 2000. The Company's effective tax rate for the six months ended September 30, 2001 differs from the statutory tax rate primarily as a result of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's Revolving Credit Facility. At September 30, 2001, the Company's total indebtedness was $161.8 million, consisting of $49.1 million in term loans, $110.0 million of Senior Subordinated Notes, and $2.7 million of other indebtedness, including capital lease obligations.

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

The Company's capital expenditures were $1.2 million and $1.0 million for the six months ended September 30, 2001 and 2000, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

Bookstore acquisition expenditures were $5.8 million and $2.1 million for the six months ended September 30, 2001 and 2000, respectively. College bookstores acquired in the six months ended September 30, 2001, which included bookstores serving Western Washington University, the University of Florida, the University of Oklahoma, North Carolina State University, the University of Central Florida, Radford University, and Chadron State College, were estimated to have approximately $14.0 million in annual revenues and were funded through internally generated cash flows.

During the six months ended September 30, 2001, the Company sold certain assets of two of its college bookstore locations serving the University of Texas in Austin, Texas for approximately $1.2 million, recognizing a gain on disposal of approximately $0.5 million. Annual combined revenues for these two locations for the year ended March 31, 2001 were $2.4 million.

The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows from operating activities for the six months ended September 30, 2001 were $41.9 million, an increase of $14.3 million from $27.6 million for the six months ended September 30, 2000. This increase was primarily attributable to the timing of payments for amounts due to vendors, income taxes and commissions under the Company's enhanced commission structure.

Access to the Company's principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The Senior Credit Facility restricts the Company's ability to make loans or advances and pay dividends, except that, among other things, the Company may pay dividends to NBC (i) on or after August 15, 2003 in an amount not to exceed the amount of interest required to be paid on NBC's 10.75% Senior Discount Debentures due 2009 and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by NBC. The indenture governing the Senior Subordinated Notes (the "Indenture") restricts the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to pay dividends or make other Restricted Payments (as defined in the Indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the Indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the Indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. Such restrictions are not expected to affect the Company's ability to meet its cash obligations for the foreseeable future.

As of September 30, 2001, the Company could borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at September 30, 2001. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

In June, 2001 the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on the financial statements. In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This standard addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on the financial statements.

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

The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $161.8 million in long-term debt and capital lease obligations outstanding at September 30, 2001, $49.1 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to effectively convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of September 30, 2001 was $24.5 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and Tranche B Loans.

Certain quantitative market risk disclosures have changed since March 31, 2001 as a result of market fluctuations, movement in interest rates, principal payments, and new capital lease obligations. The following table presents summarized market risk information as of September 30, 2001 and March 31, 2001, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                            September 30,    March 31,
                                                                2001           2001
                                                            -------------  -------------
Fair Values:
  Fixed rate debt                                           $ 96,407,111   $ 95,285,793
  Variable rate debt (excluding Revolving Credit Facility)    49,087,500     51,187,500
  Interest rate swaps                                         (2,158,697)    (1,004,400)

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                   8.82%          8.76%
  Variable rate debt (excluding Revolving Credit Facility)          6.54%          7.65%
  Interest rate swaps receive rate                                  3.40%          4.77%

                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        None

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 30, 2001.


                                              NEBRASKA BOOK COMPANY, INC.




                                              /s/ Mark W. Oppegard
                                              ------------------------------
                                              Mark W. Oppegard
                                              Chief Executive Officer, President
                                              and Director



                                              /s/ Alan G. Siemek
                                              ------------------------------
                                              Alan G. Siemek
                                              Chief Financial Officer, Senior
                                              Vice President of Finance and
                                              Administration, Treasurer and
                                              Assistant Secretary