Form 10-Q
period 2001-12-31
NEBRASKA BOOK CO
filed 2002-01-29
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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


        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.YES [X] NO [ ]

               TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                       AS OF JANUARY 29, 2002: 100 SHARES

                            TOTAL NUMBER OF PAGES: 17

                             EXHIBIT INDEX: PAGE 17

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.


BALANCE SHEETS
(UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                December 31,     March 31,   December 31,
                                                                    2001           2001          2000
                                                               -------------  -------------  -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  6,979,298   $  4,409,505   $  7,886,575
   Receivables                                                   55,993,045     31,368,150     49,320,603
   Inventories                                                   80,077,364     61,834,563     77,918,950
   Recoverable income taxes                                               -        706,408        620,338
   Deferred income taxes                                          3,081,166      1,862,166      2,078,793
   Prepaid expenses and other assets                                430,041        403,700        250,674
                                                               -------------  -------------  -------------
         Total current assets                                   146,560,914    100,584,492    138,075,933

PROPERTY AND EQUIPMENT, net of depreciation & amortization       26,920,548     24,474,887     24,958,567

GOODWILL                                                         29,780,449     26,659,797     28,860,021

IDENTIFIABLE INTANGIBLES, net of amortization                       366,524        481,948        531,532

DEBT ISSUE COSTS, net of amortization                             6,010,581      7,036,842      7,378,929

OTHER ASSETS                                                      6,462,791      5,897,647      5,450,647
                                                               -------------  -------------  -------------
                                                               $216,101,807   $165,135,613   $205,255,629
                                                               =============  =============  =============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                            $ 18,824,739   $ 11,647,964   $ 18,793,073
   Accrued employee compensation and benefits                     5,612,985      6,512,773      4,758,896
   Accrued interest                                               3,998,597      1,466,643      4,006,241
   Accrued expenses                                               3,020,321      1,946,675        599,065
   Income tax payable                                             1,103,191              -              -
   Deferred revenue                                                 527,078        278,982        287,238
   Current maturities of long-term debt                           6,822,701      6,308,450      5,795,397
   Current  maturities of capital lease obligations                 110,750         29,463         29,501
   Revolving credit facility                                     29,300,000              -     36,100,000
                                                               -------------  -------------  -------------
         Total current liabilities                               69,320,362     28,190,950     70,369,411

LONG-TERM DEBT, net of current maturities                       150,295,894    155,413,140    157,118,590

CAPITAL LEASE OBLIGATIONS, net of current maturities              2,074,784         22,254         29,401

OTHER LONG-TERM LIABILITIES                                       2,398,496        238,970        229,725

DUE TO PARENT                                                     8,967,770      7,056,815      6,425,987

COMMITMENTS (Note 5)

STOCKHOLDER'S DEFICIT:
   Common stock, voting, authorized 50,000 shares of
     $1.00 par value; issued and outstanding 100 shares                 100            100            100
   Additional paid-in capital                                    46,416,209     46,435,726     46,444,925
   Accumulated deficit                                          (62,238,193)   (72,222,342)   (75,362,510)
   Accumulated other comprehensive loss                          (1,133,615)             -              -
                                                               -------------  -------------  -------------
         Total stockholder's deficit                            (16,955,499)   (25,786,516)   (28,917,485)
                                                               -------------  -------------  -------------
                                                               $216,101,807   $165,135,613   $205,255,629
                                                               =============  =============  =============

See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------------------------------------

                                                              Three Months              Nine Months
                                                           Ended December 31,         Ended December 31,
                                                           2001         2000         2001           2000
                                                       ------------ ------------ -------------  -------------

REVENUES, net of returns                               $51,435,477  $42,513,260  $240,531,275   $212,977,772

COSTS OF SALES                                          30,840,142   25,502,100   149,144,561    131,581,549
                                                       ------------ ------------ -------------  -------------
       Gross profit                                     20,595,335   17,011,160    91,386,714     81,396,223

OPERATING EXPENSES:
  Selling, general and administrative                   19,670,284   18,281,403    59,678,163     53,919,256
  Depreciation                                             781,942      836,471     2,145,050      2,161,198
  Amortization                                             132,602    2,623,729       366,398      8,040,166
                                                       ------------ ------------ -------------  -------------
                                                        20,584,828   21,741,603    62,189,611     64,120,620
                                                       ------------ ------------ -------------  -------------

INCOME (LOSS) FROM OPERATIONS                               10,507   (4,730,443)   29,197,103     17,275,603

OTHER EXPENSES (INCOME):
  Interest expense                                       4,096,199    4,201,283    13,083,839     13,464,464
  Interest income                                         (136,987)    (214,938)     (250,884)      (383,479)
                                                       ------------ ------------ -------------  -------------
                                                         3,959,212    3,986,345    12,832,955     13,080,985
                                                       ------------ ------------ -------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES                       (3,948,705)  (8,716,788)   16,364,148      4,194,618

INCOME TAX EXPENSE (BENEFIT)                            (1,476,478)  (2,885,938)    6,379,999      2,995,949
                                                       ------------ ------------ -------------  -------------
NET INCOME (LOSS)                                      $(2,472,227) $(5,830,850) $  9,984,149   $  1,198,669
                                                       ============ ============ =============  =============


See notes to financial statements.

 NEBRASKA BOOK COMPANY, INC.

 STATEMENTS OF STOCKHOLDER'S DEFICIT
 (UNAUDITED)
 ------------------------------------------------------------------------------------------------------------------

                                                                            Accumulated
                                               Additional                      Other
                                       Common   Paid-in     Accumulated    Comprehensive              Comprehensive
                                       Stock    Capital       Deficit          Loss         Total        Income
                                       ------ ------------ -------------   ------------ -------------  ------------

 BALANCE,April 1, 2000                 $ 100  $45,829,948  $(76,561,179)   $         -  $(30,731,131)  $         -

    Contributed capital                    -      614,977             -              -       614,977             -

    Net income                             -            -     1,198,669              -     1,198,669     1,198,669
                                       ------ ------------ -------------   ------------ -------------  ------------
 BALANCE,December 31, 2000             $ 100  $46,444,925  $(75,362,510)   $         -  $(28,917,485)  $ 1,198,669
                                       ====== ============ =============   ============ =============  ============


 BALANCE,April 1, 2001                 $ 100  $46,435,726  $(72,222,342)   $         -  $(25,786,516)  $         -

    Contributed capital                    -      (19,517)            -              -       (19,517)            -

    Net income                             -            -     9,984,149              -     9,984,149     9,984,149

    Other comprehensive loss,
    net of taxes:
       Cumulative effect of adoption
       of SFAS No. 133                     -            -             -       (602,640)     (602,640)     (602,640)
       Unrealized losses on interest
       rate swap-agreements                -            -             -       (530,975)     (530,975)     (530,975)
                                       ------ ------------ -------------   ------------ -------------  ------------
 BALANCE, December 31, 2001            $ 100  $46,416,209  $(62,238,193)   $(1,133,615) $(16,955,499)  $ 8,850,534
                                       ====== ============ =============   ============ =============  ============


 See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)
----------------------------------------------------------------------------------------------
                                                                           Nine Months
                                                                         Ended December 31,
                                                                        2001         2000
                                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  9,984,149  $  1,198,669
   Adjustments to reconcile net income to net cash flows
      from operating activities:
      Depreciation                                                    2,145,050     2,161,198
      Amortization                                                    1,392,659     9,066,427
      Noncash interest expense from derivative
      financial instruments                                             242,178             -
      (Gain) Loss on disposal of assets                                (523,452)       13,809
      Deferred income taxes                                            (322,000)   (1,296,000)
      Changes in operating assets and liabilities,
      net of effect of acquisitions/disposals:
         Receivables                                                (24,658,164)  (25,138,982)
         Inventories                                                (16,888,307)  (15,882,409)
         Recoverable income taxes                                       706,408      (620,338)
         Prepaid expenses and other assets                              (26,341)      176,628
         Other assets                                                  (583,572)      (42,020)
         Accounts payable                                             7,176,775     2,647,507
         Accrued employee compensation and benefits                    (899,788)   (1,542,215)
         Accrued interest                                             2,531,954     2,657,017
         Accrued expenses                                             1,073,646      (219,649)
         Income taxes payable                                         1,103,191      (553,893)
         Deferred revenue                                               248,096      (265,013)
         Other long-term liabilities                                     27,989        27,494
         Due to parent                                                1,910,955     1,819,796
                                                                   ------------- -------------
            Net cash flows from operating activities                (15,358,574)  (25,791,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (1,764,328)   (1,397,158)
   Bookstore acquisitions, net of cash acquired                      (5,828,513)   (2,706,556)
   Proceeds from sale of bookstores                                   1,176,709             -
   Proceeds from sale of property and equipment and other                40,807       133,301
   Software development costs                                          (311,910)     (214,902)
                                                                   ------------- -------------
            Net cash flows from investing activities                 (6,687,235)   (4,185,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                              (4,602,995)   (3,263,927)
   Principal payments on capital lease obligations                      (95,155)      (65,135)
   Net increase in revolving credit facility                         29,300,000    36,100,000
   Capital contribution                                                  13,752       642,039
                                                                   ------------- -------------
            Net cash flows from financing activities                 24,615,602    33,412,977
                                                                   ------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             2,569,793     3,435,688

CASH AND CASH EQUIVALENTS, Beginning of period                        4,409,505     4,450,887
                                                                   ------------- -------------
CASH AND CASH EQUIVALENTS, End of period                           $  6,979,298  $  7,886,575
                                                                   ============= =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest                                                     $  9,283,446  $  9,781,186
      Income taxes                                                    2,981,445     3,646,384

   Noncash investing and financing activities:
      Property acquired through capital lease                      $  2,228,972  $          -
      Cumulative effect of adoption of SFAS No. 133,
      net of income taxes                                              (602,640)            -

      Unrealized losses on interest rate swap
      agreements, net of income taxes                                  (530,975)            -

      Deferred tax asset resulting from accumulated
      other comprehensive loss                                         (755,744)            -


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

2.  INVENTORIES - Inventories are summarized as follows:

                                        December 31,    March 31,   December 31,
                                           2001           2001         2000
         ----------------------------------------------------------------------
         Wholesale operations           $18,954,819   $26,150,304  $18,382,997
         College bookstore operations    56,077,542    31,348,415   55,700,471
         Complementary services           5,045,003     4,335,844    3,835,482
         ----------------------------------------------------------------------
                                        $80,077,364   $61,834,563  $77,918,950
         ======================================================================


3. BUSINESS COMBINATIONS - On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS. This statement, which addresses financial accounting and reporting for business combinations, mandates the use of the "purchase method" of accounting for all business combinations. The purchase method involves allocating the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at date of acquisition. Any excess of the purchase price over the net of amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. The statement also provides specific criteria for separately identifying goodwill and other intangible assets and expands the disclosure requirements for material business combinations. SFAS No. 141 does not fundamentally change the guidance for determining the cost of an acquired entity and allocating that cost to the fair value of the assets acquired and liabilities assumed. This statement is effective for all business combinations initiated after June 30, 2001. This does not represent a significant change for the Company, as it has historically accounted for business combinations under the purchase method.

4. GOODWILL - On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement addresses how goodwill and other intangible assets should be accounted for in the financial statements upon acquisition and subsequent thereto. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested at least annually for impairment. The test for impairment of goodwill is a two-step process that identifies potential impairment and then measures the amount of such impairment to be recorded in the financial statements. The test for impairment of intangible assets with indefinite useful lives consists of comparing the fair value of the intangible asset with its carrying amount, recognizing any excess carrying value as an impairment loss. Intangible assets with finite useful lives continue to be amortized over such useful lives. The Company has elected early adoption of the provisions of this statement beginning April 1, 2001. In connection with SFAS No. 142, the Company was required to perform a transitional impairment test of goodwill and intangible assets with indefinite useful lives within six months of the date of adoption. There were no impairment losses recognized during the nine months ended December 31, 2001.

    During the nine months ended December 31, 2001, the Company acquired eight college bookstore locations in two separate transactions, neither of which was material to the Company's financial statements. In May of 2001, the Company acquired certain assets of a privately owned bookstore serving Western Washington University. In June of 2001, the Company acquired certain assets of bookstores serving the University of Florida, the University of Oklahoma, North Carolina State University, the University of Central

    Florida, Radford University, and Chadron State College. The total purchase price, net of cash acquired, of such acquisitions was approximately $5.8 million, of which $50,000 was assigned to a covenant not to compete with a two-year amortization period and approximately $3.3 million was assigned to tax-deductible goodwill.

    Also during the nine months ended December 31, 2001, the Company sold inventory and certain property, plant and equipment located at two of its college bookstore locations serving the University of Texas for approximately $1.2 million, recognizing a gain on disposal of approximately $0.5 million. Included in the calculation of such gain was $0.2 million of goodwill associated with these two bookstores.

    The following table presents certain financial information assuming that amortization expense associated with goodwill was excluded for all periods presented:

                                                      Quarter Ended             Nine Months Ended
                                                       December 31,                December 31,
                                                     2001         2000          2001         2000
                                                ------------- ------------- ------------ ------------
Net Income (Loss):
  Net income (loss), as reported                 $(2,472,227)  $(5,830,850)  $9,984,149   $1,198,669
  Add: Goodwill amortization                               -     2,536,308            -    7,870,907
  Deduct: Tax benefit of goodwill amortization             -      (574,589)           -   (1,810,797)
                                                ------------- ------------- ------------ ------------
  Net income (loss), as adjusted                 $(2,472,227)  $(3,869,131)  $9,984,149   $7,258,779
                                                ============= ============= ============ ============

    The following table presents the total carrying amount of goodwill, by reportable segment, as of December 31, 2001, March 31, 2001, and December 31, 2000, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from NBC Acquisition Corp.'s ("NBC") acquisition of the Company on September 1, 1995. As is the case with a significant portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                       December 31,   March 31,    December 31,
                                          2001          2001          2000
                                      ------------- ------------- -------------

    College bookstore operations       $13,009,875   $ 9,889,223   $11,545,579
    Complementary services                       -             -        94,657
                                      ------------- ------------- -------------
      Total for reportable segments     13,009,875     9,889,223    11,640,236
    Corporate administration            16,770,574    16,770,574    17,219,785
                                      ------------- ------------- -------------
      Total goodwill                   $29,780,449   $26,659,797   $28,860,021
                                      ============= ============= =============

    Identifiable intangible assets and the associated amortization expense were not material for the periods presented.

5. LONG-TERM DEBT - The Company's indebtedness includes a bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, outstanding indebtedness under which totaled $29.3 million and $36.1 million at December 31, 2001 and 2000, respectively, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The borrowing base at December 31, 2001 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. The interest rate on the Revolving Credit Facility at December 31, 2001 was 6.00%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as amended, to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility.

    Additional indebtedness includes $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes") and capital leases. In conjunction with two bookstores acquired in June of 2001, the Company entered into two bookstore facility leases that qualified as capital leases. The present value of future minimum lease payments under such leases approximated $2.2 million at December 31, 2001 and the present value of future minimum lease payments for the next five fiscal years are $0.1 million in fiscal years 2002 through 2005 and $0.2 million in fiscal 2006.

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

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $188.6 million in total indebtedness outstanding at December 31, 2001, $46.6 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to effectively convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of December 31, 2001 was $23.3 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and Tranche B Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

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

    The initial adoption of SFAS No. 133 on April 1, 2001 resulted in a $1.0 million increase in other long-term liabilities, $0.4 million increase in noncurrent deferred income tax assets, and $0.6 million increase in accumulated other comprehensive loss to recognize the fair value of the interest rate swap agreements, net of income taxes, as the cumulative effect of a change in accounting principle. During the nine months ended December 31, 2001, the fair value of the interest rate swap agreements declined by approximately $1.1 million, resulting in approximately $0.5 million of unrealized losses (net of income taxes of approximately $0.4 million) that were recorded in accumulated other comprehensive loss. The net loss on the ineffective portion of these interest rate swap agreements for the nine-month period ended December 31, 2001 was $0.2 million. There was no significant net gain (loss) on the ineffective portion of these interest rate swap agreements for the three months ended December 31, 2001.

7. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 107 college bookstores as of December 31, 2001 located on or adjacent to college campuses. The complementary services segment includes book-related services such as a centralized buying service, distance education materials, and computer hardware and software.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, intangibles, and other assets), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters and nine months ended December 31, 2001 and 2000, respectively:

                                                            College
                                             Wholesale     bookstore    Complementary
                                            operations    operations       services        Total
                                          -------------- -------------  -------------- -------------
Quarter ended December 31, 2001:
 External customer revenues                $ 24,644,062  $ 18,181,418    $ 8,609,997   $ 51,435,477
 Intersegment revenues                        4,775,702       179,404        330,351      5,285,457
 Depreciation and amortization expense           56,687       561,966        139,982        758,635
 Income (loss) before interest and taxes      6,073,589    (2,179,470)         9,464      3,903,583

Quarter ended December 31, 2000:
 External customer revenues                $ 21,190,487  $ 15,689,713    $ 5,633,060   $ 42,513,260
 Intersegment revenues                        4,312,763       108,881        317,487      4,739,131
 Depreciation and amortization expense           78,648     2,337,575        423,380      2,839,603
 Income (loss) before interest and taxes      3,629,432    (3,248,720)    (1,185,669)      (804,957)

Nine months ended December 31, 2001:
 External customer revenues                $ 86,540,948  $128,374,484    $25,615,843   $240,531,275
 Intersegment revenues                       18,191,008       468,845      1,421,921     20,081,774
 Depreciation and amortization expense          154,828     1,506,627        385,410      2,046,865
 Income before interest and taxes            28,024,360     8,787,684        489,110     37,301,154
Nine months ended December 31, 2000:
 External customer revenues                $ 79,416,595  $116,047,897    $17,513,280   $212,977,772
 Intersegment revenues                       16,475,818       348,487      1,116,505     17,940,810
 Depreciation and amortization expense          226,830     7,152,381      1,243,001      8,622,212
 Income (loss) before interest and taxes     25,002,097     2,394,503     (1,817,664)    25,578,936


    The following table reconciles segment information presented above with information as presented in the financial statements for the quarters and nine months ended December 31, 2001 and 2000, respectively:

                                          Quarter Ended December 31,   Nine Months Ended December 31,
                                               2001          2000           2001           2000
                                          ------------- -------------- -------------- --------------
Revenues:
  Total for reportable segments           $ 56,720,934   $ 47,252,391  $ 260,613,049  $ 230,918,582
  Elimination of intersegment revenues      (5,285,457)    (4,739,131)   (20,081,774)   (17,940,810)
                                          ------------- -------------- -------------- --------------
    Financial statement total             $ 51,435,477   $ 42,513,260  $ 240,531,275  $ 212,977,772
                                          ============= ============== ============== ==============

Depreciation and Amortization Expense:
  Total for reportable segments           $    758,635   $  2,839,603  $   2,046,865  $   8,622,212
  Corporate administration                     155,909        620,597        464,583      1,579,152
                                          ------------- -------------- -------------- --------------
    Financial statement total             $    914,544   $  3,460,200  $   2,511,448  $  10,201,364
                                          ============= ============== ============== ==============

Income (Loss) Before Income Taxes:
  Total for reportable segments           $  3,903,583   $   (804,957) $  37,301,154  $  25,578,936
  Corporate administrative costs            (3,893,076)    (3,925,486)    (8,104,051)    (8,303,333)
                                          ------------- -------------- -------------- --------------
    Income (loss) before interest
    and taxes                                   10,507     (4,730,443)    29,197,103     17,275,603
  Interest expense, net                     (3,959,212)    (3,986,345)   (12,832,955)   (13,080,985)
                                          ------------- -------------- -------------- --------------
    Income (loss) before income taxes     $ (3,948,705)  $ (8,716,788) $  16,364,148  $   4,194,618
                                          ============= ============== ============== ==============

    The Company's revenues are attributed to countries based on the location  of
    the customer.  Substantially  all revenues  generated are   attributable  to
    customers located within the United States.

8. COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the quarter and nine months ended December 31, 2001, other comprehensive income (loss) consisted of the cumulative effect of adoption of SFAS No. 133 and unrealized gains (losses) on interest rate swap agreements, net of taxes.

    Comprehensive income (loss) for the quarters and nine months ended December 31, 2001 and 2000 is presented in the table below.


                                        Quarter Ended December 31,  Nine Months Ended December 31,
                                             2001         2000           2001           2000
                                        ------------- ------------  -------------  --------------
Comprehensive Income (Loss):
  Net income (loss)                      $(2,472,227) $(5,830,850)   $ 9,984,149    $ 1,198,669
  Other comprehensive income (loss),
  net of taxes:
    Cumulative effect of adoption of
    SFAS No. 133                                   -            -       (602,640)             -
    Unrealized gains (losses) on
    interest rate swap agreements             21,194            -       (530,975)             -
                                        ------------- ------------  -------------  --------------
                                         $(2,451,033) $(5,830,850)   $ 8,850,534    $ 1,198,669
                                        ============= ============  =============  ==============

9.  ACCOUNTING  STANDARDS  NOT  YET  ADOPTED  -  In  June,  2001  the  Financial
    Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on the financial statements.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2001 COMPARED WITH QUARTER ENDED DECEMBER 31, 2000.

REVENUES. Revenues for the quarters ended December 31, 2001 and 2000 and the corresponding increase (decrease) in revenues were as follows:


                                                              Increase (Decrease)
                                                           ------------------------
                                  2001           2000         Amount    Percentage
                             -------------- -------------- ------------ -----------
Wholesale operations          $ 29,419,764   $ 25,503,250  $ 3,916,514     15.4 %
College bookstore operations    18,360,822     15,798,594    2,562,228     16.2 %
Complementary services           8,940,348      5,950,547    2,989,801     50.2 %
Intercompany eliminations       (5,285,457)    (4,739,131)    (546,326)   (11.5)%
                             -------------- -------------- ------------ -----------
                              $ 51,435,477   $ 42,513,260  $ 8,922,217     21.0 %
                             ============== ============== ============ ===========

The increase in wholesale operations revenues for the quarter ended December 31, 2001 was due in part to publisher price increases, complemented by an increase in unit sales. The Company believes that this increase in unit sales is partly the result of recent enhancements made to the Company's wholesale programs. The increase in college bookstore operations revenues was attributable to both new and existing bookstore locations. New stores, defined by the Company as stores acquired since April 1, 2000, provided $1.3 million of the additional revenue, while same store revenues (excluding the two college bookstore locations sold in May of 2001) increased $1.6 million, or 10.5%. The increase in same store revenues is primarily attributable to increased revenues from clothing and insignia wear at bookstores serving the Universities of Nebraska and Maryland, which had successful intercollegiate football seasons. Complementary services revenues increased primarily due to growth in the Company's distance education and system sales programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the quarter ended December 31, 2001 increased $3.6 million, or 21.1%, to $20.6 million from $17.0 million for the quarter ended December 31, 2000. This increase was due to higher revenues and a stable gross margin percent. Gross margin percent for both quarters ended December 31, 2001 and 2000 was 40.0%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 2001 increased $1.4 million, or 7.6%, to $19.7 million from $18.3 million for the quarter ended December 31, 2000. Selling, general and administrative expenses as a percentage of revenues were 38.2% and 43.0% for the quarters ended December 31, 2001 and 2000, respectively. The increase in expenses is primarily the result of the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions. Additionally, the Company has experienced increased expenses in its distance education program as a result of the revenue growth previously discussed. The decline in selling, general and administrative expenses as a percentage of revenues was due in part to revenue growth outpacing growth in personnel and certain other expenses.

AMORTIZATION EXPENSE. Amortization expense for the quarter ended December 31, 2001 decreased $2.5 million due to the Company's adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on April 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested for impairment on a periodic basis.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the quarters ended December 31, 2001 and 2000 and the corresponding change in income (loss) before interest and taxes were as follows:

                                                                    Change
                                                          --------------------------
                                  2001           2000         Amount     Percentage
                             ------------- -------------- -------------- -----------
Wholesale operations          $ 6,073,589   $  3,629,432    $ 2,444,157      67.3 %
College bookstore operations   (2,179,470)    (3,248,720)     1,069,250      32.9 %
Complementary services              9,464     (1,185,669)     1,195,133     100.8 %
Corporate administration       (3,893,076)    (3,925,486)        32,410       0.8 %
                             ------------- -------------- -------------- -----------
                              $    10,507   $ (4,730,443)   $ 4,740,950     100.2 %
                             ============= ============== ============== ===========

The improvement in income (loss) before interest and taxes in wholesale operations and complementary services was primarily attributable to increased revenues combined with slower growth in expenses. The improvement in loss before interest and taxes in college bookstore operations was primarily due to a decrease in amortization expense resulting from the adoption of a new accounting standard previously discussed.

INCOME TAXES. Income tax benefit for the quarter ended December 31, 2001 decreased $1.4 million, or 48.8%, to $1.5 million from $2.9 million for the quarter ended December 31, 2000. The Company's effective tax rate for the quarter ended December 31, 2001 was 37.4% as compared to 33.1% for the quarter ended December 31, 2000. The effective tax rate increased as a result of the impact of non-deductible goodwill amortization in the quarter ended December 31, 2000. The Company's effective tax rate for the quarter ended December 31, 2001 differs from the statutory tax rate primarily as a result of state income taxes.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2000.

REVENUES. Revenues for the nine months ended December 31, 2001 and 2000 and the corresponding increase (decrease) in revenues were as follows:

                                                              Increase (Decrease)
                                                           -------------------------
                                  2001           2000          Amount    Percentage
                             -------------- -------------- ------------- -----------
Wholesale operations         $ 104,731,956  $  95,892,413  $  8,839,543       9.2 %
College bookstore operations   128,843,329    116,396,384    12,446,945      10.7 %
Complementary services          27,037,764     18,629,785     8,407,979      45.1 %
Intercompany eliminations      (20,081,774)   (17,940,810)   (2,140,964)    (11.9)%
                             -------------- -------------- ------------- -----------
                             $ 240,531,275  $ 212,977,772  $ 27,553,503      12.9 %
                             ============== ============== ============= ===========

The increase in wholesale operations revenues for the nine months ended December 31, 2001 was due primarily to publisher price increases, complemented by an increase in unit sales. The Company believes that this increase in unit sales is partly the result of recent enhancements made to the Company's wholesale programs. The increase in college bookstore operations revenues was attributable to both new and existing bookstore locations. New stores, defined by the Company as stores acquired since April 1, 2000, provided $8.2 million of the additional revenue, while same store revenues (excluding the two college bookstore locations sold in May of 2001) increased $5.9 million, or 5.3%. Complementary services revenues increased primarily due to growth in the Company's distance education and system sales programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the nine months ended December 31, 2001 increased $10.0 million, or 12.3%, to $91.4 million from $81.4 million for the nine months ended December 31, 2000. This increase was primarily due to higher revenues, which were partially offset by a slight decrease in gross margin percent. Gross margin percent for the nine months ended December 31, 2001 and 2000 was 38.0% and 38.2%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended December 31, 2001 increased $5.8 million, or 10.7%, to $59.7 million from $53.9 million for the nine months ended December 31, 2000. Selling, general and administrative expenses as a percentage of revenues were 24.8% and 25.3% for the nine months ended December 31, 2001 and 2000, respectively. The increase in expenses is partially the result of the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions. Additionally, the Company has experienced increased expenses in its distance education program as a result of the revenue growth previously discussed.

AMORTIZATION EXPENSE. Amortization expense for the nine months ended December 31, 2001 decreased $7.7 million due to the Company's adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on April 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested for impairment on a periodic basis.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the nine months ended December 31, 2001 and 2000 and the corresponding change in income (loss) before interest and taxes were as follows:

                                                                     Change
                                                           --------------------------
                                  2001           2000          Amount     Percentage
                             -------------- -------------- -------------- -----------
Wholesale operations          $ 28,024,360   $ 25,002,097   $  3,022,263      12.1 %
College bookstore operations     8,787,684      2,394,503      6,393,181     267.0 %
Complementary services             489,110     (1,817,664)     2,306,774     126.9 %
Corporate administration        (8,104,051)    (8,303,333)       199,282       2.4 %
                             -------------- -------------- -------------- -----------
                              $ 29,197,103   $ 17,275,603   $ 11,921,500      69.0 %
                             ============== ============== ============== ===========

The increase in income before interest and taxes in wholesale operations was primarily attributable to increased revenues. The improvement in income (loss) before interest and taxes in college bookstore operations and complementary services was primarily due to increased revenues and a decrease in amortization expense resulting from the adoption of a new accounting standard previously discussed.

INCOME TAXES. Income tax expense for the nine months ended December 31, 2001 increased $3.4 million, to $6.4 million from $3.0 million for the nine months ended December 31, 2000. The Company's effective tax rate for the nine months ended December 31, 2001 was 39.0% as compared to 71.4% for the nine months ended December 31, 2000. The effective tax rate decreased as a result of the impact of non-deductible goodwill amortization in the nine months ended December 31, 2000. The Company's effective tax rate for the nine months ended December 31, 2001 differs from the statutory tax rate primarily as a result of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's Revolving Credit Facility. At December 31, 2001, the Company's total indebtedness was $188.6 million, consisting of $46.6 million in term loans, $110.0 million of Senior Subordinated Notes, $2.7 million of other indebtedness, including capital lease obligations, and $29.3 million under the Revolving Credit Facility.

Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and Tranche B Loans, the Company is scheduled to make principal payments totaling $6.3 million in fiscal 2002, $6.8 million in fiscal 2003, $8.5 million in fiscal 2004, $11.2 million in fiscal 2005 and $18.4 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Tranche A and Tranche B Loan principal balances. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by the Company. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008.

The Company's capital expenditures were $1.8 million and $1.4 million for the nine months ended December 31, 2001 and 2000, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

Bookstore acquisition expenditures were $5.8 million and $2.7 million for the nine months ended December 31, 2001 and 2000, respectively. College bookstores acquired in the nine months ended December 31, 2001, which included bookstores serving Western Washington University, the University of Florida, the University of Oklahoma, North Carolina State University, the University of Central Florida, Radford University, and Chadron State College, were estimated to have
approximately   $14.0  million  in  annual  revenues  and  were  funded  through internally generated cash flows. The Company's ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit

Facility. The Credit Agreement underlying the Senior Credit Facility was amended on December 20, 2001, effectively to allow up to $20.0 million in additional aggregate acquisition expenditures over the remaining term of the Credit Agreement.

During the nine months ended December 31, 2001, the Company sold certain assets of two of its college bookstore locations serving the University of Texas in Austin, Texas for approximately $1.2 million, recognizing a gain on disposal of approximately $0.5 million. Annual combined revenues for these two locations for the year ended March 31, 2001 were $2.4 million.

The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used for operating activities for the nine months ended December 31, 2001 were $15.4 million, a decrease of $10.4 million from $25.8 million for the nine months ended December 31, 2000. This decrease was primarily attributable to the timing of payments for amounts due to vendors, income taxes and commissions under the Company's enhanced commission structure.

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

As of December 31, 2001, the Company could borrow up to $50.0 million under the Revolving Credit Facility. Outstanding indebtedness under the Revolving Credit Facility was $29.3 million at December 31, 2001. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

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

The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $188.6 million in total indebtedness outstanding at December 31, 2001, $46.6 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to effectively convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of December 31, 2001 was $23.3 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and Tranche B Loans.

Certain quantitative market risk disclosures have changed since March 31, 2001 as a result of market fluctuations, movement in interest rates, principal payments, and new capital lease obligations. The following table presents summarized market risk information as of December 31, 2001 and March 31, 2001, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                            December 31,     March 31,
                                                                2001           2001
                                                           -------------- --------------
Fair Values:
  Fixed rate debt                                          $ 105,118,894   $ 95,285,793
  Variable rate debt (excluding Revolving Credit Facility)    46,600,000     51,187,500
  Interest rate swaps                                         (2,131,537)    (1,004,400)

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                   8.82%          8.76%
  Variable rate debt (excluding Revolving Credit Facility)          6.74%          7.65%
  Interest rate swaps receive rate                                  3.22%          4.77%


                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                10.1 Third Amendment, dated as of December 20, 2001, to the Credit Agreement, dated as of February 13, 1998, among NBC Acquisition Corp., Nebraska Book Company, Inc., J.P. Morgan Chase Bank, and certain other financial institutions.

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 29, 2002.


                                              NEBRASKA BOOK COMPANY, INC.


                                              /s/ Mark W. Oppegard
                                              ---------------------------------
                                              Mark W. Oppegard
                                              Chief Executive Officer, President
                                              and Director



                                              /s/ Alan G. Siemek
                                              ---------------------------------
                                              Alan G. Siemek
                                              Chief Financial Officer,
                                              Senior Vice President of Finance
                                              and Administration, Treasurer and
                                              Assistant Secretary