Form 10-K
period 2002-03-31
NEBRASKA BOOK CO
filed 2002-06-17
CIK 1056758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from________________ to______________.


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

    THERE WERE 100 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 14, 2002.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            Total Number of Pages: 67

                             Exhibit Index: PAGE 67

                                TABLE OF CONTENTS


PART I:

Item 1       Business..........................................................3
Item 2       Properties.......................................................13
Item 3       Legal Proceedings................................................15
Item 4       Submission of Matters to a Vote of Security Holders..............15

PART II:

Item 5       Market for Registrant's Common Equity and Related
                Stockholder Matters...........................................16
Item 6       Selected Financial Data..........................................16
Item 7       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................17
Item 7A      Quantitative and Qualitative Disclosures about Market Risk.......25
Item 8       Financial Statements and Supplementary Data......................27
Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................49

PART III:

Item 10     Directors and Executive Officers of the Registrant................50
Item 11     Executive Compensation............................................52
Item 12     Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................57
Item 13     Certain Relationships and Related Transactions....................58

PART IV:

Item 14     Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K........................................................60
Signatures....................................................................64
Supplemental Information to be Furnished......................................64
Financial Statement Schedule II - Valuation and Qualifying Accounts...........65
Exhibit Index.................................................................67

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

    Pursuant to a merger agreement dated January 6, 1998 among NBC; certain shareholders of NBC, including members of senior management; and a newly created corporation controlled and owned by affiliates of Haas Wheat & Partners, L.P. ("HWP"), the newly created corporation merged with and into NBC (the "Merger") with NBC as the surviving corporation.

    Concurrently with the consummation of the Merger, the Company entered into a senior secured credit agreement (the "Credit Agreement") with The Chase Manhattan Bank ("Chase"), as administrative agent, and other lenders providing for the following facilities (the "Senior Credit Facility"): (i) a $50.0 million revolving credit facility maturing on March 31, 2004 which was undrawn at closing (the "Revolving Credit Facility"); (ii) a $27.5 million tranche A term loan, maturing on March 31, 2004 (the "Tranche A Term Loan"); and (iii) a $32.5 million tranche B term loan, maturing on March 31, 2006 (the "Tranche B Term Loan" and, together with the Tranche A Term Loan, the "Term Loans"). In addition, the Company also raised approximately $103.6 million from the issuance of senior subordinated notes (the "Senior Subordinated Notes") and NBC raised a total of $91.6 million through (i) the sale of approximately $45.6 million of NBC Acquisition Corp. Class A Common Stock to HWP affiliates (the "Stock Sale");
(ii) the reinvestment of approximately $4.4 million in NBC Acquisition Corp. Class A Common Stock by the Company's senior management (the "Reinvestment"); and (iii) net proceeds of approximately $41.6 million from the issuance of senior discount debentures (the "Senior Discount Debentures").

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

GENERAL

    The Company is one of the largest wholesale distributors of used college textbooks in North America, offering over 90,000 textbook titles and selling more than 7.6 million books annually primarily to campuses located in the United States. In addition, as of June 14, 2002, the Company owns or manages 108 bookstores on or adjacent to college campuses through which it sells a variety of new and used textbooks and general merchandise. The Company is also a leading provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, the Company provides the college bookstore industry with a variety of services including in-store promotions, buying programs, marketing services and proprietary information systems. With origins dating to 1915, the Company has built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.

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

    WHOLESALE. The Company is one of the largest wholesale distributors of used college textbooks in North America. Its wholesale operations consist primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. The Company purchases used textbooks from and resells them to college bookstores at many of the nation's largest college campuses, including: University of Texas, University of Southern California, Indiana University, University of Arizona, University of Washington, and University of Minnesota. Historically, because the demand for used textbooks has consistently outpaced supply, the Company's wholesale sales have been determined primarily by the amount of used textbooks that it could purchase. The Company's strong relationships with the management of non contract-managed college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. The Company provides an internally-developed BUYER'S GUIDE to its wholesale customers, which lists over 44,000 textbook titles with such details as author, new copy retail price, and the Company's repurchase price.

    COLLEGE BOOKSTORES. College bookstores are the primary outlets for sales of new and used textbooks to students. As of June 14, 2002, the Company operated 108 college bookstores on or adjacent to college campuses of which 14 are operated on physical premises which are owned by and leased from the educational institution (i.e., "contract-managed"). Its college bookstores are located at some of the nation's largest college campuses including: University of Nebraska, University of Michigan, University of Maryland, Arizona State University, Pennsylvania State University, University of Kansas, Michigan State University, University of California - Berkeley, Texas A&M University, University of Florida, and University of Tennessee. In addition to generating profits, the Company's college bookstore operations provide an exclusive source of used textbooks for sale across the Company's wholesale distribution network.

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

    Other services offered to college bookstores include the sale of computer hardware and software, such as the Company's turnkey bookstore management software, and related maintenance contracts. The Company has an installed base of over 300 college bookstore locations for its textbook management control systems, and it has installed its proprietary total store management system at almost 500 college bookstore locations. In total, including the Company's own bookstores, over 800 college bookstore locations utilize the Company's software products. During fiscal 2001, the Company licensed certain software related to E-commerce to an entity that is partially owned by NBC's majority owner. These services generate revenue and assist the Company in enhancing and developing customer relationships.

    In January 1998, the Company acquired Connect 2 One (formerly Collegiate Stores Corporation), a centralized buying service for over 520 college bookstores across the United States. Through the enhanced purchasing power of such a large group of bookstores, participating bookstores are able to purchase certain general merchandise at lower prices than those that would be paid by the stores individually. Bookstores participating in Connect 2 One's ("C2O") programs also provide the Company with another potential source of used textbooks.

    The Company also provides a consulting and store design program to assist college bookstores in store presentation and layout. During fiscal 2002, the Company introduced a marketing services program to leverage the Company's distribution channels. Marketing services offered by the Company enable national vendors to reach college students through in-store kiosks, prepackaged freshman mailers, coupon books, e-mail promotions and in-store displays.

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

    ENHANCE GROWTH IN WHOLESALE OPERATIONS. The Company expects the stable growth of its wholesale operations to continue, primarily as a result of an expected increase in college enrollments and increased utilization of used textbooks, as well as through the expansion of its own college bookstore network. Additionally, the Company recently introduced an enhanced commission structure that rewards customers who make a long-term commitment to supplying the Company with a large portion of their textbooks. Finally, the Company is strengthening its marketing campaign to increase student awareness of the benefits of buying and selling used textbooks.

    CAPITALIZE ON COLLEGE BOOKSTORE OPPORTUNITIES. The Company intends to increase revenues for its college bookstore operations by acquiring and opening bookstores at selected college campuses and offering additional specialty products and services at its existing bookstores. The Company also intends to increase same-store sales growth through a more coordinated effort to implement best practices across the Company's entire bookstore network. Finally, the Company believes there are opportunities to improve cash flow at its college bookstores by reducing certain selling, general and administrative expenses.

    CONTINUED GROWTH IN DISTANCE EDUCATION PROGRAM. The distance education market continues to grow due to the increased popularity of correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet. Through Specialty Books, the Company believes that it is well positioned to take advantage of this growth trend.

    INCREASED MARKET PENETRATION THROUGH TECHNOLOGY. The Company intends to continue generating incremental revenue through the sale of its turnkey bookstore management software. The installation of such software, along with E-commerce technology offered through its affiliate (which is partially owned by NBC's majority owner), TheCampusHub.com, Inc., also increases the channels through which the Company can access the college and university market.

    EXPANSION OF MARKETING SERVICES PROGRAM. It is very difficult for traditional vendors to access the highly fragmented college and university market in an efficient manner. The Company's newly-formed marketing services program provides vendors with efficient access to the college and university market through its distribution channels. The Company intends to expand this program by establishing arrangements with major national vendors.

INDUSTRY OVERVIEW

    Based on recent industry trade data, the college bookstore industry remains strong, with over 5,000 college stores generating annual sales of approximately $10.7 billion to college students and other consumers in North America. Sales of textbooks and other education materials used for classroom instruction comprise approximately two-thirds of that amount. The Company expects this market will continue to grow as a result of anticipated increases in enrollment at U.S. colleges attributable to the children of the baby boom generation entering the college population.

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

    While price is an important factor in the store operator's purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in the Company's market are rare. However, in the past three to four years, the Company has been marketing its exclusive supply program to the industry. This program has grown to approximately 250 participating bookstores at the end of fiscal 2002. The Company also introduced the NBC Advantage program in fiscal 2001. This program rewards customers who make a long-term commitment to supplying the Company with a large portion of their books. At the end of fiscal 2002, approximately 400 bookstores were participating in this program, approximately 210 of which are also participating in the exclusive program. Since the Company is usually able to sell the vast majority of the used textbooks it is able to purchase, its ability to obtain sufficient supply is a critical factor in the Company's success.

    COLLEGE BOOKSTORE MARKET. College stores generally fall into three categories: (i) INSTITUTIONAL -- stores that are primarily owned and operated by institutions of higher learning (represents approximately 57.0% of the U.S. market); (ii) CONTRACT-MANAGED -- stores owned by institutions of higher learning and managed by outside, private companies, typically found on-campus (represents approximately 26.0% of the U.S. market); and (iii) INDEPENDENT STORES -- privately owned and operated stores, generally located off campus (represents approximately 17.0% of the U.S. market). In general, the "captive" portion of the college bookstore market includes those contract-managed stores that sell their used textbooks to affiliated companies, and institutional and independent stores to the extent that such used textbooks are repurchased from students and are retained by the bookstore for resale without involving a wholesaler.

    The Company believes that sales at its college bookstores will continue to grow as a result of increased enrollment at colleges and due to the increasing number of products and services offered in these bookstores, including E-commerce capabilities provided through its affiliate, TheCampusHub.com, Inc.

PRODUCTS AND SERVICES

    WHOLESALE. The Company's wholesale operations are engaged in the procurement and redistribution of textbooks on college campuses primarily across the United States.

    The Company also publishes the BUYER'S GUIDE, which lists over 44,000 textbooks according to author, title, new copy retail price, and the Company's repurchase price. The BUYER'S GUIDE is an important part of the Company's inventory control and book procurement system. The Company updates and reprints the BUYER'S GUIDE nine times each year and makes it available in both print and various electronic formats, including on all of the Company's proprietary information systems. A staff of dedicated professionals gathers information from all over the country in order to make the BUYER'S GUIDE into what the Company believes to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. The Company also maintains a database of over 166,000 titles in order to better serve its customers.

    COLLEGE BOOKSTORES. As of June 14, 2002, the Company operated 108 college bookstores on or adjacent to college campuses. These bookstores sell a wide variety of used and new textbooks, general books and assorted general merchandise, including apparel, sundries and gift items. Over the past three years, revenues of the Company's bookstores from activities other than used and new textbook sales have been between 23% and 26% of total revenues. The Company has been, and intends to continue, selectively expanding its product offerings at its bookstores in order to increase sales and profitability. The Company has also installed software providing E-commerce capabilities in all of its own bookstores, thereby allowing its bookstores to further expand product offerings and compete with online-only textbook sellers.

    COMPLEMENTARY SERVICES. Through Specialty Books, the Company has access to the market for distance education products and services. Currently, the Company provides students at approximately 70 colleges with textbooks and materials for use in distance education courses, and is a leading provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. The Company believes the fragmented distance education market represents an opportunity for the Company to leverage its fulfillment and distribution expertise in a rapidly growing sector. Beyond textbooks, the Company offers services and specialty course materials to distance education students including videotape duplication and shipping; shipping of specialty, non-textbook course materials; and a sales and ordering function. Students can order distance education materials from the Company over the Internet. Over the past three years, revenues of Specialty Books have been between 59% and 77% of total complementary services revenues. The Company believes it can continue to significantly increase the service operations revenues from distance education products over the next several years, although presently the Company's primary objective is increased profitability through improved cost containment.

    Other services offered to college bookstores include services related to the Company's turnkey bookstore management software and the sale of other software and hardware, and related maintenance contracts. These services generate revenue and assist the Company in gaining access to new sources of used textbooks. The

Company has an installed base of over 300 college bookstore locations for its textbook management control systems, and it has installed its proprietary total store management system at almost 500 college bookstore locations. In total, including the Company's own bookstores, over 800 college bookstore locations utilize the Company's software products.

    Through C2O, the Company is able to offer a variety of products and services to participating college bookstores. C2O negotiates apparel and general merchandise discounts and develops and executes marketing programs for its membership. As a centralized buying service for over 520 participating college bookstores including the Company's own bookstores, C2O has evolved into a buying group with substantial purchasing power.

    C2O offers a shopping bag program to college bookstores. This shopping bag program provides bookstores the opportunity to purchase customized bags at a substantial discount from the vendor, while the Company earns a monthly administrative fee from the vendor in return for accepting billing and collection responsibilities for shopping bags sold by the vendor. Other C2O marketing services include a freight savings program, a check authorization program, and retail display allowances for magazine displays.

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

    The Company also provides a consulting and store design program to assist college bookstores in store presentation and layout. Through its newly-introduced marketing services program, the Company is able to leverage its distribution channels. Marketing services offered by the Company enable national vendors to reach college students through in-store kiosks, prepackaged freshman mailers, coupon books, e-mail promotions and in-store displays.

WHOLESALE PROCUREMENT AND DISTRIBUTION

    Historically,  because  the  demand  for  used  textbooks  has  consistently exceeded supply, the Company's sales have been primarily determined by the amount of used textbooks that it can purchase. The Company believes that, on average, it is able to fulfill approximately 20% to 25% of its demand. As a result, the Company's success has depended primarily on its inventory procurement, and the Company continues to focus its efforts on obtaining inventory. In order to ensure its ability to both obtain and redistribute inventory, the Company's wholesale strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores (primarily, independent and institutional college bookstores) through its employee account representatives. These 36 account representatives (as of March 31, 2002) are responsible for procuring used textbooks from students, marketing the Company's services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of the Company's systems products. The Company has been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the wholesale strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more books to the Company; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, Company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; (v) providing working capital flexibility for bookstores making substantial purchases; and (vi) establishing long-term supply arrangements by rewarding customers who make a long-term commitment to supplying the Company with a large portion of their books.

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

    As of June 14, 2002 the Company operated 108 college bookstores nationwide, having expanded from 50 bookstores in 1997. During fiscal 2002 the Company purchased ten bookstores located in Norman, Oklahoma; Raleigh, North Carolina; Radford, Virginia; Orlando, Florida; Gainesville, Florida; Chadron, Nebraska; Berkeley, California; and Bellingham, Washington; sold two bookstores located in Austin, Texas; and closed stores in Austin, Texas and Flagstaff, Arizona when their leases expired.

    The table below highlights certain information regarding the Company's bookstores opened through March 31, 2002.

                Bookstores                                         Approximate
                 Open at   Bookstores     Bookstores   Bookstores     Total
                Beginning     Added         Closed      at End of    Square
                of Fiscal    During         During       Fiscal      Footage
   Fiscal Year    Year     Fiscal Year  Fiscal Year(1)    Year    (in thousands)
   ----------- ----------  -----------  --------------  --------  --------------
       1998         50          9            0             59          474
       1999         59          8            2             65          537
       2000         65         35            2             98          733
       2001         98          4            0            102          740
       2002        102         10            4            108          797

------------
(1) In fiscal 1999, the property leases at two bookstore locations expired and were not renewed by the Company. In fiscal 2000, the property lease at one bookstore location expired and was not renewed by the Company and one Triro, Inc. bookstore location which did not meet the Company's expansion criteria described below was closed. In fiscal 2002, the property leases at two bookstore locations expired and were not renewed by the Company and two bookstore locations in Austin, Texas were sold to a large wholesale customer.

    The Company plans to continue increasing the number of bookstores in operation. The bookstore expansion plan will focus on campuses where the Company does not already have a strong relationship with the on-campus bookstore. In determining to open a bookstore, the Company looks at several criteria: (i) a large enough market to justify the Company's efforts (typically this means a campus of at least 8,000 students); (ii) a site in close proximity to campus with adequate parking and accessibility; (iii) the potential of the bookstore to have a broad product mix (larger bookstores are more attractive than smaller bookstores because a full line of general merchandise can be offered in addition to textbooks); (iv) the availability of top-quality management; and (v) certain other factors, including leasehold improvement opportunities and personnel costs.

    The Company's bookstores have an average size of 7,400 gross square feet but range in size from 500 to 50,000 square feet. The Company estimates that leasehold improvements, furniture and fixtures, and automation with the Company's PRISM system, the Company's proprietary total-store management system, for new bookstores cost approximately $100,000 per bookstore, after giving effect to construction allowances.

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

    In addition, the Company and its consultants had been developing software for E-commerce capabilities. These software products allow college bookstores to launch their own E-commerce site and effectively compete against online-only textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online. As previously discussed, the ongoing development of this software was assumed in fiscal 2001 by an affiliated entity that is partially owned by NBC's majority owner.

    None of the Company's proprietary software programs are copyrighted, although the Company does have registered trademarks for certain names. In addition to using its software programs for its own management and inventory control, the Company licenses the use of its software programs to bookstores. Although none of the Company's software programs are material to its business, they enhance the efficiency and cost-effectiveness of the Company's operations, and their use by bookstores that are customers or suppliers of the Company tends to solidify the relationship between the Company and such customers or suppliers, resulting in increased sales or supplies for the Company.

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

CUSTOMERS

    The Company sells its products and services to college bookstores throughout the United States, Canada and Puerto Rico for ultimate use by the students of the respective colleges. The Company's 25 largest wholesale customers accounted for approximately 6.0% of the Company's fiscal 2002 revenues. No one wholesale customer accounted for more than 1.0% of the Company's fiscal 2002 revenues.

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

    The Company's distance education program is the exclusive supplier of textbooks and educational material to students enrolled in either on-line courses or the College of Financial Planning at the University of Phoenix, which accounts for approximately 69.6% of total revenues in the distance education program.

    No one customer accounted for more than 10.0% of the Company's fiscal 2002 revenues.

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

    The Company's two major competitors in the college store industry and used textbook business are Follett Campus Resources ("Follett") and MBS Textbook Exchange ("MBS"), which contract-manage approximately 680 stores and 430 stores, respectively. The Company believes that its market share of the used college textbook wholesale distribution market is comparable to that of Follett and MBS, individually. The remaining competitors are smaller regional companies, including Budgetext, Texas Book Company and Southeastern Book Company. Most of the leading companies in the industry also have an established retail presence, either through direct store ownership/operation or through contract-management.

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

    MBS is controlled by the same shareholder that controls Barnes & Noble. Consequently, MBS supplies approximately 430 Barnes & Noble college stores. MBS faces the same challenges that Follett faces in supplying existing institutional accounts. MBS has a strong systems division that competes actively with the Company for new customers and also fulfills all of the needs of the Barnes & Noble stores.

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

EMPLOYEES

    As of March 31, 2002 the Company had a total of approximately 2,900 employees, of which approximately 1,000 were full-time, approximately 300 were part-time and approximately 1,600 were temporary. The Company has no unionized employees and believes that its relationship with its employees is satisfactory.

    In view of the seasonal nature of its wholesale business, the Company utilizes seasonal labor to improve operating efficiency. The Company employs a small number of "flex-pool" workers who are cross-trained in a variety of warehouse functions. Recently, the Company has employed up to 50 flex-pool workers in the Nebraska and California facilities, thereby enabling the Company to lower its wholesale operating expenses. Temporary employees augment the flex-pool to meet periodic labor demands.


                               ITEM 2. PROPERTIES.

    The Company owns its two wholesale warehouses (totaling 244,000 square feet) in Lincoln, Nebraska (one of which is also the location of its headquarters), and leases its 60,000 square foot wholesale warehouse in Cypress, California. The Cypress lease expires on August 31, 2002 and has one five-year option to renew. The Company's distance education program resides in a 15,000 square foot warehouse owned by the Company in Athens, Ohio; however, the Company will be relocating this operation to a leased facility with 49,500 square feet in Athens, Ohio during fiscal 2003. The new lease is for a period of five years with one five-year option to renew.

    Listed below, set forth as of March 31, 2002, are the Company's college bookstores, their location, college served and the school's enrollment.

Institution                                     Location         Enrollment(1)  Store Name
-----------                                     --------         ------------   ----------
University of Alabama                           Tuscaloosa, AL        19,000    The College Store
University of Arkansas - Little Rock            Little Rock, AR       10,500    Campus Bookstore
Northern Arizona University                     Flagstaff, AZ         20,000    The College Store
Northern Arizona University                     Flagstaff, AZ         20,000    University Text and Tools
Arizona State University                        Tempe, AZ             44,100    The College Store
Arizona State University                        Tempe, AZ             44,100    Rother's Bookstore
University of Arizona                           Tucson, AZ            34,500    Arizona Book Store
University of Arizona                           Tucson, AZ            34,500    Rother's University Bookstore
University of California - Berkeley             Berkeley, CA          30,400    Ned's Bookstore
University of California - Berkeley             Berkeley, CA          30,400    Ned's Bookstore II
University of California - Berkeley             Berkeley, CA          30,400    Ned's Bookstore - Boalt Hall
University of California - Berkeley             Berkeley, CA          30,400    Ned's Den
California State University - Northridge        Northridge, CA        27,900    The College Store
Daytona Beach Community College                 Daytona Beach, FL     11,000    College Book Rack
University of Florida                           Gainesville, FL       46,100    Florida Book Store
University of Florida                           Gainesville, FL       46,100    Florida Book Store, Volume II
Miami Dade Community College-Kendall            Miami, FL             48,700    Lemox College Book & Supply
University of Central Florida, also serving:    Orlando, FL           28,000    College Book & Supply
   Seminole Community College                                          9,200
   Valencia Community College                                          4,800
University of Central Florida                   Orlando, FL           28,000    Knight's Corner
Georgia State University                        Atlanta, GA           23,700    Georgia Book Store
Drake University                                Des Moines, IA         5,100    D-Shoppe (2)
Drake University, also serving:                 Des Moines, IA         5,100    University  Book  Store (3)
   Mercy College of Health Sciences                                      400
Southern Illinois University                    Carbondale, IL        22,600    Saluki Bookstore
Ball Sate University                            Muncie, IN            18,200    Collegiate Book Exchange
Valparaiso University                           Valparaiso, IN         3,600    University Book Center (2)
University of Kansas                            Lawrence, KS          29,100    University Book Shop
Johnson County Community College                Overland Park, KS     16,800    The College Store
University of Louisville                        Louisville, KY        21,100    College Book Warehouse
Eastern Kentucky University                     Richmond, KY          17,500    University Book & Supply
University of Maryland                          College Park, MD      34,900    Maryland Book Exchange
Prince George's Community College               Largo, MD             12,400    Prince George's Community
                                                                                  College Bookstore (2)
Concordia College                               Ann Arbor, MI            600    Concordia College Bookstore (2)
University of Michigan                          Ann Arbor, MI         37,200    Michigan Book & Supply
University of Michigan                          Ann Arbor, MI         37,200    Ulrich's Bookstore
Oakland University                              Auburn Hills, MI      20,000    Textbook Outlet
Wayne County Community College                  Belleville, MI        11,000    Ned's Bookstore (2)
Wayne County Community College                  Detroit, MI           11,000    Ned's WCCC Downtown (2)
Wayne County Community College                  Detroit, MI           11,000    Ned's WCCC Eastern (2)
Wayne County Community College                  Detroit, MI           11,000    Ned's WCCC Northwest (2)
Wayne County Community College                  Taylor, MI            11,000    Ned's WCCC Downriver (2)
Ferris State University                         Big Rapids, MI         9,700    The College Store
Michigan State University                       East Lansing,  MI     43,500    The College Store
Michigan State University                       East Lansing, MI      43,500    Ned's Bookstore
Kettering University                            Flint, MI              3,300    The Campus Store (2)
Eastern Michigan University, also serving:      Ypsilanti, MI         23,700    Campus Book & Supply
   Washtenaw Community College                                        11,400
Eastern Michigan University                     Ypsilanti, MI         23,700    Ned's Bookstore


Institution                                     Location         Enrollment(1)  Store Name
-----------                                     --------         ------------   ----------
Eastern Michigan University                     Ypsilanti, MI         23,700    Ned's College of Business
                                                                                  Bookstore
Mankato State University                        Mankato, MN           13,000    Maverick Bookstore (3)
North Carolina State University                 Raleigh, NC           29,000    Packbackers Student Bookstore
Chadron State College                           Chadron, NE            2,700    Chadron Book Shop
Chadron State College                           Chadron, NE            2,700    Eagle Pride Bookstore (2)
University of Nebraska - Kearney                Kearney, NE            6,800    The Antelope Bookstore (2)
University of Nebraska - Lincoln                Lincoln, NE           23,000    Big Red Shop - Gateway Mall
University of Nebraska - Lincoln                Lincoln, NE           23,000    Nebraska Bookstore (3)
Nebraska Wesleyan University                    Lincoln, NE            1,700    Prairie Wolves Bookstore (2)
Wayne State College                             Wayne, NE              3,600    Student Bookstore
University of Nevada Las Vegas                  Las Vegas, NV         24,900    Rebelbooks
State University of New York - Buffalo          Amherst, NY           24,800    The College Store
State University of New York - Binghamton       Vestal, NY            12,300    The Bookbridge
University of Akron                             Akron, OH             24,000    The College Store
Ohio University                                 Athens, OH            19,300    Specialty Books
Ohio State University                           Columbus, OH          50,000    College Town
Wright  State  University, also serving:        Fairborn, OH          16,900    The College Store
   Sinclair Community College                                         21,300
University of Oklahoma                          Norman, OK            21,600    Boomer Book Store
University of Oklahoma                          Norman, OK            21,600    Sooner Textbooks
Oklahoma State University                       Stillwater, OK        21,300    Cowboy Book
Indiana University of Pennsylvania              Indiana, PA           13,400    The College Store
University of Pittsburgh                        Pittsburgh, PA        26,300    The College Store
Pennsylvania State University                   State College, PA     40,000    University Book Centre
College of Charleston                           Charleston, SC        11,100    University Book of Charleston
Columbia College                                Columbia, SC           1,500    C-Square Bookstore (2)
University of South Carolina                    Columbia, SC          23,700    Carolina's
University of South Carolina                    Columbia, SC          23,700    South Carolina Bookstore
East Tennessee State University                 Johnson City, TN      11,200    The College Store
University of Tennessee                         Knoxville, TN         28,000    Rocky Top Books
University of Tennessee                         Knoxville, TN         28,000    Rocky Top East (3)
University of Texas - Arlington                 Arlington, TX         20,400    The College Store
Austin Community College                        Austin, TX            27,000    Bevo's ACC
Austin Community College                        Austin, TX            27,000    Bevo's Northridge
Blinn College                                   Bryan, TX              9,000    Rother's Bookstore
Texas A&M University                            College Station, TX   44,000    Rother's Bookstore
Texas A&M University                            College Station, TX   44,000    Rother's Bookstore (Northgate)
Texas A&M University                            College Station, TX   44,000    Rother's Bookstore (Woodstone)
Southern Methodist University                   Dallas, TX             9,900    Varsity Book Store
University of North Texas, also serving:        Denton, TX            27,500    Voertman's (3)
   North Central Texas College                                         5,800
   Texas Woman's University                                            8,400
University of Texas - Pan American              Edinburg, TX          12,700    South Texas Book & Supply
North  Harris County Community College          Houston, TX            9,400    College Bookstore (3)
North Harris County Community College           Humble, TX             9,400    College Bookstore
University of Houston, also serving:            Houston, TX           32,600    Rother's Bookstore
   Houston Community College System                                   40,900
Texas Tech University                           Lubbock, TX           24,600    Double T Bookstore
Texas Tech University                           Lubbock, TX           24,600    Double T Bookstore II
Texas Tech University                           Lubbock, TX           24,600    Double T Bookstore III
Texas Tech University                           Lubbock, TX           24,600    Spirit Shop
South Texas Community College                   McAllen, TX           12,900    South Texas Book & Supply
San Antonio College, also serving:              San Antonio, TX       22,000    L&M Bookstore
   Northwest Vista College                                             4,600
   Palo Alto College                                                   6,900
   St. Philip's College                                                8,800
   UTSA - Downtown                                                     3,000
University of Texas - San Antonio               San Antonio, TX       20,800    L&M UTSA Bookstore
Southwest Texas State University                San Marcos, TX        22,500    Colloquium Bookstore
Southwest Texas State University                San Marcos, TX        22,500    Colloquium Too
Southwest Texas State University                San Marcos, TX        22,500    Rother's Bookstore
Tarleton State University                       Stephenville, TX       7,900    Rother's Bookstore
Baylor University                               Waco, TX              13,700    Rother's Bookstore
Baylor University                               Waco, TX              13,700    University Bookstore
                                                                                  and Spirit Shop

Institution                                     Location         Enrollment(1)  Store Name
-----------                                     --------         ------------   ----------
Midwestern State University                     Wichita Falls, TX      5,800    Rother's Bookstore
Virginia Polytechnic Institute and State        Blacksburg, VA        25,600    Tech Bookstore
   University
Old Dominion University                         Norfolk, VA           19,200    Dominion Bookstore
Radford University                              Radford, VA            8,700    Radford Book Exchange
Virginia Commonwealth University                Richmond, VA          26,100    The College Store
Western Washington University, also serving:    Bellingham, WA        12,300    The College Store
   Whatcom Community College                                           6,100

------------
(1) Source: National Association of College Stores. Includes part-time students.

(2) Denotes properties leased from the educational institution ("contract-managed" stores).

(3) Property is owned by the Company.


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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No items were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2002.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    There were no equity securities of the registrant sold by the registrant during fiscal 2002.


                        ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth selected historical financial and other data of the Company as of and for the fiscal years ended March 31, 2002, 2001, 2000, 1999, and 1998, respectively. The selected historical financial data was derived from the Company's audited financial statements. The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the related notes thereto included in Item 8 herein.

                                                                  Fiscal Years Ended March 31,
                                                 --------------------------------------------------------------
                                                    2002         2001         2000        1999        1998 (1)
                                                 -----------  ----------- -----------  -----------   ----------
Statement of Operations Data:                                          (dollars in thousands)
  Revenues                                        $ 338,917    $ 301,669   $ 267,069    $ 218,638     $200,086
  Costs of sales                                    206,976      187,099     164,984      137,989      125,632
                                                 -----------  ----------- -----------  -----------   ----------
      Gross profit                                  131,941      114,570     102,085       80,649       74,454
  Operating expenses:
  Selling, general, and administrative               84,871       74,100      65,820       51,289       47,911
  Depreciation                                        3,087        2,956       3,096        2,393        2,531
  Amortization (4)                                      505       10,446       9,320        6,149        5,626
  Stock compensation costs                                -            -           -            -        8,278
                                                 -----------  ----------- -----------  -----------   ----------
      Income from operations                         43,478       27,068      23,849       20,818       10,108
  Other expenses (income):
  Interest expense                                   17,189       17,487      17,469       17,508       17,736
  Interest income                                      (400)        (615)       (356)        (351)        (328)
  Loss on derivative instruments                        361            -           -            -            -
                                                 -----------  ----------- -----------  -----------   ----------
      Income (loss) before income taxes              26,328       10,196       6,736        3,661       (7,300)
  Income tax expense                                 10,492        5,857       4,845        2,604       (2,154)
                                                 -----------  ----------- -----------  -----------   ----------
      Net income (loss)                           $  15,836    $   4,339   $   1,891    $   1,057     $ (5,146)
                                                 ===========  =========== ===========  ===========   ==========

Other Data:
  EBITDA (2)                                      $  47,070    $  40,470   $  36,265    $  29,360     $ 26,572
  Net cash flows from operating activities           31,038        8,839      18,945       10,296       (2,842)
  Net cash flows from investing activities           (7,616)      (4,994)    (30,244)      (5,067)     (11,548)
  Net cash flows from financing activities          (16,412)      (3,887)     11,690       (6,976)      10,220
  Capital expenditures                                2,277        1,759       3,542        2,842        3,690
  Business acquisition expenditures (3)               6,110        2,975      26,072        2,086        7,714
  Number of bookstores open at end of the period        108          102          98           65           59

  Balance Sheet Data (At End of Period):
  Cash and cash equivalents                       $  11,419    $   4,410   $   4,451    $   4,060     $  5,807
  Working capital                                    75,865       72,394      62,244       55,442       54,018
  Total assets                                      182,794      165,136     166,100      139,662      148,742
  Total debt, including current maturities          147,576      161,773     166,302      169,257      175,985

    (1) Effective February 13, 1998, NBC consummated a merger among a newly created corporation controlled and owned by affiliates of HWP, NBC and certain shareholders of NBC pursuant to which the Company's outstanding debt and NBC's stock were restructured. Following the Recapitalization, the results of operations of the Company included higher interest costs due to the financing of the Recapitalization, and in fiscal 1998, non-recurring charges associated with the extinguishment of debt and buyout of stock options. Non-recurring charges of $6,481 associated with the extinguishment of debt and the related tax benefit of $2,460 that were originally recorded as an extraordinary loss have been reclassified in accordance with Statement of Financial Accounting Standards No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS, which was early-adopted by the Company in fiscal 2002.

    (2) EBITDA is defined as income from operations plus depreciation, amortization and non-cash charges relating to stock based compensation expense in the amount of $8,278 for the year ended March 31, 1998. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. EBITDA should not be considered by investors as an indicator of cash flows from operating activities, investing activities and financing activities as determined in accordance with accounting principles generally accepted in the United States of America. Items excluded from EBITDA, such as depreciation and amortization, are significant components in understanding and assessing the Company's financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    (3) Business  acquisition   expenditures  represent  established  businesses
        purchased by the Company.

    (4) The Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on April 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested for impairment on a periodic basis.



       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

FISCAL YEAR ENDED MARCH 31, 2002 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2001.

    REVENUES. Revenues for the years ended March 31, 2002 and 2001 and the corresponding increase (decrease) in revenues were as follows:

                                                             Increase (Decrease)
                                 2002           2001         Amount   Percentage
                            -------------- -------------- ----------- ----------
Wholesale operations        $ 122,893,781  $ 113,006,804  $ 9,886,977     8.7%
College bookstore operations  201,399,648    182,856,000   18,543,648    10.1%
Complementary services         38,093,091     26,647,451   11,445,640    43.0%
Intercompany eliminations     (23,470,111)   (20,841,402)  (2,628,709)   12.6%
                            -------------- -------------- ------------ ---------
                            $ 338,916,409  $ 301,668,853  $37,247,556    12.3%
                            ============== ============== ============ =========

    The increase in wholesale operations revenues for the year ended March 31, 2002 was due in part to publisher price increases, complemented by an increase in unit sales. The Company believes that this increase in unit sales is partly the result of recent enhancements made to the Company's wholesale programs. The increase in College Bookstores revenues was primarily attributable to an increase in same store sales of 4.7% (excluding two stores that were sold since April 1, 2000), or $8.2 million, and to the acquisition of 14 new college bookstores (defined by the Company as stores acquired since April 1, 2000). These new bookstores provided a $12.7 million increase in revenues. Complementary services revenues increased primarily due to growth in the Company's distance education and system sales programs. The increased revenues in distance education resulted primarily from additional services provided to the program's largest account and, in part, to services provided to new accounts. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

    GROSS PROFIT. Gross profit for fiscal 2002 increased $17.3 million, or 15.2%, to $131.9 million from $114.6 million for fiscal 2001. This increase was primarily due to higher revenues and an increase in gross margin percent. Gross margin percent was 38.9% for fiscal 2002 as compared to 38.0% for fiscal 2001, driven primarily by strong used textbook margins in both the wholesale and college bookstore operations.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 2002 increased $10.8 million, or 14.5%, to
$84.9  million  from  $74.1  million  for  fiscal  2001.  Selling,  general  and administrative expenses as a percentage of revenues were 25.0% and 24.6% in fiscal 2002 and fiscal 2001, respectively. The increase in expenses is primarily the result of the Company's revenue and operational growth, as previously discussed. Expenses as a percentage of revenues increased to 25.0% primarily due to $1.0 million in increased bad debt expense recognized in complementary services. Revenues attributable to the management services and technology sale and license agreements with TheCampusHub.com, Inc., which is partially owned by NBC's majority owner, were recognized in fiscal 2002 under the anticipation that, if necessary, TheCampusHub.com, Inc. would make a capital call to its shareholders to provide the funding necessary to meet its obligations under the aforementioned agreements. TheCampusHub.com, Inc. reached break-even on a cash flow basis, excluding amounts under the management services and technology sale and license agreements, during its most recent fiscal year. While it remains a viable business and is funding its own operations, it is not currently generating sufficient excess cash flow to fund its obligations under the aforementioned agreements and the remaining capital available from its shareholders is being reserved to fund strategic development opportunities and, if required, ongoing operations. Accordingly, the Company has increased the allowance for doubtful accounts for such potential uncollectible amounts due from TheCampusHub.com, Inc.

    AMORTIZATION EXPENSE. Amortization expense for fiscal 2002 decreased $9.9 million, to $0.5 million from $10.4 million for fiscal 2001. This decrease was due to the Company's adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on April 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested for impairment on a periodic basis.

    INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for fiscal 2002 and 2001 and the corresponding change in income (loss) before interest and taxes were as follows:

                                                                Change
                                2002           2001        Amount     Percentage
                            ------------- ------------- ------------- ----------
Wholesale operations         $31,044,127   $27,241,116   $ 3,803,011     14.0 %
College bookstore operations  20,309,602     9,206,616    11,102,986    120.6 %
Complementary services           151,753    (1,402,666)    1,554,419    110.8 %
Corporate administration      (8,027,319)   (7,977,326)      (49,993)    (0.6)%
                            ------------- ------------- ------------- ----------
                             $43,478,163   $27,067,740   $16,410,423     60.6 %
                            ============= ============= ============= ==========

    The increase in income before interest and taxes in wholesale operations was attributable to increased revenues and strong used textbook margins. The increase in income before interest and taxes in college bookstore operations was primarily due to increased revenues, strong used textbook margins, and a $7.3 million decrease in amortization expense resulting from the adoption of the new accounting standard previously discussed. The improvement in income (loss) before interest and taxes in complementary services was primarily due to increased revenues and a $0.9 million decrease in amortization expense resulting from the adoption of the new accounting standard. Corporate administrative costs have remained relatively stable between fiscal years, primarily due to increased personnel costs attributable to the Company's continued growth and rising insurance costs being offset by a $1.8 million decrease in amortization expense resulting from the adoption of the new accounting standard.

    LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. The $0.4 million loss incurred on derivative financial instruments in fiscal 2002 is attributable to a $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002.

As a result of the optional prepayment, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. This loss represents the fair value on March 29, 2002 of the portion of the interest rate swap agreements that no longer qualify as hedging instruments.

    INCOME TAXES. Income tax expense for fiscal 2002 increased $4.6 million, or 79.1%, to $10.5 million from $5.9 million for fiscal 2001. The Company's effective tax rate for fiscal years 2002 and 2001 was 39.8% and 57.4%, respectively. The change in the effective tax rate is attributable to the impact of non-deductible goodwill amortization in fiscal 2001. The Company's effective tax rate for fiscal 2002 differs from the statutory tax rate primarily as a result of state income taxes.

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2000.

    REVENUES. Revenues for the years ended March 31, 2001 and 2000 and the corresponding increase (decrease) in revenues were as follows:

                                                            Increase (Decrease)
                                  2001          2000        Amount    Percentage
                             ------------- ------------- ------------ ----------
Wholesale operations         $113,006,804  $108,074,521  $ 4,932,283      4.6%
College bookstore operations  182,856,000   158,076,869   24,779,131     15.7%
Complementary services         26,647,451    20,717,793    5,929,658     28.6%
Intercompany eliminations     (20,841,402)  (19,800,260)  (1,041,142)     5.3%
                             ------------- ------------- ------------ ----------
                             $301,668,853  $267,068,923  $34,599,930     13.0%
                             ============= ============= ============ ==========

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

    INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for fiscal 2001 and 2000 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                          Increase (Decrease)
                                 2001         2000        Amount    Percentage
                             ------------ ------------ ------------ ----------
Wholesale operations         $27,241,116  $24,832,679  $ 2,408,437      9.7 %
College bookstore operations   9,206,616    9,588,784     (382,168)    (4.0)%
Complementary services        (1,402,666)  (2,449,321)   1,046,655     42.7 %
Corporate administration      (7,977,326)  (8,123,130)     145,804      1.8 %
                             ------------ ------------ ------------ ----------
                             $27,067,740  $23,849,012  $ 3,218,728     13.5 %
                             ============ ============ ============ ==========

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and judgments, including those related to product returns, bad debts, inventory valuation and obsolescence, intangible assets, rebate programs, income taxes, and contingencies and litigation. The Company bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements:

    PRODUCT RETURNS. The Company recognizes revenue from wholesale sales at the time of shipment. The Company has established a program which, under certain conditions, enables its customers to return textbooks. The Company records reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to its wholesale warehouses. Additional reductions to revenue and costs of sales may be required if the actual rate of returns exceeds the estimated rate of returns. The estimated rate of returns is determined utilizing actual historical return experience.

    BAD DEBTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    INVENTORY VALUATION. The Company's college bookstore operations value new textbook and non-textbook inventories at the lower of cost or market using the retail inventory method (first-in, first-out cost basis). Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments and estimates which impact the ending inventory valuation at cost as well as the resulting gross margins. Changes in the fact patterns underlying such management judgments and estimates could ultimately result in adjusted inventory costs.

    INVENTORY OBSOLESCENCE. The Company accounts for inventory obsolescence based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by the Company, inventory write-downs may be required.

    GOODWILL AND INTANGIBLE ASSETS. The Company is required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. The Company is also required to make certain assumptions and estimates regarding the fair value of intangible assets (namely goodwill, covenants not to compete, and software development costs) when assessing such assets for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's Revolving Credit Facility. At March 31, 2002, the Company's total indebtedness was approximately $147.6 million, consisting of approximately $34.9 million in Term Loans, $110.0 million of the Senior Subordinated Notes and $2.7 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the Recapitalization, NBC issued Senior Discount Debentures which provided $41.6 million in net proceeds (face value of $76.0 million less original issue discount of $31.0 million and deferred financing costs of $3.4 million).

    Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and Tranche B Loans, after taking into account a $10.0 million optional prepayment made on March 29, 2002, the Company is scheduled to make principal payments totaling approximately $4.5 million in fiscal 2003, $7.0 million in fiscal 2004, $8.8 million in fiscal 2005 and $14.6 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Tranche A and Tranche B Loan principal balances. There was an excess cash flow payment obligation at March 31, 2002 of approximately $3.1 million that was subsequently waived by the lenders. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by the Company. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans have been converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual cash interest payments commencing August 15, 2003 at a fixed rate of 10.75% and mature on February 15, 2009.

    The Company's capital expenditures were $2.3 million, $1.8 million, and $3.5 million for the fiscal years ended March 31, 2002, 2001, and 2000, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

    Business acquisition expenditures were $6.1 million, $3.0 million, and $26.1 million for the fiscal years ended March 31, 2002, 2001, and 2000, respectively. Of the $26.1 million in business acquisition expenditures made for the fiscal year ended March 31, 2000, approximately $25.2 million pertained to the acquisitions of Triro, Inc. and Ned's Bookstores. Approximately $14.9 million of capital raised by NBC in fiscal 2000 through the issuance of 284,923 shares of NBC's Class A Common Stock to an HWP affiliate and members of senior management was contributed to the Company to assist in financing the acquisitions of Triro, Inc. and Ned's Bookstores.

    In addition, during fiscal 2001, NBC issued 12,237 shares of its Class A Common Stock to certain of the Company's employees. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 3(b) thereof and Rule 505 of Regulation D promulgated thereunder. Such shares were issued at $52.47 per share ("Founder's Price"). Proceeds from this issuance, which totaled $642,039, were utilized for general operating activities.

      The Company's ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility. The Credit Agreement underlying the Senior Credit Facility was amended on December 20, 2001, effectively to allow up to $20.0 million in additional aggregate acquisition expenditures over the remaining term of the Credit Agreement.

    During fiscal 2002, the Company sold certain assets of two of its college bookstore locations serving the University of Texas in Austin, Texas for approximately $1.1 million, recognizing a gain on disposal of approximately $0.5 million. This gain is presented as an offset to selling, general, and administrative expenses in the Company's statements of operations. Annual combined revenues for these two locations for the year ended March 31, 2001 were approximately $2.4 million. The sale was made to one of the Company's largest wholesale customers, thereby strengthening the long-term relationship with that customer.

    The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). For the year ended March 31, 2002, weighted-average borrowings under the Revolving Credit Facility approximated $14.0 million, with actual borrowings ranging from a low of no borrowings to a high of $43.0 million. Net cash flows from operating activities for the year ended March 31, 2002 were $31.0 million, an increase of $22.2 million from $8.8 million for the year ended March 31, 2001. This increase was primarily attributable to the timing of payments made on accounts and income taxes payable balances, decreases in accounts receivable, and improved operations.

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

Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect the Company's ability to meet its cash obligations for the foreseeable future.

    As of March 31, 2002, the Company could borrow up to $42.5 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at March 31, 2002. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

    The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payments, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt financing or capital contributions.

    The following tables present aggregated information as of March 31, 2002 regarding the Company's contractual obligations and commercial commitments:

                                                     Payments Due by Period
                                   -----------------------------------------------------------
   Contractual                        Less Than         1-3           4-5          After 5
   Obligations          Total          1 Year          Years         Years          Years
------------------ --------------- -------------- -------------- ------------- ---------------
Long-term debt      $ 145,413,145   $  4,476,156   $ 15,932,978   $14,636,932   $ 110,367,079
Capital lease
obligations             2,163,301        111,015        241,406       429,815       1,381,065
Operating leases       34,388,000      7,300,000     10,773,000     7,271,000       9,044,000
                   --------------- -------------- -------------- ------------- ---------------
  Total             $ 181,964,446   $ 11,887,171   $ 26,947,384   $22,337,747   $ 120,792,144
                   =============== ============== ============== ============= ===============


                                           Amount of Commitment Expiration Per Period
                       Total       -----------------------------------------------------------
Other Commercial      Amounts        Less Than          1-3           4-5           Over 5
   Commitments       Committed        1 Year           Years         Years          Years
------------------ --------------- -------------- -------------- ------------- ---------------

Lines of credit     $  50,000,000   $          -   $ 50,000,000   $         -   $           -
                   =============== ============== ============== ============= ===============

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

    In fiscal 2001, the Company entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by NBC. Such agreements included an equity option agreement, a management services agreement, and a technology sale and license agreement. The equity option agreement provides the Company the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc. The option is being accounted for as a cost method investment in accordance with APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. The management services agreement, which is effective for a period of three years, reimburses the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc. and also pays the Company $0.5 million per year for certain shared management and administrative support. Complementary services revenue resulting from the management services agreement is recognized as the services are performed. The technology sale and license agreement provides for the Company to license its E-commerce software capabilities to TheCampusHub.com, Inc. for $0.5 million per year over a period of three years and provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from the Company during that three year period. The license fees are recognized as complementary services revenue over the term of the agreement. For the year ended March 31, 2002, revenues attributable to the management services and technology sale and license agreements totaled $1.0 million, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.8 million.

    Revenues attributable to the management services and technology sale and license agreements were recognized in fiscal 2002 under the anticipation that, if necessary, TheCampusHub.com, Inc. would make a capital call to its shareholders to provide the funding necessary to meet its obligations under the aforementioned agreements. TheCampusHub.com, Inc. reached break-even on a cash flow basis, excluding amounts under the management services and technology sale and license agreements, during its most recent fiscal year. While it remains a viable business and is funding its own operations, it is not currently generating sufficient excess cash flow to fund its obligations under the aforementioned agreements and the remaining capital available from its shareholders is being reserved to fund strategic development opportunities and, if required, ongoing operations. As a result, the Company has established a reserve of approximately $1.0 million on net amounts due from TheCampusHub.com, Inc., which approximated $1.2 million at March 31, 2002. Due to the uncertainty of collecting amounts due from TheCampusHub.com, Inc., future revenues provided for under the management services and technology sale and license agreements will be recognized only upon receipt of payment. The Company continues to benefit from its relationship with TheCampusHub.com, Inc., as the technology developed further enhances the product/service offering of the Company to its wholesale customers.

    In April, 2001, NBC issued 2,621 shares of its Class A Common Stock to the Senior Vice President of Retail Division at a price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765. As of March 31, 2002, notes receivable from stockholders and the associated interest receivable totaled approximately $730,000 and $136,000, respectively. Such notes mature between August, 2002 and January, 2010 and bear interest at rates ranging from 4.99% to 5.25%.

SEASONALITY

    The Company's wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each college semester in August and December. The buying periods for the wholesale operations occur at the end of each college semester in late December and May. The primary selling periods for the bookstore operations are in September and January. In fiscal 2002, approximately 43% of the Company's annual revenues were earned in the second fiscal quarter (July-September), while approximately 29% of the Company's annual revenues were earned in the fourth fiscal quarter (January-March). Accordingly, the Company's working capital requirements fluctuate throughout the year, increasing substantially at the end of each college semester, in May and December, as a result of the buying periods. The Company funds its working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

    In June, 2001 the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on its financial statements. In August, 2001 the Financial Accounting Standards Board issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF

LONG-LIVED ASSETS. This standard addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.

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


      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Financial Accounting Standards Board has issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. This standard requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company utilizes derivative financial instruments solely to manage the risk that changes in interest rates will affect the amount of its future interest payments on the Tranche A and Tranche B Loans and adopted SFAS No. 133 effective April 1, 2001. See further discussion regarding SFAS No. 133 in Item 8, "Financial Statements and Supplementary Data".

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $147.6 million in total indebtedness outstanding at March 31, 2002, approximately $34.9 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans have been converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of March 31, 2002 was approximately $22.4 million. Such notional amounts are reduced periodically by amounts equal to the originally-scheduled principal payments on the Tranche A and Tranche B Loans.

    The following table presents quantitative information about the Company's market risk sensitive instruments (the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2002):

                    Fixed Rate Debt          Variable Rate Debt     Variable to Fixed Interest Rate Swaps
                -----------------------  -------------------------  -------------------------------------
                             Weighted-                  Weighted-                          Weighted-
                              Average                    Average                           Average
                  Principal   Interest      Principal    Interest       Notional         Pay/Receive
                 Cash Flows    Rate      Cash Flows (1)    Rate          Amounts             Rates
                ------------ ----------  --------------  ---------  ----------------  -------------------
Fiscal Year
Ended March 31:
  2003            $ 134,332    8.82%      $  4,452,839     5.21%       $ 41,413,542       5.81% / 2.79%
  2004              125,769    8.81%         7,037,966     7.32%         12,275,000       5.81% / 4.51%
  2005              170,468    8.81%         8,840,181     8.24%                  -                  -
  2006              223,258    8.81%        14,569,014     8.69%                  -                  -
  2007              274,475    8.80%                 -        -                   -                  -
  Thereafter    111,748,144    8.88%                 -        -                   -                  -
                ------------  -------      ------------   -------      -------------     -------------
   Total      $ 112,676,446    8.82%      $ 34,900,000     7.01%       $ 53,688,542       5.81% / 3.19%
                ============  =======      ============   =======      =============     =============

   Fair Value $ 109,443,478       -       $ 34,900,000        -        $ (1,618,397)                 -
                ============               ============                =============

(1) Principal cash flows represent scheduled principal payments and are adjusted for anticipated excess cash flow payments and optional prepayments (as defined in the Credit Agreement underlying the Senior
        Credit Facility) to be applied toward principal balances. The excess cash flow payment obligation for fiscal 2002 was subsequently waived by the lenders and therefore is not reflected in such principal cash flows.

    Certain quantitative market risk disclosures have changed significantly since March 31, 2001 as a result of market fluctuations, movement in interest rates, principal payments, and new capital lease obligations. The following table presents summarized market risk information for the years ended March 31, 2002 and 2001:


                                                 March 31,       March 31,
                                                    2002            2001
                                              --------------- ---------------
     Fair Values:
       Fixed rate debt                         $ 109,443,478    $ 95,285,793
       Variable rate debt                         34,900,000      51,187,500
       Interest rate swaps                        (1,618,397)     (1,004,400)

     Overall Weighted-Average Interest Rates:
       Fixed rate debt                                  8.82%           8.76%
       Variable rate debt                               7.01%           7.65%
       Interest rate swaps receive rate                 3.19%           4.77%

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS OF NEBRASKA BOOK COMPANY, INC. FOR THE YEARS ENDED MARCH 31, 2002, 2001, AND 2000

  Independent Auditors' Report................................................28

  Balance Sheets..............................................................29

  Statements of Operations....................................................30

  Statements of Stockholder's Deficit.........................................31

  Statements of Cash Flows....................................................32

  Notes to Financial Statements...............................................33

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Nebraska Book Company, Inc.
Lincoln, Nebraska

    We have audited the accompanying balance sheets of Nebraska Book Company, Inc. (a wholly-owned subsidiary of NBC Acquisition Corp.) as of March 31, 2002 and 2001, and the related statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Nebraska Book Company, Inc. as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Lincoln, Nebraska
May 24, 2002

NEBRASKA BOOK COMPANY, INC.
BALANCE SHEETS
-----------------------------------------------------------------------------------------------
                                                                           March 31,
                                                                    2002               2001
                                                               -------------      -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $ 11,419,277       $  4,409,505
  Receivables                                                    29,384,249         31,368,150
  Inventories                                                    69,908,414         61,834,563
  Recoverable income taxes                                                -            706,408
  Deferred income taxes                                           3,557,325          1,862,166
  Prepaid expenses and other assets                                 498,440            403,700
                                                               -------------      -------------
    Total current assets                                        114,767,705        100,584,492

PROPERTY AND EQUIPMENT, net of depreciation & amortization       26,478,915         24,474,887

GOODWILL                                                         29,791,335         26,659,797

IDENTIFIABLE INTANGIBLES, net of amortization                       414,564            481,948

DEBT ISSUE COSTS, net of amortization                             5,403,342          7,036,842

OTHER ASSETS                                                      5,937,710          5,897,647
                                                               -------------      -------------
                                                               $182,793,571       $165,135,613
                                                               =============      =============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                             $ 15,084,077       $ 11,647,964
  Accrued employee compensation and benefits                      8,910,902          6,512,773
  Accrued interest                                                1,547,199          1,466,643
  Accrued incentives                                              3,595,628            981,894
  Accrued expenses                                                1,060,969            964,781
  Income taxes payable                                            3,684,439                  -
  Deferred revenue                                                  432,790            278,982
  Current maturities of long-term debt                            4,476,156          6,308,450
  Current maturities of capital lease obligations                   111,015             29,463
                                                               -------------      -------------
    Total current liabilities                                    38,903,175         28,190,950

LONG-TERM DEBT, net of current maturities                       140,936,989        155,413,140

CAPITAL LEASE OBLIGATIONS, net of current maturities              2,052,286             22,254

OTHER LONG-TERM LIABILITIES                                       1,892,250            238,970

DUE TO PARENT                                                     9,594,899          7,056,815

COMMITMENTS (Note I)

STOCKHOLDER'S DEFICIT:
  Common stock, voting, authorized 50,000 shares of $1.00
  par value; issued and outstanding 100 shares                          100                100
  Additional paid-in capital                                     46,404,474         46,435,726
  Accumulated deficit                                           (56,386,035)       (72,222,342)
  Accumulated other comprehensive loss                             (604,567)                 -
                                                               -------------      -------------
    Total stockholder's deficit                                 (10,586,028)       (25,786,516)
                                                               -------------      -------------

                                                               $182,793,571       $165,135,613
                                                               =============      =============

See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------

                                                       Year Ended March 31,
                                                2002           2001            2000
                                           -------------  -------------   -------------

REVENUES, net of returns                   $338,916,409   $301,668,853    $267,068,923

COSTS OF SALES                              206,975,716    187,098,970     164,984,418
                                           -------------  -------------   -------------

  Gross profit                              131,940,693    114,569,883     102,084,505

OPERATING EXPENSES:
  Selling, general and administrative        84,870,828     74,100,242      65,819,487
  Depreciation                                3,087,234      2,956,135       3,096,013
  Amortization                                  504,468     10,445,766       9,319,993
                                           -------------  -------------   -------------

                                             88,462,530     87,502,143      78,235,493
                                           -------------  -------------   -------------

INCOME FROM OPERATIONS                       43,478,163     27,067,740      23,849,012

OTHER EXPENSES (INCOME):
  Interest expense                           17,189,316     17,486,737      17,469,487
  Interest income                              (399,573)      (615,430)       (355,935)
  Loss on derivative financial instruments      360,445              -               -
                                           -------------  -------------   -------------

                                             17,150,188     16,871,307      17,113,552
                                           -------------  -------------   -------------

INCOME BEFORE INCOME TAXES                   26,327,975     10,196,433       6,735,460

INCOME TAX EXPENSE                           10,491,668      5,857,596       4,844,744
                                           -------------  -------------   -------------

NET INCOME                                 $ 15,836,307   $  4,338,837    $  1,890,716
                                           =============  =============   =============

See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.
STATEMENTS OF STOCKHOLDER'S DEFICIT
--------------------------------------------------------------------------------------------------------

                                                                Accumulated
                                     Additional                    Other
                             Common    Paid-in    Accumulated  Comprehensive               Comprehensive
                             Stock     Capital      Deficit        Loss          Total        Income
                             ------ ------------ ------------- ------------- ------------- -------------
BALANCE, April 1, 1999       $ 100  $30,876,942  $(78,451,895) $          -  $(47,574,853) $          -

  Contributed capital            -   14,953,006             -             -    14,953,006             -

  Net income                     -            -     1,890,716             -     1,890,716     1,890,716
                             ------ ------------ ------------- ------------- ------------- -------------

BALANCE, March 31, 2000        100   45,829,948   (76,561,179)            -   (30,731,131) $  1,890,716
                                                                                           =============

  Contributed capital            -      605,778             -             -       605,778             -

  Net income                     -            -     4,338,837             -     4,338,837     4,338,837
                             ------ ------------ ------------- ------------- ------------- -------------

BALANCE, March 31, 2001        100   46,435,726   (72,222,342)            -   (25,786,516) $  4,338,837
                                                                                           =============

  Contributed capital            -      (31,252)            -             -       (31,252)            -

  Net income                     -            -    15,836,307             -    15,836,307    15,836,307

  Other comprehensive
  loss, net of taxes:

    Cumulative effect of
    adoption of SFAS No.
    133, net of taxes of
    $401,760                     -            -             -      (602,640)     (602,640)     (602,640)

    Unrealized losses on
    interest rate swap
    agreements, net of
    taxes of $1,285              -            -             -        (1,927)       (1,927)       (1,927)

                             ------ ------------ ------------- ------------- ------------- -------------

BALANCE, March 31, 2002      $ 100  $46,404,474  $(56,386,035) $   (604,567) $(10,586,028) $ 15,231,740
                             ====== ============ ============= ============= ============= =============

See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------


                                                                        Year Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                             2002         2001          2000
                                                              ------------ ------------ -------------
  Net income                                                  $15,836,307  $ 4,338,837  $  1,890,716
  Adjustments to reconcile net income to net cash
  flows from operating activities:
    Provision for losses on accounts receivable                 1,629,704      434,070       140,927
    Depreciation                                                3,087,234    2,956,135     3,096,013
    Amortization                                                2,137,968   11,814,114    10,692,176
    Noncash interest expense from derivative
      financial instruments                                       250,340            -             -
    Loss on derivative financial instruments                      360,445            -             -
    (Gain) Loss on disposal of assets                            (482,810)      59,627        18,044
    Deferred income taxes                                        (500,000)  (1,351,000)     (773,000)
    Changes in operating assets and liabilities, net of
    effect of acquisitions/disposals:
      Receivables                                                 309,193   (7,618,872)   (3,330,361)
      Inventories                                              (6,554,490)     354,360    (4,665,275)
      Recoverable income taxes                                    706,408     (706,408)      319,630
      Prepaid expenses and other assets                           (94,740)      23,602        84,054
      Other assets                                               (683,573)     (85,526)      797,705
      Accounts payable                                          3,436,113   (4,497,902)    5,318,621
      Accrued employee compensation and benefits                2,398,129      211,662     2,231,461
      Accrued interest                                             80,556      117,419       (77,285)
      Accrued incentives                                        2,613,734      856,541       (64,075)
      Accrued expenses                                             96,188      271,867       197,200
      Income taxes payable                                      3,684,439     (553,893)      552,928
      Deferred revenue                                            153,808     (273,269)      175,695
      Other long-term liabilities                                  34,883       36,739        11,157
      Due to parent                                             2,538,084    2,450,624     2,328,925
                                                              ------------ ------------ -------------
        Net cash flows from operating activities               31,037,920    8,838,727    18,945,256

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          (2,276,892)  (1,759,010)   (3,542,471)
  Bookstore acquisitions, net of cash acquired                 (6,109,599)  (2,975,332)  (26,072,155)
  Proceeds from sale of bookstores                              1,139,400            -             -
  Proceeds from sale of property and equipment and other           49,487      144,834        65,197
  Software development costs                                     (418,463)    (403,996)     (694,830)
                                                              ------------ ------------ -------------
        Net cash flows from investing activities               (7,616,067)  (4,993,504)  (30,244,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred financing costs                                              -            -       (32,478)
  Principal payments on long-term debt                        (16,308,445)  (4,456,324)   (3,079,413)
  Principal payments on capital lease obligations                (117,388)     (72,320)     (177,411)
  Capital contributions                                            13,752      642,039    14,979,532
                                                              ------------ ------------ -------------
        Net cash flows from financing activities              (16,412,081)  (3,886,605)   11,690,230
                                                              ------------ ------------ -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            7,009,772      (41,382)      391,227

CASH AND CASH EQUIVALENTS, Beginning of year                    4,409,505    4,450,887     4,059,660
                                                              ------------ ------------ -------------
CASH AND CASH EQUIVALENTS, End of year                        $11,419,277  $ 4,409,505  $  4,450,887
                                                              ============ ============ =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the year for:
    Interest                                                  $15,224,920  $16,000,970  $ 16,174,589
    Income taxes                                                4,062,737    6,018,273     2,424,436

Noncash investing and financing activities:

  Property acquired through capital lease                       2,228,972            -             -

  Accumulated other comprehensive loss:

    Cumulative effect of adoption of SFAS No. 133,
       net of income taxes                                       (602,640)           -             -
    Unrealized losses on interest rate swap
       agreements, net of income taxes                             (1,927)           -             -
    Deferred tax asset resulting from
       accumulated other comprehensive loss                      (403,045)           -             -

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

    The Company participates in the college bookstore industry primarily by providing used textbooks to college bookstore operators, by operating its own college bookstores, by providing distance education products and services, and by providing proprietary college bookstore information systems and consulting services.

    On February 13, 1998, NBC consummated a Merger Agreement among a newly created corporation controlled and owned by affiliates of Haas Wheat & Partners, L.P. ("HWP"), NBC and certain shareholders of NBC pursuant to which the Company's outstanding debt and NBC's stock were restructured (the "Recapitalization"). As the new investor did not acquire substantially all of the common stock of NBC, a new basis of accounting was not established in connection with the Recapitalization, resulting in a negative charge to retained earnings of approximately $75.3 million. The Company obtained approximately $170.0 million in new debt financing in conjunction with the Recapitalization and capitalized debt issue costs of approximately $11.3 million associated with such new debt financing.

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

    SHIPPING AND HANDLING FEES AND COSTS: Amounts billed to a customer for shipping and handling have been classified as revenues in the statements of operations and approximated $4.4 million, $2.9 million, and $2.2 million for the years ended March 31, 2002, 2001, and 2000, respectively. Shipping and handling costs are included in operating expenses in the statements of operations and approximated $8.0 million, $6.8 million, and $5.8 million for the years ended March 31, 2002, 2001, and 2000, respectively.

    ADVERTISING: Advertising costs are expensed as incurred and approximated $2.7 million, $2.2 million, and $2.3 million for the years ended March 31, 2002, 2001, and 2000, respectively.

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

    INVENTORIES: Inventories are stated at the lower of cost or market. Inventories for wholesale operations are determined on the weighted-average cost method. The Company's college bookstore operations value new textbook and non-textbook inventories using the retail inventory method (first-in, first-out cost basis). Other inventories are determined on the first-in, first-out cost method.

    PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is determined using a combination of the straight-line and accelerated methods. The majority of property and equipment have useful lives of five to seven years, with the exception of buildings which are depreciated over 39 years.

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

    Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company's proprietary college bookstore information systems are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized over the lesser of five years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted cash flows. Software costs capitalized pertaining to WinPRISM, the Company's new Windows-based product, approximated $1.2 million, $1.1 million, and $0.8 million at March 31, 2002, 2001, and 2000, respectively. Certain WinPRISM functionalities have been completed and released to the general public. Amortization of the capitalized costs associated with such functionalities totaled $0.3 million and $0.1 million for the fiscal years ended March 31, 2002 and 2001, respectively. During fiscal 2000, the Company also capitalized and amortized approximately $0.3 million associated with the development of WebPRISM, which was licensed to TheCampusHub.com, Inc. in fiscal 2001 (see Note P to the financial statements).

    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS: Goodwill and other identifiable intangible assets were acquired through the acquisition of 100% of the stock of the Company effective September 1, 1995, and the acquisition of various bookstore operations and other businesses. Goodwill and intangible assets with indefinite useful lives are not amortized but rather tested at least annually for impairment. The test for impairment of goodwill is a two-step process that identifies potential impairment and then measures the amount of such impairment to be recorded in the financial statements. The test for impairment of intangible assets with indefinite useful lives consists of comparing the fair value of the intangible asset with its carrying amount, recognizing any excess carrying value as an impairment loss. Intangible assets with finite useful lives continue to be amortized on a straight-line basis over useful lives of 2-3 years. There were no impairment losses recognized during fiscal 2002.

    DEBT ISSUE COSTS: The costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line basis over the lives of the related debt. Accumulated amortization of such costs as of March 31, 2002 and 2001 was approximately $5.9 million and $4.3 million, respectively.

    In April, 2002 the Financial Accounting Standards Board issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS. In part, this standard rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The Company early-adopted this standard in fiscal 2002, recording the write-off of approximately $0.3 million in unamortized debt issue costs related to the $10.0 million optional prepayment of Tranche A and Tranche B Loans as additional amortization expense.

    DERIVATIVE FINANCIAL INSTRUMENTS: Interest rate swap agreements are utilized by the Company to reduce exposure to fluctuations in the interest rates on its variable rate debt. Such agreements are recorded in the balance sheet at fair value. Changes in the fair value of the agreements are recorded in earnings or other comprehensive income (loss), based on whether the agreements are designated as part of the hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to the Company's variable rate debt.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2002 and 2001, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities, was approximately $144.3 million and $146.5 million as of March 31, 2002 and 2001, respectively, as determined primarily by quoted market values. The fair value of the interest rate swap agreements (see note J) approximated $(1.6) million and $(1.0) million as of March 31, 2002 and 2001 using quotes from brokers and represents the Company's loss on settlement if the existing agreements had been settled on that date.

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

    COMPREHENSIVE INCOME: Comprehensive income includes net income and other comprehensive losses. For the year ended March 31, 2002, other comprehensive losses consisted of the cumulative effect of adoption of SFAS No. 133 and unrealized losses on interest rate swap agreements, net of taxes.

    ACCOUNTING STANDARDS NOT YET ADOPTED: In June, 2001 the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on the financial statements. In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This standard addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on the financial statements.

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

    Effective November 12, 1999, the Company acquired certain assets and liabilities of Michigan College Book Company, Inc. and Ned's Berkeley Book Company, Inc. (collectively referred to as "Ned's Bookstores"), an independent college bookstore operation with 11 retail bookstores located in Michigan and California, for approximately $10.2 million, net of cash acquired. The Company accounted for this acquisition under the purchase method of accounting. Excess cost over fair value of net assets acquired of approximately $7.8 million has been recorded as goodwill. The results of operations for Ned's Bookstores have been included in the results of the Company from the date of acquisition. The acquisition of Ned's Bookstores was funded in part through a $4.6 million capital contribution from NBC to the Company. NBC raised the $4.6 million in capital through the sale of 87,922 shares of its Class A Common Stock to certain shareholders, including an affiliate of HWP and members of senior management on December 6, 1999. The remaining funding was provided through available cash funds.

    Effective June 4, 1999, the Company acquired all of the outstanding common stock of Triro, Inc., an independent college bookstore operation with 17 retail bookstores located in Texas, New Mexico, and Arizona, for approximately $15.0 million, net of cash acquired. The Company accounted for this acquisition under the purchase method of accounting. Excess cost over fair value of net assets acquired of approximately $9.3 million has been recorded as goodwill. The results of operations for Triro, Inc. have been included in the results of the Company from the date of acquisition. The acquisition of Triro, Inc. was funded in part through a $10.3 million capital contribution from NBC to the Company. NBC raised the $10.3 million in capital through the sale of 197,001 shares of its Class A Common Stock to certain shareholders, including an affiliate of HWP and members of senior management. The remaining funding was provided through available cash funds and borrowings under the Company's revolving credit facility.

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


    Additionally, the Company from time to time acquires bookstore operations which generally are not material in their impact to the Company. The purchase generally involves paying cash for the inventory and fixed assets, as well as an amount for goodwill. In fiscal 2002 and 2001, the Company acquired ten and four such bookstore operations, respectively.

D.  RECEIVABLES

    Receivables are summarized as follows:

                                                     March 31,
                                            ---------------------------
                                                2002           2001
                                            ------------   ------------
   Trade  receivables, less allowance for
     doubtful accounts of $429,803
     and $407,033 at March 31, 2002 and
     2001, respectively                      $15,096,134    $14,739,915
   Receivables from book publishers
     for returns                               9,333,134     11,971,106
   Advances for book buy-backs                 2,162,439      1,784,687
   Computer finance agreements,
     current portion                             352,286        128,544
   Related party receivables, less
     allowance for doubtful accounts
     of $1.0 million at March 31, 2002           337,561        680,728
   Other                                       2,102,695      2,063,170
                                             -----------    -----------
                                             $29,384,249    $31,368,150
                                             ===========    ===========

   Trade receivables include the effect of estimated product returns. The amount of estimated product returns at March 31, 2002 and 2001 was approximately $6.0 million and $2.7 million, respectively.

E.  INVENTORIES

    Inventories are summarized as follows:

                                                      March 31,
                                              -------------------------
                                                  2002          2001
                                              -----------   -----------
           Wholesale                          $30,256,654   $26,150,304
           College bookstores                  32,607,768    31,348,415
           Other                                7,043,992     4,335,844
                                              -----------   -----------
                                              $69,908,414   $61,834,563
                                              ===========   ===========

    Wholesale inventories include the effect of estimated product returns. The amount of estimated product returns at March 31, 2002 and 2001 was approximately $2.7 million and $1.4 million, respectively.

    General and administrative costs associated with the storage and handling of inventory totaled approximately $6.5 million and $5.6 million for the years ended March 31, 2002 and 2001, respectively, of which approximately $1.9 million and $1.6 million was capitalized into inventory at March 31, 2002 and 2001, respectively.

F.  PROPERTY AND EQUIPMENT

    A summary of the cost of property and equipment follows:

                                                             March 31,
                                                  ------------------------------
                                                        2002            2001
                                                  --------------  --------------
   Land                                            $  2,408,999    $  2,412,818
   Buildings and improvements                        17,002,181      14,733,218
   Leasehold improvements                             6,526,231       6,100,691
   Furniture and fixtures                             5,361,476       4,737,487
   Information systems                               10,786,038       9,277,060
   Automobiles and trucks                               321,476         386,074
   Machinery                                            450,510         465,878
   Projects in process                                  204,521          40,929
                                                  --------------  --------------
                                                     43,061,432      38,154,155
   Less:  Accumulated depreciation &
   amortization                                     (16,582,517)    (13,679,268)
                                                  --------------  --------------
                                                   $ 26,478,915    $ 24,474,887
                                                  ==============  ==============

G.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES

    On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement addresses how goodwill and other intangible assets should be accounted for in the financial statements upon acquisition and subsequent thereto. The Company has elected early adoption of the provisions of this statement beginning April 1, 2001.

    During the fiscal year ended March 31, 2002, the Company acquired ten college bookstore locations in three separate transactions, none of which was material to the Company's financial statements. In May of 2001, the Company acquired certain assets of a privately owned bookstore serving Western Washington University. In June of 2001, the Company acquired certain assets of bookstores serving the University of Florida, the University of Oklahoma, North Carolina State University, the University of Central Florida, Radford University, and Chadron State College. In March of 2002, NBC acquired certain assets of a privately owned bookstore serving the University of California - Berkeley. The total purchase price, net of cash acquired, of such acquisitions was approximately $6.1 million, of which approximately $0.2 million was assigned to covenants not to compete with amortization periods ranging between two and three years and approximately $3.3 million was assigned to tax-deductible goodwill.

    Also during the fiscal year ended March 31, 2002, the Company sold inventory and certain property, plant and equipment located at two of its college bookstore locations serving the University of Texas for approximately $1.1 million, recognizing a gain on disposal of approximately $0.5 million. Included in the calculation of such gain was $0.2 million of goodwill associated with these two bookstores. This gain is presented as an offset to selling, general, and administrative expenses in the Company's statements of operations.

    The following table presents certain financial information assuming that amortization expense associated with goodwill was excluded for all periods presented:

                                                                     Year Ended March 31,
                                                           2002            2001           2000
                                                      --------------  -------------- -------------
     Net Income:
       Net income, as reported                         $ 15,836,307    $  4,338,837   $ 1,890,716
       Add:  Goodwill amortization                                -      10,169,697     8,951,269
       Deduct:  Tax benefit of goodwill amortization              -      (2,364,766)   (1,805,387)
                                                      --------------  -------------- -------------
       Net income, as adjusted                         $ 15,836,307    $ 12,143,768   $ 9,036,598
                                                      ==============  ============== =============

    The following table presents the total carrying amount of goodwill, by reportable segment, as of March 31, 2002 and 2001, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from NBC Acquisition Corp.'s ("NBC") acquisition of the Company on September 1, 1995. As is the case with a significant portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                                         March 31,
                                                    2002           2001
                                               -------------- --------------

       College bookstore operations             $ 13,020,761   $  9,889,223
       Complementary services                              -              -
                                               -------------- --------------
         Total for reportable segments            13,020,761      9,889,223
       Corporate administration                   16,770,574     16,770,574
                                               -------------- --------------
         Total goodwill                         $ 29,791,335   $ 26,659,797
                                               ============== ==============


    Identifiable intangible assets, net of amortization expense of approximately $0.2 million and $0.1 million as of March 31, 2002 and 2001, respectively, were not material.

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

    The Revolving Credit Facility expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at March 31, 2002 was approximately $42.5 million. The Revolving Credit Facility was unused at March 31, 2002.

    The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Company's Revolving Credit Facility for the years ended March 31, 2002 and 2001 were approximately $14.0 million and $15.3 million at an average rate of 7.8% and 10.7%, respectively.

    The Senior Credit Facility is collateralized by substantially all of the assets of the Company and its parent, NBC. Additionally, NBC has guaranteed the prompt and complete payment and performance of the Company's obligations under the Senior Credit Facility. The Senior Credit Facility also stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as amended, shall be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. An optional prepayment of $10.0 million was made on March 29, 2002 and applied towards the Tranche A Loan and Tranche B Loan in accordance with the Credit Agreement. There was also an excess cash flow payment obligation at March 31, 2002 of approximately $3.1 million that was subsequently waived by the lenders.

    Additional funding of the Recapitalization included the proceeds of $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes") and the issuance by NBC of senior discount debentures (the "Senior Discount Debentures").

    Borrowings consist of the following:

                                                        March 31,
                                             -------------------------------
                                                  2001             2000
                                             -------------    --------------
   Tranche A Loan, due March 31, 2004,
     quarterly principal payments, plus
     interest at a floating rate based
     on Eurodollar rate plus 2.25%
     (4.24% and 7.20% at March
     31, 2002 and 2001, respectively)        $ 11,095,713      $ 20,062,500

   Tranche B Loan, due March 31, 2006,
     quarterly principal payments, plus
     interest at a floating rate based
     on Eurodollar rate plus 2.50%
     (4.49% and 7.45% at March 31,
     2002 and 2001, respectively)              23,804,287        31,125,000

   Senior subordinated notes, unsecured,
     due February 15, 2008, semi-annual
     interest  payments at a fixed rate
     of 8.75%                                 110,000,000       110,000,000

   Mortgage note payable with an insurance
     company  assumed with the acquisition
     of a bookstore facility, due
     December 1, 2013, monthly payments of
     $6,446 including interest at 10.75%          513,145           534,090
                                             -------------     ------------
                                              145,413,145       161,721,590
   Less current maturities                     (4,476,156)       (6,308,450)
                                             -------------     -------------
                                             $140,936,989      $155,413,140
                                             =============     =============

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

    At March 31, 2002, the aggregate maturities of long-term debt for the next five years were as follows:

   Fiscal Year
   -----------
   2003                              $ 4,476,156
   2004                                7,063,916
   2005                                8,869,062
   2006                               14,601,158
   2007                                   35,774

I.  LEASE OBLIGATIONS

    In conjunction with two bookstores acquired in June of 2001, the Company entered into two bookstore facility leases that qualified as capital leases. Such leases expire in fiscal 2012 and both contain two five-year options to renew. Additionally, the Company is obligated under various capital leases for certain equipment that expire at various dates through 2003. Capitalized leased property and equipment included in property and equipment was approximately $2.0 million at March 31, 2002, net of accumulated depreciation.

    The Company leases bookstore facilities and data processing equipment under noncancelable operating leases expiring at various dates through fiscal 2015, many of which contain options to renew for periods of up to ten years. Certain of the leases are based on a percentage of sales, ranging from 3.0% to 10.0%.

    Future minimum capital lease payments and aggregate minimum lease payments under noncancelable operating leases for the years ending March 31 are as follows:

                                          Capital     Operating
   Year                                   Leases        Leases
   ----                                ------------  ------------
   2003                                 $  359,843   $ 7,300,000
   2004                                    336,752     5,998,000
   2005                                    364,814     4,775,000
   2006                                    394,982     4,081,000
   2007                                    417,432     3,190,000
   Thereafter                            1,753,917     9,044,000
                                       ------------  ------------
   Total minimum lease payments          3,627,740   $34,388,000
                                                     ============
   Amount representing interest at
     11.8%                              (1,464,439)
                                       ------------
   Present value of minimum lease
     payments                          $ 2,163,301
                                       ============

    Total rent expense for the years ended March 31, 2002, 2001, and 2000 was approximately $10.6 million, $9.6 million, and $8.2 million, respectively. Percentage rent expense for the years ended March 31, 2002, 2001, and 2000 was approximately $2.5 million, $2.0 million, and $1.8 million, respectively.

J.  DERIVATIVE FINANCIAL INSTRUMENTS

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

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $147.6 million in total indebtedness outstanding at March 31, 2002, $34.9 million is subject to fluctuations in the Eurodollar interest rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans have been converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of March 31, 2002 was approximately $22.4 million. Such notional amounts are reduced periodically by amounts equal to the originally-scheduled principal payments on the Tranche A and Tranche B Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

    The interest rate swap agreements qualify as cash flow hedge instruments if the following criteria are met:

(1) Formal documentation of the hedging relationship and the Company's risk management objective and strategy for undertaking the hedge occur at the inception of the agreements.

(2) The interest rate swap agreements are expected to be highly effective in offsetting the change in the value of the interest payments attributable to the Company's Tranche A and Tranche B Loans.

    The Company estimates the effectiveness of the interest rate swap agreements utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreements is compared to the fair value of hypothetical swap agreements that have the same critical terms as the Tranche A and Tranche B Loans, including notional amounts and repricing dates. To the extent that the agreements are not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreements and any subsequent changes in such fair value are immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreements are considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreements are immediately recognized in earnings as interest expense.

    The interest rate swap agreements are reflected at fair value in the Company's balance sheets (as "other long-term liabilities") and the related gains or losses on these agreements are generally recorded in stockholders' deficit, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive loss are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. The net effect of this accounting on the Company's results of operations is that interest expense on the Tranche A and Tranche B Loans is generally being recorded based on fixed interest rates. The fair value of the interest rate swap agreements reflected in other long-term liabilities at March 31, 2002 approximated $1.6 million.

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

    As a result of the aforementioned $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the Tranche A and Tranche B Loans at March 31, 2002 represents the portion of the agreements that no longer qualify for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualify for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the Tranche A and Tranche B Loans. The fair value allocated to the portion of the interest rate swap agreements that no longer qualify for hedge accounting was immediately recognized in the Company's results of operations as a loss on derivative financial instruments and totaled approximately $0.4 million. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, will also be recognized as a gain or loss on derivative financial instruments in the statements of operations.

    As of March 31, 2002, the fair value of the portion of the interest rate swap agreements that were redesignated as hedging instruments on March 29, 2002 declined by approximately $0.2 million. The net loss resulting from ineffectiveness attributable to this portion of the interest rate swap agreements for the year ended March 31, 2002 recorded as interest expense was approximately $0.2 million.

    Changes in the fair value of the interest rate swap agreements are reflected in the statements of cash flows as either "noncash interest expense from derivative financial instruments", "loss on derivative financial instruments", or as noncash investing and financing activities.

K.  INCOME TAXES

    The provision (benefit) for income taxes consists of:

                                                Year Ended March 31,
                                     -----------------------------------------
                                         2002           2001          2000
                                     -----------     -----------   -----------
       Current:
         Federal                     $ 9,311,719     $ 6,107,168   $ 4,524,517
         State                         1,679,949       1,101,428     1,093,227
       Deferred                         (500,000)     (1,351,000)     (773,000)
                                     -----------     -----------   -----------

                                     $10,491,668     $ 5,857,596   $ 4,844,744
                                     ===========     ===========   ===========


    The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before income taxes:

                                                  Year Ended March 31,
                                         -------------------------------------
                                            2002           2001         2000
                                         ---------      ---------     --------
   Statutory rate                          35.0%          34.0%         34.0%
   State income tax effect                  4.0            5.7           9.5
   Amortization of goodwill                   -           14.2          22.4
   Change in estimate of income tax
     liabilities                            0.4            2.4           3.7
   Other                                    0.4            1.1           2.3
                                         ---------      ---------     --------
                                           39.8%          57.4%         71.9%
                                         =========      =========     ========

The components of the deferred tax assets consist of the following:

                                                 March 31,
                                        --------------------------
                                            2002           2001
                                        -----------    -----------
   Deferred income tax assets
   (liabilities),
     current:
     Vacation accruals                  $  532,816     $  484,173
     Inventory                              69,490        544,378
     Allowance for doubtful accounts       542,753        154,510
     Product returns                     1,237,730        480,069
     Incentive programs                  1,312,059        321,784
     Other                                (137,523)      (122,748)
                                        -----------    -----------
                                         3,557,325      1,862,166
                                        -----------    -----------
   Deferred income tax assets,
   noncurrent:
     Deferred compensation agreements      103,955         90,713
     Book over tax goodwill
     amortization                        1,843,312      2,967,716
     Covenant not to compete             1,384,571      1,468,568
     Unrealized losses on derivatives      403,045              -
                                        -----------    -----------
                                         3,734,883      4,526,997
                                        -----------    -----------
                                        $7,292,208     $6,389,163
                                        ===========    ===========

    The non-current portion of deferred tax assets is classified in other assets.

L.  RETIREMENT PLAN

    The Company participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a sponsor base contribution in addition to a limited matching feature. The sponsor contributions for the years ended March 31, 2002, 2001, and 2000 were approximately $0.9 million, $0.8 million, and $0.8 million, respectively.

M. DEFERRED COMPENSATION

    The Company has a non-qualified deferred compensation plan for selected employees. This plan allows participants to voluntarily elect to defer portions of their current compensation. The amounts can be distributed upon either death or voluntary/involuntary resignation or termination. Interest is accrued at the prime rate adjusted semi-annually on January 1 and July 1 and is compounded as of March 31. The liability for the deferred compensation is included in other long-term liabilities and approximated $0.3 million and $0.2 million as of March 31, 2002 and 2001, respectively.

N.  STOCK-BASED COMPENSATION

    NBC has two stock-based compensation plans established to provide for the granting of options to purchase NBC Class A Common Stock. Details regarding each of the plans in effect are as follows:

    1998 PERFORMANCE STOCK OPTION PLAN - This plan provides for the granting of options to purchase 52,000 shares of NBC's Class A Common Stock to selected members of senior management of NBC and its affiliates. All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. NBC will grant a portion of the available options in fiscal years 1999-2002 upon the attainment of pre-established financial targets. Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. The options have an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2002, there were 11,229 options available for grant under the plan.

    1998 STOCK OPTION PLAN - This plan provides for the granting of options to purchase 31,000 shares of NBC's Class A Common Stock to selected employees, officers, and directors of NBC and its affiliates. All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. NBC will grant such options at the discretion of a committee designated by the Board of Directors (the Committee). Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Incentive stock options have an exercise price of not less than fair market value on the date the options are granted, while the Committee determines the exercise price for nonqualified options, which may be below fair market value, at the time of grant. All options expire ten years from the date of grant. At March 31, 2002, there were 3,906 options available for grant under the plan.

    No compensation cost was recognized for the options granted to employees in fiscal 2002, 2001, and 2000 as the exercise price was greater than the estimated fair value (including a discount for the holder's minority interest position and illiquidity of the Class A Common Stock) of the Company's Class A Common Stock on the date of grant. In fiscal 2002, the estimated fair value was based upon an independent valuation of the Class A Common Stock performed during fiscal 2002.

    A summary of the Company's stock-based compensation activity related to stock options for each of the plans for the three years ended March 31, 2002 is as follows:

                                                              Year Ended March 31,
                                               2002                    2001                   2000
                                     ----------------------- ----------------------  ---------------------
                                                 Weighted-               Weighted-              Weighted-
                                                  Average                 Average                Average
                                                  Exercise               Exercise               Exercise
                                       Number      Price       Number      Price      Number      Price
                                     ----------- ----------- ----------- ----------  ---------- ----------

1998 Performance Stock Option Plan:
   Outstanding - beginning of year       22,530      $52.47       9,530     $52.47       9,530     $52.47
   Granted                               18,241       52.47      13,000      52.47           -          -
   Expired/terminated                         -           -           -          -           -          -
   Exercised                                  -           -           -          -           -          -
                                     ----------- ----------- ----------- ----------  ---------- ----------
   Outstanding - end of year             40,771      $52.47      22,530     $52.47       9,530     $52.47
                                     =========== =========== =========== ==========  ========== ==========

     There were 20,592, 10,398, and 4,765 options exercisable at March 31, 2002,
     2001, and 2000, respectively, with a weighted-average exercise price per option of $52.47. All options outstanding at March 31, 2002 have an exercise price of
     $52.47 per option and a weighted-average remaining contractual life of 8.4 years.

                                                             Year Ended March 31,
                                              2002                    2001                   2000
                                     ----------------------- ----------------------  ---------------------
                                                 Weighted-               Weighted-              Weighted-
                                                  Average                 Average                Average
                                                  Exercise               Exercise               Exercise
                                       Number      Price       Number      Price      Number      Price
                                     ----------- ----------- ----------- ----------  ---------- ----------

1998 Stock Option Plan:
   Outstanding - beginning of year       28,094      $52.47      24,694     $52.47      13,200     $52.47
   Granted                                    -           -       3,400      52.47      11,594      52.47
   Expired/terminated                    (1,000)      52.47           -          -        (100)     52.47
   Exercised                                  -           -           -          -           -          -
                                     ----------- ----------- ----------- ----------  ---------- ----------
   Outstanding - end of year             27,094      $52.47      28,094     $52.47      24,694     $52.47
                                     =========== =========== =========== ==========  ========== ==========

     There were 22,596, 16,472, and 9,448 options exercisable at March 31, 2002,
     2001, and 2000, respectively, with a weighted-average exercise price per option of $52.47. All options outstanding at March 31, 2002 have an exercise price of
     $52.47 per option and a weighted-average remaining contractual life of 7.2 years.

    If the Company accounted for its stock-based compensation using the fair value method prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED
COMPENSATION, the weighted-average grant-date fair value of options granted under the 1998 Performance Stock Option Plan in fiscals 2002 and 2001 would have been $2.83 and $7.37 per option, respectively. The weighted-average grant-date fair value of options granted under the 1998 Stock Option Plan in fiscals 2001 and 2000 would have been $7.68 and $9.26 per option, respectively. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                              Year Ended        Year Ended        Year Ended
                            March 31, 2002    March 31, 2001    March 31, 2000
                           -----------------  ----------------  ----------------

  Risk-free interest rate       3.71%             6.26%             6.06%
  Dividend yield                   -                 -                 -
  Expected volatility           1.00%             1.00%             1.00%
  Expected life (years)          1.5               3.0               3.0


    The  pro  forma  impact  on  net  income  of  accounting   for   stock-based
compensation using the fair value method required by SFAS 123 is as follows:

                                             Year Ended March 31,
                                   2002            2001            2000
                               -------------   -------------   ------------
  Net income:
     As reported                $15,836,307     $ 4,338,837     $ 1,890,716
     Pro forma                   15,784,963       4,266,002       1,825,059


O.  SEGMENT INFORMATION

    The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 108 college bookstores as of March 31, 2002 located on or adjacent to college campuses. The complimentary services segment includes book-related services such as a centralized buying service, distance education materials, and computer hardware and software.

    The accounting policies of the Company's segments are the same as those described in the summary of significant accounting policies in Note B. The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, intangibles, and other assets), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss and assets on a segment basis for the three years ended March 31, 2002.

                                                             College
                                             Wholesale       Bookstore     Complimentary
                                             Operations      Operations       Services         Total
                                           -------------   -------------   -------------   -------------
Year ended March 31, 2002:
  External customer revenues               $ 101,596,353   $ 200,850,901    $ 36,469,155   $ 338,916,409
  Intersegment revenues                       21,297,428         548,747       1,623,936      23,470,111
  Depreciation and amortization expense          246,825       2,089,677         544,582       2,881,084
  Income before interest and taxes            31,044,127      20,309,602         151,753      51,505,482
  Total assets                                34,153,681      51,033,959      10,051,447      95,239,087

Year ended March 31, 2001:
  External customer revenues               $  93,922,712   $ 182,479,980    $ 25,266,161   $ 301,668,853
  Intersegment revenues                       19,084,092         376,020       1,381,290      20,841,402
  Depreciation and amortization expense          293,408       9,429,428       1,475,914      11,198,750
  Income (loss) before interest and taxes     27,241,116       9,206,616      (1,402,666)     35,045,066
  Total assets                                29,771,356      45,626,064       6,449,572      81,846,992

Year ended March 31, 2000:
  External customer revenues               $  91,260,331   $ 157,896,805    $ 17,911,787   $ 267,068,923
  Intersegment revenues                       16,814,190         180,064       2,806,006      19,800,260
  Depreciation and amortization expense          321,936       7,444,799       2,280,512      10,047,247
  Income (loss) before interest and taxes     24,832,679       9,588,784      (2,449,321)     31,972,142
  Total assets                                28,636,070      50,048,978       7,737,641      86,422,689

    The following table reconciles segment information presented above with information as presented in the Company's financial statements for the three years ended March 31, 2002.

                                                   Year Ended March 31,
                                            2002          2001         2000
                                       ------------- ------------- -------------
Revenues:
  Total for reportable segments        $362,386,520  $322,510,255  $286,869,183
  Elimination of intersegment revenues  (23,470,111)  (20,841,402)  (19,800,260)
                                       ------------- ------------- -------------
    Financial statement total          $338,916,409  $301,668,853  $267,068,923
                                       ============= ============= =============

Depreciation and Amortization Expense:
  Total for reportable segments        $  2,881,084  $ 11,198,750  $ 10,047,247
  Corporate administration                  710,618     2,203,151     2,368,759
                                       ------------- ------------- -------------
    Financial statement total          $  3,591,702  $ 13,401,901  $ 12,416,006
                                       ============= ============= =============

Income Before Income Taxes:
  Total for reportable segments        $ 51,505,482  $ 35,045,066  $ 31,972,142
  Corporate administrative costs         (8,027,319)   (7,977,326)   (8,123,130)
                                       ------------- ------------- -------------
                                         43,478,163    27,067,740    23,849,012
  Interest expense, net                 (16,789,743)  (16,871,307)  (17,113,552)
  Loss on derivative financial
  instruments                              (360,445)            -             -
                                       ------------- ------------- -------------
    Income before income taxes         $ 26,327,975  $ 10,196,433  $  6,735,460
                                       ============= ============= =============

Total Assets:
  Total for reportable segments        $ 95,239,087  $ 81,846,992  $ 86,422,689
  Assets not allocated to segments:
    Cash and cash equivalents             6,798,602         1,177           224
    Receivables                          23,438,968    26,829,423    20,923,250
    Recoverable income taxes                      -       706,408             -
    Deferred income taxes                 3,557,325     1,862,166     1,598,793
    Property and equipment, net          26,478,915    24,474,887    25,760,825
    Goodwill                             16,770,574    16,770,574    18,567,418
    Debt issue costs, net                 5,403,342     7,036,842     8,405,190
    Other assets                          4,608,318     5,203,444     3,994,606
    Other                                   498,440       403,700       427,302
                                       ------------- ------------- -------------
      Financial statement total        $182,793,571  $165,135,613  $166,100,297
                                       ============= ============= =============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.


P.  RELATED PARTY TRANSACTIONS

      In fiscal 2001, the Company entered into several agreements related to its WebPRISM and CampusHub E-commerce software capabilities with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. Such agreements included an equity option agreement, a management services agreement, and a technology sale and license agreement.

    The equity option agreement provides the Company the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc. The option is being accounted for as a cost method investment in accordance with APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. The management services agreement, which is effective for a period of three years, reimburses the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc. and also pays the Company $0.5 million per year for certain shared management and administrative support. Complementary services revenue resulting from the management services agreement is recognized as the services are performed. The technology sale and license agreement provides for the Company to license its E-commerce software capabilities to TheCampusHub.com, Inc. for $0.5 million per year over a period of three years and provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from the Company during that three year period. The license fees are recognized as complementary services revenue over the term of the agreement. For the year ended March 31, 2002, revenues attributable to the management services and technology sale and license agreements totaled $1.0 million, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.8 million.

    Revenues attributable to the management services and technology sale and license agreements were recognized in fiscal 2002 under the anticipation that, if necessary, TheCampusHub.com, Inc. would make a capital call to its shareholders to provide the funding necessary to meet its obligations under the aforementioned agreements. TheCampusHub.com, Inc. reached break-even on a cash flow basis, excluding amounts under the management services and technology sale and license agreements, during its most recent fiscal year. While it remains a viable business and is funding its own operations, it is not currently generating sufficient excess cash flow to fund its obligations under the aforementioned agreements and the remaining capital available from its shareholders is being reserved to fund strategic development opportunities and, if required, ongoing operations. As a result, the Company has established a reserve of approximately $1.0 million on net amounts due from TheCampusHub.com, Inc., which approximated $1.2 million at March 31, 2002. Due to the uncertainty of collecting amounts due from TheCampusHub.com, Inc., future revenues provided for under the management services and technology sale and license agreements will be recognized only upon receipt of payment. The Company continues to benefit from its relationship with TheCampusHub.com, Inc., as the technology developed further enhances the product/service offering of the Company to its wholesale customers.

    During fiscal 2002, NBC issued 2,621 shares of its Class A Common Stock to the Company's Senior Vice President of Retail Division at the Founder's Price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765 maturing January, 2009 and bearing interest at 5.25% per year. This transaction, which did not involve any public offering, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). During fiscal 2001, NBC issued 12,237 shares of its Class A Common Stock to certain of the Company's employees. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(b) thereof and Rule 505 of Regulation D promulgated thereunder. Such shares were issued at the Founder's Price of $52.47 per share, resulting in total proceeds of $642,039. Proceeds from these issuances were utilized for general operating activities.

       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE.

    There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended March 31, 2002.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The members of the Board of Directors and executive officers of the Company and their ages are as follows:

         NAME           AGE                  POSITION
         ----           ---                  --------
   Robert B. Haas        55  Chairman and Director
   Douglas D. Wheat      52  Director
   Mark W. Oppegard      52  Chief Executive Officer, President and Director
   Barry S. Major        45  Chief Operating Officer
   Alan G. Siemek        41  Chief Financial Officer, Senior Vice President of
                               Finance and Administration, Treasurer, and
                               Assistant Secretary
   William H. Allen      59  Senior Vice President of Wholesale Division
   Robert A. Rupe        54  Senior Vice President of Retail Division
   Michael J. Kelly      44  Senior Vice President of Distance
                               Learning/Marketing Services and Other
                               Complementary Services
   Thomas A. Hoff        54  Vice President of Retail Development
   Larry R. Rempe        54  Vice President of Information Systems
   Kenneth F. Jirovsky   58  Vice President of Development
   Ardean A. Arndt       60  Vice President of Administration and Secretary



   The business experience, principal occupation and employment as well as the periods of service of each of the directors and executive officers of the Company during the last five years are set forth below.

    ROBERT B. HAAS became Chairman and a Director of the Company and NBC upon the consummation of the Recapitalization. Mr. Haas has also served as a Director of TheCampusHub.com, Inc. since its inception in 2000. Mr. Haas has been actively involved in private investments since 1978. He has served as Chairman of the Board and Chief Executive Officer of Haas Wheat & Partners, L.P. since 1992 (a private investment firm specializing in leveraged acquisitions). Mr. Haas is the Chairman of the Board of Playtex Products, Inc. (a consumer products company) and AMN Healthcare Services, Inc. (a provider of staffing services to the healthcare field).

    DOUGLAS D. WHEAT became a Director of the Company and NBC upon the consummation of the Recapitalization. Mr. Wheat has also served as a Director of TheCampusHub.com, Inc. since its inception in 2000. Mr. Wheat has been President of Haas Wheat & Partners, L.P. since 1992; he was Co-Chairman of Grauer & Wheat, Inc. (a private investment firm) from 1989 to 1992 and Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation from 1985 to 1989. Mr. Wheat serves as a director of Smarte Carte Corporation, AMN Healthcare Services, Inc. and Playtex Products, Inc.

    MARK W. OPPEGARD has served in the college bookstore industry for 32 years (all of which have been with the Company) and became Chief Executive Officer of the Company and President/Chief Executive Officer, Secretary and a Director of NBC upon consummation of the Recapitalization on February 13, 1998. Additionally, Mr. Oppegard has served as President of the Company since 1992 and as a Director of the Company since 1995. Prior to the Recapitalization, Mr. Oppegard served as Vice President, Secretary, Assistant Treasurer and a Director of NBC between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions at the Company, including Vice President of the college bookstore operations. Mr. Oppegard has also served as Chairman and a Director of TheCampusHub.com, Inc. since May, 2000, having previously served as the President and Chief Executive Officer of TheCampusHub.com, Inc. since its inception in February, 2000. Additionally, he is currently a director of NACSCORP, INC., a distribution company serving the college bookstore industry.

    BARRY S. MAJOR was named Chief Operating Officer of the Company in January, 1999. Additionally, Mr. Major has served as Chief Executive Officer of TheCampusHub.com, Inc. since May, 2000, having also served as President of TheCampusHub.com, Inc. from May, 2000 to November, 2000 and as Chief Operating Officer of TheCampusHub.com, Inc. from its inception in February, 2000 to May, 2000. Prior to joining the Company, Mr. Major served in various executive management positions at SITEL Corporation (SITEL), a company listed on the New York Stock Exchange that provides outsourced telephone and Internet-based sales and customer service. Joining SITEL in 1995 as the Executive Vice President of Finance, Mr. Major was named Chief Financial Officer in 1996 and assumed the role of President of the North America Region in 1997. Between 1985 and 1995, Mr. Major served in a series of positions, including President in 1995, Executive Vice President, and Senior Vice President/Credit Manager, with
American National Corporation, a multi-bank holding company operating three banks throughout Omaha and Southeast Nebraska.

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

    WILLIAM H. ALLEN has served in the college bookstore industry for 37 years (of which 28 have been with the Company). The Company named Mr. Allen the Senior Vice President of Wholesale Division in April, 2001. Between 1994 and 2001, Mr. Allen served as Vice President of Warehouse Operations for the Company. Between 1974 and 1994, Mr. Allen served in a series of positions, including assistant manager of the wholesale operations. Prior to joining the Company in 1974, Mr. Allen was employed by the Missouri Store Company, a predecessor of MBS.

    ROBERT A. RUPE was named Senior Vice President of Retail Division in April, 2001. Prior to joining the Company and a one-year period in which he was self-employed as a management training consultant, Mr. Rupe served as Vice President of Operations of Busybody, Inc., a specialty retailer with over 100 retail locations, from 1995 to 2000. Mr. Rupe has 32 years of retail experience, including a variety of senior management positions at May Department Stores, Marshall Field and Company, Phillips Van-Huesen and International Paper.

    MICHAEL J. KELLY was named Senior Vice President of Distance Learning/Marketing Services and Other Complementary Services in August, 2001, having previously served as Vice President of E-commerce of the Company since November, 1999. Additionally, Mr. Kelly has served as President and Chief Operating Officer of TheCampusHub.com, Inc. since November, 2000 and May, 2000, respectively, having previously served as Vice President of E-commerce of TheCampusHub.com, Inc. from its inception in February, 2000 to May, 2000. Prior to joining the Company, Mr. Kelly served in various executive management positions at SITEL. Joining SITEL in 1995 as a Business Unit Vice President of Administration and Finance, Mr. Kelly was named a Business Unit President in 1997, assumed the role of Chief Information Officer for the North America Region in March, 1998, and was named Chief Technology Officer for Global Operations in August, 1998. Between 1981 and 1995, Mr. Kelly served as Director of Information Technology for Father Flanagan's Boys Home, a non-profit organization offering services to troubled children.

    THOMAS A. HOFF has served in the college bookstore industry for 15 years (all of which have been with the Company) and was named Vice President of Retail Development for the Company in April, 2001. Between 1992 and 2001, Mr. Hoff served as Vice President of Retail Division for the Company. Mr. Hoff served as an assistant to the Vice President of College Bookstore Operations between 1987 and 1992.

    LARRY R. REMPE has served in the college bookstore industry for 16 years (all of which have been with the Company) and has been Vice President of Information Systems for the Company since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc. ("Lincoln"), a holding company that owned NBC until 1995.

    KENNETH F. JIROVSKY has served in the college bookstore industry for 41 years (all of which have been with the Company) and was named Vice President of Development for the Company in April, 2001. Between 1986 and 2001, Mr. Jirovsky served as Vice President of Sales and Marketing for the Company. Prior to 1986 Mr. Jirovsky served in a series of positions, including assistant manager of the wholesale operations.

    ARDEAN A. ARNDT has served in the college bookstore industry for 17 years (all of which have been with the Company) and has served as Vice President of Administration and Secretary for the Company since 1985. Between 1981 and 1985, Mr. Arndt was Vice President of Administration for Lincoln. Between 1966 and 1982, Mr. Arndt served in various positions for Lincoln.


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

    The table presented below summarizes annual and long-term compensation, including stock compensation, to such persons for the last three fiscal years:

                                               SUMMARY COMPENSATION TABLE

                                                                            Long-Term
                                                                          Compensation
                                               Annual Compensation           Awards
                                            ---------------------------   --------------
                                                                             Number
                                                                          of Securities
                                    Fiscal                                 Underlying         All Other
  Name and Principal Position       Year       Salary         Bonus        Options (1)    Compensation (2)
---------------------------------   ------  --------------  -----------   --------------  ------------------
Mark W. Oppegard - Chief Executive
Officer, President, and Director     2002        $253,731     $236,000            2,900             $ 2,962
                                     2001         246,731      138,000            3,050               4,928
                                     2000         230,769      152,000                -               3,315

Barry S. Major - Chief Operating
Officer                              2002         235,539      215,000            2,600               2,430
                                     2001         219,231      118,000            2,650               2,120
                                     2000         204,615      130,000                -               2,080

Alan G. Siemek - Chief Financial
Officer, Senior Vice President of
Finance and Administration,
Treasurer, and Assistant Secretary   2002         173,923      120,000            2,100               2,430
                                     2001         161,923       97,000            1,875               2,120
                                     2000         111,481      133,000            6,353               2,027

Larry R. Rempe - Vice President of
Information Systems                  2002         155,000       91,000              800               2,679
                                     2001         152,769       40,000            1,000               2,964
                                     2000         122,385       50,000                -               2,564

Robert A. Rupe - Senior Vice
President of Retail Division         2002         128,704      135,000            5,241               2,312
                                     2001               -            -                -                   -
                                     2000               -            -                -                   -

(1) The stock options were granted at an exercise price of $52.47/share. The estimated fair market value of NBC's Class A Common Stock underlying the stock options, which includes a discount for the holder's minority interest position and illiquidity of the Class A Common Stock, was less than the exercise price on the date of grant. The estimated fair market value was based upon an independent valuation of the Class A Common Stock performed during fiscal 2002.

(2) Consists of Company matching contributions to the NBC Retirement Plan and life insurance premiums paid by the Company on the executive's behalf. For Messrs. Oppegard and Rempe, balances also include the dollar value of above-market amounts earned on deferred compensation. Such amounts totaled $376, $2,652, and $1,135 for Mr. Oppegard and $93, $688, and $288 for Mr. Rempe for fiscal 2002, 2001, and 2000, respectively.

    Presented below is information in tabular format regarding individual grants of stock options to certain executive officers of the Company for the year ended March 31, 2002:

                        Options Granted During the Year Ended March 31, 2002

                             Individual Grants                                     Grant Date Value
------------------------------------------------------------------------------ ------------------------
                                             Number     % of Total
                                               of         Options
                                           Securities   Granted to                           Grant
                                           Underlying    Employees  Exercise                  Date
                                            Options      in Fiscal    Price    Expiration    Present
                 Name                       Granted        2002     Per Share   Date (1)    Value (2)
----------------------------------------- -----------  -----------  ---------  ----------  ------------
Mark W. Oppegard - Chief Executive
Officer, President, and Director            2,900         15.9%     $ 52.47      08/17/11    $ 7,308

Barry S. Major - Chief Operating Officer    2,600         14.3%       52.47      08/17/11      6,552

Alan G. Siemek - Chief Financial
Officer, Senior Vice President of
Finance and Administration,
Treasurer, and Assistant Secretary          2,100         11.5%       52.47      08/17/11      5,292

Larry R. Rempe - Vice President of
Information Systems                           800          4.4%       52.47      08/17/11      2,016

Robert A. Rupe - Senior Vice President of
Retail Division                             5,241         28.7%       52.47      04/23/11     18,868


(1) Twenty-five percent of the options granted to Messrs. Oppegard, Major, Siemek, and Rempe were exercisable immediately upon granting on August 17, 2001, with the remaining options becoming exercisable in 25% increments over the subsequent three years. Twenty-five percent of the options granted to Mr. Rupe were exercisable on March 31, 2002, with the remaining options becoming exercisable in 25% increments over the subsequent three years.

(2) Grant date present value was determined using a Black-Scholes option pricing model, assuming a 3.53% risk-free interest rate, 1.0% expected volatility, and an expected life of approximately 1.5 years for the options granted to Messrs. Oppegard, Major, Siemek, and Rempe and a 4.15% risk-free interest rate, 1.0 % expected volatility, and an expected life of approximately 2 years for the options granted to Mr. Rupe.

    The following table provides information concerning each exercise of stock options by certain executive officers of the Company during the year ended March 31, 2002 as well as the value of unexercised options as of March 31, 2002:

                Aggregated Option Exercises During the Year Ended March 31, 2002
                             and Option Value as of March 31, 2002

                                                                    Number
                                                                 of Securities          Value of
                                                                  Underlying          Unexercised
                                                                  Unexercised         in-the-Money
                                                                  Options at           Options at
                                                                March 31, 2002     March 31, 2002 (1)
                                                                ----------------  ---------------------
                                        Shares
                                       Acquired       Value      Exercisable/         Exercisable/
               Name                   on Exercise   Realized     Unexercisable       Unexercisable
------------------------------------  ------------  ----------  ----------------  ---------------------
Mark W. Oppegard - Chief Executive
Officer, President, and Director               -    $      -      2,250 / 3,700         $90 / $148

Barry S. Major - Chief Operating Officer       -           -     11,505 / 3,275          460 / 131

Alan G. Siemek - Chief Financial Officer,
Senior Vice President of Finance and
Administration, Teasurer, and Assistant
Secretary                                      -           -      6,228 / 4,100          249 / 164

Larry R. Rempe - Vice President of
Information Systems                            -           -        700 / 1,100            28 / 44

Robert A. Rupe - Senior Vice President
of Retail Division                             -           -      1,310 / 3,931           52 / 157

(1) Represents the excess of the March 31, 2002 estimated fair market value of NBC's Class A Common Stock underlying the stock options, which includes a discount for the holder's minority interest position and illiquidity of the Class A Common Stock, over the exercise price of $52.47/share. The estimated fair market value was based upon an independent valuation of the Class A Common Stock performed during fiscal 2002.

COMPENSATION OF DIRECTORS AND ADDITIONAL INFORMATION

   Directors of the Company receive no compensation for services but are reimbursed for out-of-pocket expenses. The Company's Directors also serve as Directors of TheCampusHub.com, Inc., an entity that is partially owned by NBC's majority owner.

EMPLOYMENT AGREEMENTS

   The Company has employment agreements with Mark W. Oppegard and the eight other senior executive officers of the Company. Such agreements (the "Employment Agreements") with the aforementioned senior executive officers (each, an "Executive") provide for an annual base salary as determined by the Board of Directors after considering the recommendation of the chief executive officer, for incentive compensation based upon the attainment of financial objectives to be established by the Board of Directors (or a committee thereof) after considering the recommendation of the chief executive officer, and for customary fringe benefits. The amounts of salaries are as follows: Mr. Oppegard, $271,000 per annum; Mr. Major, $242,000 per annum; Mr. Siemek, $178,500 per annum; Mr. Rempe, $162,000 per annum; and Mr. Rupe, $140,000 per annum. The Employment Agreements provide that their term will be automatically extended from year to year , unless terminated upon specified notice by either party.

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

   Finally, the Employment Agreements provide that, prior to the consummation by NBC of an initial public offering of NBC Acquisition Corp. Common Stock, the Executives will not sell, transfer, pledge or otherwise dispose of any shares of NBC Acquisition Corp. Common Stock, except for certain transfers to immediate family members, in the event of disability and for estate planning purposes. The Employment Agreements also provide that, in the event of the sale of a majority of the outstanding NBC Acquisition Corp. Common Stock, the Executives will have the option, and (at the option of HWP) will be required, to sell their shares ratably with, and on the same terms and conditions as, the other selling shareholders.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - As a result of the Recapitalization, all shares of common stock of the Company are owned by NBC. The information in the following table sets forth NBC Acquisition Corp. Class A Common Stock beneficially owned by each person who owns more than 5.0% of such shares; each director; each executive officer named in Item 11; and all directors and executive officers of the Company treated as a group. The shares listed and percentages calculated thereon are based upon NBC Acquisition Corp. Class A Common Stock outstanding as of June 14, 2002 and NBC Acquisition Corp. Class A Common Stock underlying nonqualified stock options that are exercisable within sixty days, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. To the knowledge of NBC, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.

                                                                      Amount and
                                                                       Nature of
                                                                       Beneficial    Percent of
               Title of Class/Name of Beneficial Owner               Ownership (1)   Class (4)
-------------------------------------------------------------------  -------------   ----------
    Class A Common Stock:
      Owning Greater Than 5% of Shares:
        HWH Capital Partners, L.P. (2)                                   793,497        62.8%
        HWH Cornhusker Partners, L.P. (3)                                343,071        27.2%

      Ownership of Directors:
        Robert B. Haas (2) (3)                                         1,136,568        90.0%
        Douglas D. Wheat (2) (3)                                               -            -

      Ownership of Executive Officers Named in Item 11:
        Mark W. Oppegard                                                  26,979         2.1%
        Barry S. Major                                                    22,651         1.8%
        Alan G. Siemek                                                    12,732         1.0%
        Larry R. Rempe                                                    17,198         1.4%
        Robert A. Rupe                                                     3,931         0.3%

      Ownership of Directors and All Executive Officers as a Group     1,272,522        98.5%


    (1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of NBC Acquisition Corp. Class A Common Stock. Such shares include shares underlying nonqualified stock options exercisable within sixty days, as follows: Mr. Oppegard - 3,013 shares; Mr. Major - 12,168 shares; Mr. Siemek - 6,696 shares; Mr. Rempe - 950 shares; Mr. Rupe - 1,310 shares; and 32,538 shares for all directors and executive officers as a group.

    (2) The sole general partner of HWH Capital Partners, L.P. is a limited partnership, and the sole general partner of the limited partnership is a corporation controlled by Mr. Haas. Mr. Wheat is a stockholder and officer of the corporation. The address of HWH Capital Partners, L.P. and of Messrs. Haas and Wheat is 300 Crescent Court, Suite 1700, Dallas, Texas 75201.

    (3) The sole general partner of HWH Cornhusker Partners, L.P. is a limited partnership, and the sole general partner of the limited partnership is a corporation controlled by Mr. Haas. Mr. Wheat is a stockholder and officer of the corporation. The address of HWH Cornhusker Partners, L.P. and of Messrs. Haas and Wheat is 300 Crescent Court, Suite 1700, Dallas, Texas 75201.

    (4) The percentages are calculated based upon 1,263,371 shares of NBC Acquisition Corp. Class A Common Stock outstanding as of June 14, 2002 and shares underlying nonqualified stock options exercisable within sixty days as detailed in footnote (1).

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - NBC has two stock-based compensation plans established to provide for the granting of options to purchase NBC Class A Common Stock. Details regarding each of the plans in effect are presented in the footnotes to the financial statements found in Item 8, Financial Statements and Supplementary Data. Specific information as of March 31, 2002 regarding each of the plans, which were not subject to the approval by security holders, is also presented in the following table.

                                       Number of       Weighted-     Number of
                                     Securities to      Average     Securities
                                     be Issued Upon     Exercise     Remaining
                                      Exercise of       Price of   Available for
                                      Outstanding     Outstanding     Future
                   Plan                 Options         Options      Issuance
---------------------------------- ---------------- ------------- -------------

1998 Performance Stock Option Plan          40,771       $ 52.47        11,229

1998 Stock Option Plan                      27,094         52.47         3,906

                                   ---------------- ------------- -------------
  Total                                     67,865       $ 52.47        15,135
                                   ================ ============= =============


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     For the year ended March 31, 2002, revenues attributable to the management services and technology sale and license agreements totaled $1.0 million, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.8 million. Additionally, Messrs. Haas, Wheat, and Oppegard serve as Directors of TheCampusHub.com, Inc. and Messrs. Major and Siemek serve as executive officers of TheCampusHub.com, Inc. As of March 31, 2002, Messrs. Oppegard, Major, Siemek, Rempe, and Kelly have been granted 13,900, 13,900, 9,690, 1,155, and 16,800 options, respectively, from TheCampusHub.com, Inc. as compensation for services provided to TheCampusHub.com, Inc. since its inception. In total, such options represent approximately 4.0% of TheCampusHub.com, Inc.'s outstanding shares and options at March 31, 2002.

     Revenues attributable to the management services and technology sale and license agreements were recognized in fiscal 2002 under the anticipation that, if necessary, TheCampusHub.com, Inc. would make a capital call to its shareholders to provide the funding necessary to meet its obligations under the aforementioned agreements. TheCampusHub.com, Inc. reached break-even on a cash flow basis, excluding amounts under the management services and technology sale and license agreements, during its most recent fiscal year. While it remains a viable business and is funding its own operations, it is not currently generating sufficient excess cash flow to fund its obligations under the aforementioned agreements and the remaining capital available from its shareholders is being reserved to fund strategic development opportunities and, if required, ongoing operations. As a result, the Company has established a reserve of approximately $1.0 million on net amounts due from TheCampusHub.com, Inc., which approximated $1.2 million at March 31, 2002. Due to the uncertainty of collecting amounts due from TheCampusHub.com, Inc., future revenues provided for under the management services and technology sale and license agreements will be recognized only upon receipt of payment. The Company continues to benefit from its relationship with TheCampusHub.com, Inc., as the technology developed further enhances the product/service offering of the Company to its wholesale customers.

     INDEBTEDNESS OF MANAGEMENT - As of March 31, 2002, NBC reported notes receivable from stockholders and associated interest receivable of approximately $730,000 and $136,000, respectively. Approximately $159,000 of such notes originated during the leveraged buyout of the Company by Olympus Advisory Partners, Inc. in 1995. In conjunction with the buyout, the Company's executive officers were given the opportunity to acquire shares of NBC's Class A Common Stock with a portion of the purchase price of such shares being provided to the officers in the form of interest bearing notes. Such notes are dated August 31, 1995, become due August 31, 2002, and bear interest at the applicable Federal rate for mid-term loans.

     The remaining balance of such notes originated pursuant to the terms of employment agreements with the Company's Chief Operating Officer, Barry S. Major; Chief Financial Officer, Alan G. Siemek; Senior Vice President of Distance Learning/Marketing Services and Other Complementary Services, Michael
J. Kelly; and Senior Vice President of Retail Division, Robert A. Rupe. In January, 1999, NBC issued 4,765 shares of its Class A Common Stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 maturing January 19, 2009 and bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2002 was approximately $266,000. In July, 1999, NBC issued 3,177 shares of its Class A Common Stock to Mr. Siemek at a price of $52.47 per share, in exchange for $16,688 in cash and a promissory note in the principal amount of $150,000 maturing September, 2009 and bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2002 was approximately $171,000. In January, 2000, NBC issued 2,621 shares of its Class A Common Stock to Mr. Kelly at a price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765 maturing January, 2010 and bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2002 was approximately $140,000. In April, 2001, NBC issued 2,621 shares of its Class A Common Stock to Mr. Rupe at a price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765 maturing January, 2009 and bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2002 was approximately $130,000.

                                     PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, & REPORTS ON FORM 8-K.

     (a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         (1) Financial Statements of Nebraska Book Company, Inc.

                Index to Financial Statements.
                Independent Auditors' Report.
                Balance Sheets as of March 31, 2002 and 2001.
                Statements  of  Operations  for the Years Ended March 31,  2002,
                   2001, and 2000.
                Statements  of   Stockholder's  Deficit   for  the  Years  Ended
                   March 31, 2002, 2001, and 2000.
                Statements  of Cash Flows for the Years  Ended  March 31,  2002,
                   2001, and 2000.
                Notes to Financial Statements.

         (2)  Financial Statement Schedules.

                Independent Auditors' Report on Schedule.
                Schedule II - Valuation and Qualifying Accounts.

         (3)  Management Contract and Compensatory Plan Arrangement Exhibits.

                Exhibits   10.7  through  10.19  are   incorporated   herein  by
                reference.

     (b) REPORTS ON FORM 8-K.

                 No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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

        2.3 Agreement of Sale, as amended, dated as of May 11, 2001 between Nebraska Book Company, Inc. and University Co-operative Society, filed as Exhibit 2.1 to Nebraska Book Company, Inc. Form 8-K dated May 11, 2001, is incorporated herein by reference.

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

        10.4 Third Amendment, dated as of December 20, 2001, to the Credit Agreement, dated as of February 13, 1998, among NBC Acquisition Corp., Nebraska Book Company, Inc., J.P. Morgan Chase Bank, and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 2001, is incorporated herein by reference.

        10.5 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.6 Purchase Agreement dated February 10, 1998 between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.7 Form of Memorandum of Understanding, dated as of February 13, 1998 between NBC Acquisition Corp. and each of Mark W. Oppegard,

                Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.8 Memorandum of Understanding, dated as of December 22, 1998 between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

        10.9 Addendum to the Memorandum of Understanding, dated as of December 22, 1998 between Nebraska Book Company, Inc. and Barry
                S. Major, dated March 29, 2002.

        10.10 Memorandum of Understanding, dated as of July 1, 1999 between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

        10.11 Addendum to the Memorandum of Understanding, dated as of July 1, 1999 between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002.

        10.12   Memorandum  of  Understanding,  dated  as of  November  1,  1999 between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

        10.13 Memorandum of Understanding, dated as of April 17, 2001 between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of Retail Division, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

        10.14 NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August 31, 1995, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.15 NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.16 NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.17 NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.18 Form of Deferred Compensation Agreement by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.19 NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.20 Agreement for Purchase and Sale of Stock made January 9, 1998 between and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.8.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.21 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.8.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.22 Commercial Lease Agreement made and entered into March 8, 1989, by and between Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as
                Exhibit 10.9 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.23 Lease Agreement entered into as of September 1, 1986, by and between Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.10 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.24 Lease Agreement entered into as of September 1, 1986, by and between John B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as
                Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.25 Lease Agreement entered into as of September 1, 1986 by and between Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.12 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.26 Lease Agreement made and entered into October 12, 1988 by and between Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit 10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.27 Industrial Real Estate Lease dated June 22, 1987 by and between Cyprus Land Company and Nebraska Book Company, Inc., filed as
                Exhibit 10.14 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

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

                           NEBRASKA BOOK COMPANY, INC.


                           /s/  Mark W. Oppegard
                           ------------------------------------------------
                           Mark W. Oppegard
                           Chief Executive Officer, President, and Director June 14, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            /s/  Mark W. Oppegard
                           ------------------------------------------------
                            Mark W. Oppegard
                            Chief Executive Officer, President, and Director June 14, 2002


                            /s/ Alan G. Siemek
                           ------------------------------------------------
                            Alan G. Siemek
                            Chief Financial Officer, Senior Vice President of Finance and Administration,
                            Treasurer, and Assistant Secretary
                            June 14, 2002


                            /s/  Robert B. Haas
                           ------------------------------------------------
                            Robert B. Haas
                            Chairman and Director
                            June 14, 2002


                            /s/  Douglas D. Wheat
                           ------------------------------------------------
                            Douglas D. Wheat
                            Director
                            June 14, 2002


     Supplemental  Information  to Be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

     NO ANNUAL REPORT OR PROXY MATERIAL FOR THE FISCAL YEAR ENDED MARCH 31, 2002 HAS BEEN, NOR WILL BE, SENT TO SECURITY HOLDERS.

                          FINANCIAL STATEMENT SCHEDULES



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Nebraska Book Company, Inc.
Lincoln, Nebraska

     We have audited the financial statements of Nebraska Book Company, Inc. (a wholly-owned subsidiary of NBC Acquisition Corp.) as of March 31, 2002 and 2001 and for each of the three years in the period ended March 31, 2002, and have issued our report thereon dated May 24, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Lincoln, Nebraska
May 24, 2002


NEBRASKA BOOK COMPANY, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------------------------------

                                                  Charged to    Charged to
                                    Beginning of   Costs and      Other         Net        End of Year
                                    Year Balance   Expenses      Accounts   Charge-Offs      Balance
                                   -------------- ------------ ----------- -------------  -------------
YEAR ENDED MARCH 31, 2002
 Allowance for doubtful accounts      $ 407,033    $1,629,704    $     -    $ (606,934)    $ 1,429,803


YEAR ENDED MARCH 31, 2001
 Allowance for doubtful accounts        175,899       434,070          -      (202,936)        407,033


YEAR ENDED MARCH 31, 2000
 Allowance for doubtful accounts        165,899       140,927          -      (130,927)        175,899

                                  EXHIBIT INDEX


        10.9 Addendum to the Memorandum of Understanding, dated as of December 22, 1998 between Nebraska Book Company, Inc. and Barry
                S. Major, dated March 29, 2002.

        10.11 Addendum to the Memorandum of Understanding, dated as of July 1, 1999 between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002.