Form 10-Q
period 2002-06-30
NEBRASKA BOOK CO
filed 2002-08-13
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

              TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS
                         OF AUGUST 13, 2002: 100 SHARES

                            TOTAL NUMBER OF PAGES: 18

                             EXHIBIT INDEX: PAGE 18

                 PART I. FINANCIAL INFORMATION


                 ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------------------------------

                                                              June 30,      March 31,       June 30,
                                                                2002          2002            2001
                                                           -------------- --------------  --------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                             $   5,562,661  $  11,419,277   $   5,053,314
     Receivables                                              31,607,933     29,384,249      34,207,014
     Inventories                                              93,206,015     69,908,414      85,683,249
     Recoverable income taxes                                  1,963,541              -       2,638,843
     Deferred income taxes                                     3,419,325      3,557,325       2,230,166
     Prepaid expenses and other assets                           807,032        498,440         430,102
                                                           -------------- --------------  --------------
            Total current assets                             136,566,507    114,767,705     130,242,688

PROPERTY AND EQUIPMENT, net of depreciation & amortization    26,808,238     26,478,915      26,928,474

GOODWILL                                                      30,075,623     29,791,335      29,514,525

IDENTIFIABLE INTANGIBLES, net of amortization                    419,953        414,564         478,197

DEBT ISSUE COSTS, net of amortization                          5,114,657      5,403,342       6,694,755

OTHER ASSETS                                                   6,155,843      5,937,710       6,117,591
                                                           -------------- --------------  --------------
                                                           $ 205,140,821  $ 182,793,571   $ 199,976,230
                                                           ============== ==============  ==============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                      $  18,719,744  $  15,084,077   $  11,457,179
     Accrued employee compensation and benefits                4,071,411      8,910,902       3,470,350
     Accrued interest                                          4,187,579      1,547,199       4,364,257
     Accrued incentives                                        5,663,081      3,595,628       2,508,496
     Accrued expenses                                            889,705      1,060,969         830,554
     Income tax payable                                                -      3,684,439               -
     Deferred revenue                                          1,004,170        432,790         809,667
     Current maturities of long-term debt                      5,370,383      4,476,156       6,821,518
     Current  maturities of capital lease obligations            107,491        111,015         109,583
     Revolving credit facility                                24,100,000              -      34,500,000
                                                           -------------- --------------  --------------
            Total current liabilities                         64,113,564     38,903,175      64,871,604

LONG-TERM DEBT, net of current maturities                    139,520,072    140,936,989     153,707,543

CAPITAL LEASE OBLIGATIONS, net of current maturities           2,028,242      2,052,286       2,137,038

OTHER LONG-TERM LIABILITIES                                    2,064,551      1,892,250       1,317,849

DUE TO PARENT                                                 10,418,500      9,594,899       7,820,739

COMMITMENTS (Note 3)

STOCKHOLDER'S DEFICIT:
     Common stock, voting, authorized 50,000 shares of
        $1.00 par value; issued and outstanding 100 shares           100            100             100
     Additional paid-in capital                               46,424,553     46,404,474      46,438,759
     Accumulated deficit                                     (58,718,982)   (56,386,035)    (75,676,412)
     Accumulated other comprehensive loss                       (709,779)      (604,567)       (640,990)
                                                           -------------- --------------  --------------
            Total stockholder's deficit                      (13,004,108)   (10,586,028)    (29,878,543)
                                                           -------------- --------------  --------------
                                                           $ 205,140,821  $ 182,793,571   $ 199,976,230
                                                           ============== ==============  ==============

See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------

                                                   Three Months Ended June 30,
                                                      2002           2001
                                                  -------------  -------------

REVENUES, net of returns                          $ 53,341,533   $ 44,883,887

COSTS OF SALES                                      32,539,357     27,589,230
                                                  -------------  -------------
              Gross profit                          20,802,176     17,294,657

OPERATING EXPENSES:
     Selling, general and administrative            19,719,391     17,694,482
     Depreciation                                      736,352        641,270
     Amortization                                      145,388        110,975
                                                  -------------  -------------
                                                    20,601,131     18,446,727
                                                  -------------  -------------

INCOME (LOSS) FROM OPERATIONS                          201,045     (1,152,070)

OTHER EXPENSES (INCOME):
     Interest expense                                3,867,267      4,405,141
     Interest income                                   (10,605)       (22,631)
     Loss on derivative financial instruments           93,207              -
                                                  -------------  -------------
                                                     3,949,869      4,382,510
                                                  -------------  -------------

LOSS BEFORE INCOME TAXES                            (3,748,824)    (5,534,580)

INCOME TAX BENEFIT                                  (1,415,877)    (2,080,510)
                                                  -------------  -------------
NET LOSS                                          $ (2,332,947)  $ (3,454,070)
                                                  =============  =============

See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF STOCKHOLDER'S DEFICIT
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------

                                                                                     Accumulated
                                                         Additional                      Other
                                               Common     Paid-in     Accumulated   Comprehensive                Comprehensive
                                               Stock      Capital       Deficit          Loss          Total         Loss
                                              -------  ------------- -------------- -------------  ------------- -------------

BALANCE,   April 1, 2001                       $ 100   $ 46,435,726  $ (72,222,342)  $        -   $ (25,786,516)  $          -

     Contributed capital                           -          3,033              -            -           3,033              -

     Net loss                                      -              -     (3,454,070)           -      (3,454,070)    (3,454,070)

     Other comprehensive loss, net of taxes:
     Cumulative effect of adoption
       of SFAS No. 133                             -              -              -     (602,640)       (602,640)      (602,640)

     Unrealized losses on interest
       rate swap agreements                        -              -              -      (38,350)        (38,350)       (38,350)

                                              -------  ------------- --------------  -----------  --------------  -------------
BALANCE,   June 30, 2001                       $ 100   $ 46,438,759  $ (75,676,412)  $ (640,990)  $ (29,878,543)  $ (4,095,060)
                                              =======  ============= ==============  ===========  ==============  =============


BALANCE,   April 1, 2002                       $ 100   $ 46,404,474  $ (56,386,035)  $ (604,567)  $ (10,586,028)  $          -

     Contributed capital                           -         20,079              -            -          20,079              -

     Net loss                                      -              -     (2,332,947)           -      (2,332,947)    (2,332,947)

     Other comprehensive loss, net of taxes:
     Unrealized losses on interest
       rate swap agreements                        -              -              -     (105,212)       (105,212)      (105,212)

                                              -------  ------------- --------------  -----------  --------------  -------------
BALANCE,   June 30, 2002                       $ 100   $ 46,424,553  $ (58,718,982)  $ (709,779)  $ (13,004,108)  $ (2,438,159)
                                              =======  ============= ==============  ===========  ==============  =============


See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------------------------------------

                                                                                 Three Months Ended June 30,
                                                                                     2002            2001
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $ (2,332,947)   $ (3,454,070)
     Adjustments to reconcile net loss to net cash flows
        from operating activities:
        Provision for losses on accounts receivable                                    6,370          20,851
        Depreciation                                                                 736,352         641,270
        Amortization                                                                 466,519         453,062
        Noncash interest expense from derivative financial instruments                24,580               -
        Loss on derivative financial instruments                                       3,438               -
        Gain on disposal of assets                                                      (165)       (518,744)
        Deferred income taxes                                                        197,000         (75,000)
        Changes in operating assets and liabilities,
        net of effect of acquisitions/disposals:
           Receivables                                                            (2,240,917)     (2,870,434)
           Inventories                                                           (23,106,376)    (22,245,545)
           Recoverable income taxes                                               (1,963,541)     (1,932,435)
           Prepaid expenses and other assets                                        (308,592)        (26,402)
           Other assets                                                             (200,466)        (28,834)
           Accounts payable                                                        3,635,667        (190,785)
           Accrued employee compensation and benefits                             (4,839,491)     (3,042,423)
           Accrued interest                                                        2,640,380       2,897,614
           Accrued incentives                                                      2,067,453       1,526,602
           Accrued expenses                                                         (171,264)       (134,227)
           Income taxes payable                                                   (3,684,439)              -
           Deferred revenue                                                          571,380         530,685
           Other long-term liabilities                                                 7,828          10,562
           Due to parent                                                             823,601         763,924
                                                                                -------------   -------------
               Net cash flows from operating activities                          (27,667,630)    (27,674,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                            (967,675)       (249,928)
     Bookstore acquisitions, net of cash acquired                                   (643,513)     (5,811,237)
     Proceeds from sale of bookstores                                                      -       1,190,483
     Proceeds from sale of property and equipment and other                              165           5,779
     Software development costs                                                     (126,201)       (104,114)
                                                                                -------------   -------------
               Net cash flows from investing activities                           (1,737,224)     (4,969,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred financing costs                                                        (32,446)              -
     Principal payments on long-term debt                                           (522,690)     (1,192,529)
     Principal payments on capital lease obligations                                 (27,568)        (34,068)
     Net increase in revolving credit facility                                    24,100,000      34,500,000
     Capital contribution                                                             30,942          13,752
                                                                                -------------   -------------
               Net cash flows from financing activities                           23,548,238      33,287,155
                                                                                -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (5,856,616)        643,809

CASH AND CASH EQUIVALENTS, Beginning of period                                    11,419,277       4,409,505
                                                                                -------------   -------------
CASH AND CASH EQUIVALENTS, End of period                                        $  5,562,661    $  5,053,314
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
     Cash paid (refunded) during the period for:
        Interest                                                                $    970,945    $  1,165,440
        Income taxes                                                               3,211,502        (836,999)

     Noncash investing and financing activities:
        Property acquired through capital lease                                 $          -    $  2,228,972
        Cumulative effect of adoption of SFAS No. 133, net of income taxes                 -        (602,640)
        Unrealized losses on interest rate swap agreements, net of income taxes     (105,212)        (38,350)
        Deferred tax asset resulting from accumulated other comprehensive loss       (31,243)       (427,327)


See notes to financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


1. MANAGEMENT REPRESENTATIONS - The balance sheet of Nebraska Book Company, Inc. (the "Company") at March 31, 2002 was derived from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform with current year presentation. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-K.

2.  INVENTORIES - Inventories are summarized as follows:

                                           June 30,      March 31,     June 30,
                                             2002          2002         2001
    ----------------------------------------------------------------------------
    Wholesale operations                 $40,654,413   $30,256,654  $36,413,983
    College bookstore operations          44,864,516    32,607,768   45,357,695
    Complementary services                 7,687,086     7,043,992    3,911,571
    ----------------------------------------------------------------------------
                                         $93,206,015   $69,908,414  $85,683,249
    ============================================================================


3. LONG-TERM DEBT - The Company's indebtedness includes a bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, outstanding indebtedness under which totaled $24.1 million and $34.5 million at June 30, 2002 and 2001, respectively, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at June 30, 2002 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at June 30, 2002 was 6.00%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as amended, to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. There was an excess cash flow payment obligation at March 31, 2002 of $3.1 million that was subsequently waived by the lenders in the first quarter of fiscal 2003.

    Additional indebtedness includes $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes") and capital leases.

4. DERIVATIVE FINANCIAL INSTRUMENTS - The Company utilizes derivative financial instruments primarily to manage the risk that changes in interest rates will affect the amount of its future interest payments on the Tranche A and Tranche B Loans. The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans have been converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. Notional amounts under the agreements are reduced periodically by amounts equal to the originally-scheduled principal payments on the Tranche A and Tranche B Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements.

    The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements. General information regarding the Company's exposure to fluctuations in Eurodollar interest rates is presented in the following table:

                                                   June 30,      March 31,    June 30,
                                                     2002          2002         2001
                                                ------------- ------------- -------------
Total indebtedness outstanding                   $171,126,188  $147,576,446  $197,275,682

Indebtedness subject to Eurodollar fluctuations    34,382,906    34,900,000    50,000,000

Notional amounts under swap agreements             43,200,000    44,900,000    50,000,000


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

    The interest rate swap agreements are reflected at fair value in the Company's balance sheets (as "other long-term liabilities") and the related gains or losses on these agreements are generally recorded in stockholders' deficit, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive loss are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. The net effect of this accounting on the Company's results of operations is that interest expense on the Tranche A and Tranche B Loans is generally being recorded based on fixed interest rates. The fair value of the interest rate swap agreements reflected in other long-term liabilities at June 30, 2002, March 31, 2002, and June 30, 2001 totaled $1.8 million, $1.6 million, and $1.1 million, respectively.

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

    As a result of a $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the Tranche A and Tranche B Loans represents the portion of the agreements that no longer qualify for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualify for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the Tranche A and Tranche B Loans. The fair value allocated to the portion of the interest rate swap agreements that no longer qualify for hedge accounting was immediately recognized in the Company's results of operations as a loss on derivative financial instruments and totaled approximately $0.4 million.
    Changes  in the  fair  value  of this  portion  of the  interest  rate  swap
    agreements,   along  with  the  proportionate   share  of  actual  net  cash
    settlements attributable to this portion of the agreements, are also recognized as a loss on derivative financial instruments in the statements of operations and totaled $0.1 million for the period ended June 30, 2002.

    Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the periods then ended:

                                                                June 30,   March 31,   June 30,
                                                                  2002        2002       2001
                                                               ----------  ---------  ---------
Decrease in fair value of swap agreements designated as hedges   $161,035   $253,552    $63,917

Interest expense recorded due to hedge ineffectiveness             24,580    250,340          -


    Changes in the fair value of the interest rate swap agreements are reflected in the statements of cash flows as either "noncash interest expense from derivative financial instruments", "loss on derivative financial instruments", or as noncash investing and financing activities.


5. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 108 college bookstores as of June 30, 2002 located on or adjacent to college campuses. The complementary services segment includes book-related services such as a centralized buying service, distance education materials, and computer hardware and software.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, intangibles, and other assets), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters ended June 30, 2002 and 2001, respectively:

                                                          College
                                            Wholesale     bookstore    Complementary
                                            operations    operations      services        Total
                                           -----------   -----------   -------------   -----------
Quarter ended June 30, 2002:
  External customer revenues               $20,371,181   $21,592,986    $11,377,366    $53,341,533
  Intersegment revenues                      4,990,109       160,884        223,969      5,374,962
  Depreciation and amortization expense        114,567       537,356        182,897        834,820
  Income (loss) before interest and taxes    5,035,343    (2,145,972)       636,316      3,525,687

Quarter ended June 30, 2001:
  External customer revenues               $18,670,397   $18,160,075    $ 8,053,415    $44,883,887
  Intersegment revenues                      4,886,132       107,834        351,167      5,345,133
  Depreciation and amortization expense        103,168       469,993        120,411        693,572
  Income (loss) before interest and taxes    4,598,823    (2,836,597)       290,835      2,053,061

    The following table reconciles segment information presented above with information as presented in the financial statements for the quarters ended June 30, 2002 and 2001, respectively:

                                                  Quarter Ended June 30,
                                                   2002          2001
                                               ------------- -------------
     Revenues:
       Total for reportable segments            $58,716,495   $50,229,020
       Elimination of intersegment revenues      (5,374,962)   (5,345,133)
                                               ------------- -------------
         Financial statement total              $53,341,533   $44,883,887
                                               ============= =============

     Depreciation and Amortization Expense:
       Total for reportable segments            $   834,820   $   693,572
       Corporate administration                      46,920        58,673
                                               ------------- -------------
         Financial statement total              $   881,740   $   752,245
                                               ============= =============

     Income (Loss) Before Income Taxes:
       Total for reportable segments            $ 3,525,687   $ 2,053,061
       Corporate administrative costs            (3,324,642)   (3,205,131)
                                               ------------- -------------
                                                    201,045    (1,152,070)
       Interest expense, net                     (3,856,662)   (4,382,510)
       Loss on derivative financial instruments     (93,207)            -
                                               ------------- -------------
         Income (loss) before income taxes      $(3,748,824)  $(5,534,580)
                                               ============= =============

    The following table presents the total carrying amount of goodwill, by reportable segment, as of June 30, 2002, March 31, 2002, and June 30, 2001, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from NBC Acquisition Corp.'s ("NBC") acquisition of the Company on September 1, 1995. As is the case with a significant portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                      June 30,      March 31,     June 30,
                                        2002          2002          2001
                                    ------------- ------------- -------------

    College bookstore operations     $13,305,049   $13,020,761   $12,743,951
    Corporate administration          16,770,574    16,770,574    16,770,574
                                    ------------- ------------- -------------
      Total goodwill                 $30,075,623   $29,791,335   $29,514,525
                                    ============= ============= =============


    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

6. ACCOUNTING STANDARDS NOT YET ADOPTED - In July, 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This standard requires that a liability for all costs associated with exit or disposal activities be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect its adoption of this standard later in fiscal 2003 to have a significant impact on its financial statements. In June, 2001 the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on its financial statements.


7. STOCK OPTION PLANS - Effective June 20, 2002, NBC's board of directors authorized the reallocation of 1,771 unissued options from the 1998 Stock Option Plan to the 1998 Performance Stock Option Plan and concurrently approved the granting of options to purchase 13,000 shares of NBC's Class A Common Stock under the 1998 Performance Stock Option Plan and options to purchase 2,135 shares of NBC's Class A Common Stock under the 1998 Stock Option Plan to selected employees and officers of the Company. Twenty-five percent of the options granted became exercisable immediately on June 20,

    2002, with the remaining options becoming exercisable in 25% increments on June 20, 2003, 2004 and 2005. Such options have an exercise price of $106 and expire on June 20, 2012.

8. SUBSEQUENT EVENTS - On August 2, 2002, HWH Capital Partners, L.P. and HWH Cornhusker Partners, L.P., affiliates of Haas Wheat & Partners, L.P. ("HWP"), along with certain other stockholders of NBC (collectively with HWP, the "Sellers"), sold approximately 33% of the issued and outstanding shares of NBC to certain funds affiliated with Weston Presidio Capital ("WPC"). HWP retained a controlling interest in NBC after the sale. Under the terms of a buy-sell agreement entered into in connection with this sale, WPC may require that the Sellers repurchase WPC's shares of NBC at a price as defined in the buy-sell agreement, unless a majority of the Sellers elects, in the alternative, to sell to WPC their remaining shares of NBC at a price as defined in the buy-sell agreement.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED WITH QUARTER ENDED JUNE 30, 2001.

    REVENUES. Revenues for the quarters ended June 30, 2002 and 2001 and the corresponding increase (decrease) in revenues were as follows:

                                                           Increase (Decrease)
                                                         -----------------------
                                 2002           2001        Amount    Percentage
                             ------------- ------------- ------------ ----------
Wholesale operations          $25,361,290   $23,556,529   $1,804,761      7.7 %
College bookstore operations   21,753,870    18,267,909    3,485,961     19.1 %
Complementary services         11,601,335     8,404,582    3,196,753     38.0 %
Intercompany eliminations      (5,374,962)   (5,345,133)     (29,829)    (0.6)%
                             ------------- ------------- ------------ ----------
                              $53,341,533   $44,883,887   $8,457,646     18.8 %
                             ============= ============= ============ ==========


    The increase in wholesale operations revenues for the quarter ended June 30, 2002 was due in part to publisher price increases, complemented by an increase in unit sales. The Company believes that this increase in unit sales is partly the result of relatively new incentive programs designed to attract and retain customers. The increase in college bookstore operations revenues was primarily attributable to an increase in same store sales of 10.6%, or $1.9 million, and to the acquisition of 11 new college bookstores (defined by the Company as stores acquired since April 1, 2001 - 1 bookstore in fiscal 2003 and 10 bookstores in fiscal 2002). These new bookstores provided a $1.6 million increase in revenues. The increase in same store sales is due in part to the Company's bookstore serving the University of Maryland, which increased clothing/insignia revenues by $1.0 million following the University of Maryland's basketball championship. Complementary services revenues increased primarily due to growth in the Company's distance education program. The increased revenues in distance education resulted primarily from additional services provided to the program's largest account and, in part, to services provided to new accounts. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

    GROSS PROFIT. Gross profit for the quarter ended June 30, 2002 increased $3.5 million, or 20.3%, to $20.8 million from $17.3 million for the quarter ended June 30, 2001. This increase was primarily due to higher revenues and an increase in gross margin percent. Gross margin percent was 39.0% for the quarter ended June 30, 2002 as compared to 38.5% for the quarter ended June 30, 2001, driven primarily by strong margins in college bookstore operations, attributable in part to the higher-margin clothing/insignia revenues at the Company's bookstore serving the University of Maryland.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended June 30, 2002 increased $2.0 million, or 11.4%, to $19.7 million from $17.7 million for the quarter ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenues were 37.0% and 39.4% for the quarters ended June 30, 2002 and 2001, respectively. The increase in expenses is primarily the result of the Company's revenue and operational growth, as previously discussed. The decrease in expenses as a percentage of revenues is primarily attributable to revenue growth outpacing growth in certain expenses, particularly salaries and wages.

    INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the quarters ended June 30, 2002 and 2001 and the corresponding change in income (loss) before interest and taxes were as follows:

                                                                Change
                                                        ------------------------
                                 2002          2001        Amount    Percentage
                            ------------- ------------- ------------ ----------
Wholesale operations         $ 5,035,343   $ 4,598,823   $  436,520      9.5 %
College bookstore operations  (2,145,972)   (2,836,597)     690,625     24.3 %
Complementary services           636,316       290,835      345,481    118.8 %
Corporate administration      (3,324,642)   (3,205,131)    (119,511)    (3.7)%
                            ------------- ------------- ------------ ----------
                             $   201,045   $(1,152,070)  $1,353,115    117.5 %
                            ============= ============= ============ ==========

    The increase in income before interest and taxes in wholesale operations was attributable to increased revenues, steady used textbook margins, and a decline in certain expenses as a percentage of revenues. The improvement in loss before interest and taxes in college bookstore operations was primarily due to increased revenues, improved margins, and a decline in certain expenses as a percentage of revenues. The increase in income before interest and taxes in complementary services was primarily due to increased revenues and a decline in certain expenses as a percentage of revenues. Corporate administrative costs have remained relatively stable between periods.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended June 30, 2002 decreased $0.5 million, or 12.0%, to $3.9 million from $4.4 million for the quarter ended June 30, 2001, primarily due to reduced interest charges on the Senior Credit Facility resulting from the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002 and reduced usage under the Revolving Credit Facility. Additionally, a portion of interest expense associated with the interest rate swap agreements previously classified as interest expense is now included in the loss on derivative financial instruments, as previously discussed in the footnotes to the financial statements presented in Item 1.

    LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. The $0.1 million loss incurred on derivative financial instruments for the quarter ended June 30, 2002 is attributable to the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002. As a result of the optional prepayment, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. This loss represents the change in the fair value for the quarter ended June 30, 2002 of the portion of the interest rate swap agreements that no longer qualify as hedging instruments, along with interest associated with that portion of the interest rate swap agreements.

    INCOME TAXES. Income tax benefit for the quarter ended June 30, 2002 decreased $0.7 million, or 31.9%, to $1.4 million from $2.1 million for the quarter ended June 30, 2001. The Company's effective tax rate for the quarters ended June 30, 2002 and 2001 was 37.8% and 37.6%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's Revolving Credit Facility. At June 30, 2002, the Company's total indebtedness was $171.1 million, consisting of $34.4 million in Term Loans, $110.0 million of the Senior Subordinated Notes, $2.6 million of other indebtedness, including capital lease obligations, and $24.1 million under the Revolving Credit Facility. Additionally, NBC issued Senior Discount Debentures in fiscal 1998 which provided $41.6 million in net proceeds (face value of $76.0 million less original issue discount of $31.0 million and deferred financing costs of $3.4 million).

    Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and Tranche B Loans, after taking into account a $10.0 million optional prepayment made on March 29, 2002, the Company is scheduled to make principal payments totaling approximately $4.5 million in fiscal 2003, $7.0 million in fiscal 2004, $8.8 million in fiscal 2005 and $14.6 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Tranche A and Tranche B Loan principal balances. There was an excess cash flow payment obligation at March 31, 2002 of approximately $3.1 million that was waived by the lenders in the first quarter of fiscal 2003. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by the Company. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans have been converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual cash interest payments commencing August 15, 2003 at a fixed rate of 10.75% and mature on February 15, 2009.

    The Company's capital expenditures were $1.0 million and $0.2 million for the three months ended June 30, 2002 and 2001, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

    Business acquisition expenditures were $0.6 million and $5.8 million for the three months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2002, one bookstore location was acquired serving the University of Northern Colorado. For the three months ended June 30, 2001, eight bookstore locations were acquired serving Western Washington University, Chadron State College, North Carolina State University, the University of Oklahoma, Radford University, the University of Central Florida, and the University of Florida. The Company's ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the three months ended June 30, 2002, one bookstore serving the University of California - Berkeley was closed upon anticipation of the lease expiring in July, 2002 and a more suitable location having been obtained through a March, 2002 acquisition. During the three months ended June 30, 2001, the Company sold certain assets of two of its college bookstore locations serving the University of Texas in Austin, Texas for approximately $1.2 million, recognizing a gain on disposal of approximately $0.5 million. This gain is presented as an offset to selling, general, and administrative expenses in the

Company's statements of operations. The sale was made to one of the Company's largest wholesale customers, thereby strengthening the long-term relationship with that customer.

    The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used in operating activities for the three months ended June 30, 2002 were $27.7 million, unchanged from $27.7 million for the three months ended June 30, 2001.

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

    As of June 30, 2002, the Company could borrow up to $50.0 million under the Revolving Credit Facility. Outstanding indebtedness under the Revolving Credit Facility was $24.1 million at June 30, 2002. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

    The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payments, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt financing or capital contributions.

    The following tables present aggregated information as of June 30, 2002 regarding the Company's contractual obligations and commercial commitments:

                                                           Payments Due by Period
                                     --------------------------------------------------------------
   Contractual                         Less Than          1-3            4-5           After 5
   Obligations           Total           1 Year          Years          Years           Years
------------------   --------------- --------------- -------------- -------------- ----------------
Long-term debt         $144,890,455     $ 5,370,383    $17,437,579    $11,724,971     $110,357,522
Capital lease
obligations               2,135,733         107,491        259,537        452,881        1,315,824
Borrowings under
line of credit           24,100,000               -     24,100,000              -                -
Operating leases         37,806,000       7,895,000     12,184,000      8,847,000        8,880,000
                     --------------- --------------- -------------- -------------- ----------------
  Total                $208,932,188     $13,372,874    $53,981,116    $21,024,852     $120,553,346
                     =============== =============== ============== ============== ================


                                               Amount of Commitment Expiration Per Period
                         Total       --------------------------------------------------------------
Other Commercial        Amounts        Less Than          1-3            4-5           Over 5
   Commitments         Committed         1 Year          Years          Years           Years
------------------   --------------- --------------- -------------- -------------- ----------------

Unused line of credit  $ 25,900,000     $         -    $25,900,000    $         -     $          -
                     =============== =============== ============== ============== ================


TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

    In fiscal 2001, the Company entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by the Company. Such agreements included an equity option agreement, a management services agreement, and a technology sale and license agreement. The equity option agreement provides the Company the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc. The option is being accounted for as a cost method investment in accordance with APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. The management services agreement, which is effective for a period of three years, reimburses the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc. Prior to its amendment as described below, the management services agreement also required TheCampusHub.com, Inc. to pay the Company $0.5 million per year for certain shared management and administrative support. Complementary services revenue resulting from the management services agreement, including as amended, is recognized as the services are performed. The technology sale and license agreement provides for the Company to license its E-commerce software capabilities to TheCampusHub.com, Inc. Prior to its amendment as described below, the technology sale and license agreement required TheCampusHub.com, Inc. to pay the Company $0.5 million per year over a period of three years. The technology sale and license agreement also provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from the Company during that three year period. The license fees were recognized as complementary services revenue over the term of the agreement. For the three months ended June 30, 2002 and 2001, revenues attributable to the management services and technology sale and license agreements totaled $0.1 million and $0.2 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million and $0.2 million, respectively.

    Revenues attributable to the management services and technology sale and license agreements were recognized in fiscal 2002 under the anticipation that, if necessary, TheCampusHub.com, Inc. would make a capital call to its shareholders to provide the funding necessary to meet its obligations under the aforementioned agreements. TheCampusHub.com, Inc. reached break-even on a cash flow basis, excluding amounts under the management services and technology sale and license agreements, during fiscal 2002. While it remains a viable business and is funding its own operations, it is not currently generating sufficient excess cash flow to fund its obligations under the aforementioned agreements and the remaining capital available from its shareholders is being reserved to fund strategic development opportunities and, if required, ongoing operations. As a result, on March 31, 2002 the Company established a reserve of approximately $1.0 million on net amounts due from TheCampusHub.com, Inc. and ultimately wrote-off approximately $1.0 million of net amounts due during the three months ended June 30, 2002. Net amounts due from TheCampusHub.com, Inc. at June 30, 2002 and 2001 totaled $0.2 million and $0.6 million, respectively. Effective

April 1, 2002, the management services and technology sale and license agreements were amended, eliminating the annual licensing fee and reducing the annual management services fee for certain shared management and administrative support to $0.3 million. The Company continues to benefit from its relationship with TheCampusHub.com, Inc., as the technology developed further enhances the product/service offering of the Company to its wholesale customers.

    On August 2, 2002, HWH Capital Partners, L.P. and HWH Cornhusker Partners, L.P., affiliates of Haas Wheat & Partners, L.P. ("HWP"), along with certain other stockholders of NBC (collectively with HWP, the "Sellers"), sold approximately 33% of the issued and outstanding shares of NBC to certain funds affiliated with Weston Presidio Capital ("WPC"). HWP retained a controlling interest in NBC after the sale. Under the terms of a buy-sell agreement entered into in connection with this sale, WPC may require that the Sellers repurchase WPC's shares of NBC at a price as defined in the buy-sell agreement, unless a majority of the Sellers elects, in the alternative, to sell to WPC their remaining shares of NBC at a price as defined in the buy-sell agreement.

    In April, 2001, NBC issued 2,621 shares of its Class A Common Stock to the Senior Vice President of Retail Division at a price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765. As of June 30, 2002 and 2001, notes receivable from stockholders and the associated interest receivable totaled $0.8 million. Such notes, which were amended and restated in July, 2002, mature between January, 2009 and January, 2010 and bear interest at 5.25%.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

    In July, 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This standard requires that a liability for all costs associated with exit or disposal activities be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect its adoption of this standard later in fiscal 2003 to have a significant impact on its financial statements. In June, 2001 the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on its financial statements.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $171.1 million in total indebtedness outstanding at June 30, 2002, $34.4 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to effectively convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of June 30, 2002 was $21.6 million. Such notional amounts are reduced periodically by amounts equal to the originally-scheduled principal payments on the Tranche A and Tranche B Loans.

    Certain quantitative market risk disclosures have changed since March 31, 2002 as a result of market fluctuations, movement in interest rates, and principal payments. The following table presents summarized market risk information as of June 30, 2002 and March 31, 2002, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                             June 30,       March 31,
                                                               2002           2002
                                                          -------------- --------------
Fair Values:
  Fixed rate debt                                          $110,013,347   $109,443,478
  Variable rate debt (excluding Revolving Credit Facility)   34,382,906     34,900,000
  Interest rate swaps                                        (1,782,869)    (1,618,397)

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                  8.82%          8.82%
  Variable rate debt (excluding Revolving Credit Facility)         5.99%          7.01%
  Interest rate swaps receive rate                                 2.21%          3.19%

                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Fourth Amendment and Waiver, dated as of June 4, 2002, to and under the Credit Agreement, dated as of February 13, 1998, among NBC Acquisition Corp., Nebraska Book Company, Inc., JPMorgan Chase Bank, and certain other financial institutions.

      10.2 First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998.

      10.3 First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998.

      10.4 Amended and Restated Secured Promissory Note dated July 9, 2002 between NBC Acquisition Corp. and Barry S. Major.

      10.5 Amended and Restated Secured Promissory Note dated July 9, 2002 between NBC Acquisition Corp. and Alan Siemek.

      10.6 Amended and Restated Secured Promissory Note dated July 9, 2002 between NBC Acquisition Corp. and Michael J. Kelly.

      10.7 Amended and Restated Secured Promissory Note dated July 9, 2002 between NBC Acquisition Corp. and Robert Rupe.

      99.1  Certification  of Chief  Executive  Officer  pursuant  to 18  U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

      99.2  Certification  of Chief  Financial  Officer  pursuant  to 18  U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2002.


NEBRASKA BOOK COMPANY, INC.




/s/   Mark W. Oppegard                           /s/ Alan G. Siemek
----------------------                           ------------------
Mark W. Oppegard                                 Alan G. Siemek
Chief Executive Officer, President and           Chief Financial Officer, Senior
Director                                         Vice President of Finance and
                                                 Administration, Treasurer and
                                                 Assistant Secretary