Form 10-Q
period 2002-09-30
NEBRASKA BOOK CO
filed 2002-11-07
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] NO [X]

               TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                       AS OF NOVEMBER 7, 2002: 100 SHARES

                            TOTAL NUMBER OF PAGES: 32

                             EXHIBIT INDEX: PAGE 30

                                      PART I. FINANCIAL INFORMATION

                                      ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                            September 30,   March 31,    September 30,
                                                                2002          2002           2001
                                                            ------------- -------------- --------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                $ 56,317,800   $ 11,419,277   $ 38,081,653
   Receivables                                                41,802,834     29,384,249     43,681,727
   Inventories                                                63,479,433     69,908,414     64,225,355
   Deferred income taxes                                       5,227,325      3,557,325      3,809,166
   Prepaid expenses and other assets                             768,305        498,440        459,964
                                                            -------------  -------------  -------------
         Total current assets                                167,595,697    114,767,705    150,257,865

PROPERTY AND EQUIPMENT, net of depreciation & amortization    27,671,030     26,478,915     27,189,849

GOODWILL                                                      30,077,527     29,791,335     29,780,449

IDENTIFIABLE INTANGIBLES, net of amortization                    349,494        414,564        422,357

DEBT ISSUE COSTS, net of amortization                          4,790,577      5,403,342      6,352,668

OTHER ASSETS                                                   5,754,216      5,937,710      6,189,520
                                                            -------------  -------------  -------------
                                                            $236,238,541   $182,793,571   $220,192,708
                                                            =============  =============  =============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                         $ 45,892,419   $ 15,084,077   $ 42,571,138
   Accrued employee compensation and benefits                  6,510,570      8,910,902      5,481,748
   Accrued interest                                            1,812,791      1,547,199      1,894,794
   Accrued incentives                                          5,032,200      3,595,628      2,451,726
   Accrued expenses                                            1,180,371      1,060,969      1,041,735
   Income taxes payable                                       10,239,708      3,684,439      8,074,617
   Deferred revenue                                            1,044,130        432,790        730,261
   Current maturities of long-term debt                        5,480,217      4,476,156      6,822,101
   Current  maturities of capital lease obligations              104,678        111,015        110,146
                                                            -------------  -------------  -------------
         Total current liabilities                            77,297,084     38,903,175     69,178,266

LONG-TERM DEBT, net of current maturities                    138,748,531    140,936,989    152,789,299

CAPITAL LEASE OBLIGATIONS, net of current maturities           2,004,150      2,052,286      2,108,827

OTHER LONG-TERM LIABILITIES                                    1,934,483      1,892,250      2,416,559

DUE TO PARENT                                                 10,835,232      9,594,899      8,192,845

COMMITMENTS (Note 3)

STOCKHOLDER'S EQUITY (DEFICIT):
   Common stock, voting, authorized 50,000 shares of
     $1.00 par value; issued and outstanding 100 shares              100            100            100
   Additional paid-in capital                                 46,912,165     46,404,474     46,427,587
   Accumulated deficit                                       (40,856,886)   (56,386,035)   (59,765,966)
   Accumulated other comprehensive loss                         (636,318)      (604,567)    (1,154,809)
                                                            ------------- -------------- --------------
         Total stockholder's equity (deficit)                  5,419,061    (10,586,028)   (14,493,088)
                                                            ------------- -------------- --------------
                                                            $236,238,541   $182,793,571   $220,192,708
                                                            ============= ============== ==============


See notes to consolidated financial statements.


NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------

                                                   Three Months Ended           Six Months Ended
                                                      September 30,               September 30,
                                                    2002          2001           2002        2001
                                               ------------- ------------- ------------- -------------

REVENUES, net of returns                       $157,721,459  $144,211,911  $211,062,992  $189,095,798

COSTS OF SALES                                   99,782,901    90,715,189   132,322,258   118,304,419
                                               ------------- ------------- ------------- -------------
       Gross profit                              57,938,558    53,496,722    78,740,734    70,791,379

OPERATING EXPENSES:
  Selling, general and administrative            24,031,504    22,313,397    43,750,895    40,007,879
  Depreciation                                      788,794       721,838     1,525,146     1,363,108
  Amortization                                      167,074       122,821       312,462       233,796
                                               ------------- ------------- ------------- -------------
                                                 24,987,372    23,158,056    45,588,503    41,604,783
                                               ------------- ------------- ------------- -------------

INCOME FROM OPERATIONS                           32,951,186    30,338,666    33,152,231    29,186,596

OTHER EXPENSES (INCOME):
  Interest expense                                3,698,431     4,582,499     7,565,698     8,987,640
  Interest income                                   (80,941)      (91,266)      (91,546)     (113,897)
  Loss on derivative financial instruments           56,898             -       150,105             -
                                               ------------- ------------- ------------- -------------
                                                  3,674,388     4,491,233     7,624,257     8,873,743
                                               ------------- ------------- ------------- -------------

INCOME BEFORE INCOME TAXES                       29,276,798    25,847,433    25,527,974    20,312,853

INCOME TAX EXPENSE                               11,414,702     9,936,987     9,998,825     7,856,477
                                               ------------- ------------- ------------- -------------
NET INCOME                                     $ 17,862,096  $ 15,910,446  $ 15,529,149  $ 12,456,376
                                               ============= ============= ============= =============



See notes to consolidated financial statements.


NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                                                       Accumulated
                                                          Additional                      Other
                                                  Common    Paid-in      Accumulated  Comprehensive
                                                  Stock     Capital        Deficit        Loss         Total
                                                 ------- -------------  ------------- ------------ -------------

BALANCE,April 1, 2001                             $ 100   $46,435,726   $(72,222,342) $         -  $(25,786,516)

   Contributed capital                                -        (8,139)             -            -        (8,139)

   Net income                                         -             -     12,456,376            -    12,456,376

   Other comprehensive loss, net of taxes:
     Cumulative effect of adoption of
     SFAS No. 133                                     -             -              -     (602,640)     (602,640)

     Unrealized losses on interest rate
     swap agreements                                  -             -              -     (552,169)     (552,169)

                                                  ------  ------------  ------------- ------------ -------------
BALANCE,September 30, 2001                        $ 100   $46,427,587   $(59,765,966) $(1,154,809) $(14,493,088)
                                                  ======  ============  ============= ============ =============


BALANCE,April 1, 2002                             $ 100   $46,404,474   $(56,386,035) $  (604,567) $(10,586,028)

   Contributed capital                                -       507,691              -            -       507,691

   Net income                                         -             -     15,529,149            -    15,529,149

   Other comprehensive loss, net of taxes:
     Unrealized losses on interest rate
     swap agreements                                  -             -              -      (31,751)      (31,751)

                                                  ------  ------------  ------------- ------------ -------------
BALANCE,September 30, 2002                        $ 100   $46,912,165   $(40,856,886) $  (636,318) $  5,419,061
                                                  ======  ============  ============= ============ =============


See notes to consolidated financial statements.


NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------------

                                                                  Six Months Ended
                                                                     September 30,
                                                                   2002         2001
                                                              ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 15,529,149  $ 12,456,376
   Adjustments to reconcile net income to net cash flows
     from operating activities:
     Provision for losses on accounts receivable                    49,934        44,579
     Depreciation                                                1,525,146     1,363,108
     Amortization                                                  957,673       917,970
     Noncash interest expense from derivative
     financial instruments                                          36,426       234,016
     Gain on derivative financial instruments                      (27,327)            -
     Gain on disposal of assets                                     (4,871)     (537,457)
     Deferred income taxes                                      (1,303,000)   (1,353,000)
     Changes in operating assets and liabilities,
     net of effect of acquisitions/disposals:
        Receivables                                            (12,482,411)  (12,380,047)
        Inventories                                              6,620,206    (1,036,298)
        Recoverable income taxes                                         -       706,408
        Prepaid expenses and other assets                         (269,865)      (56,264)
        Other assets                                              (212,375)      (27,151)
        Accounts payable                                        30,808,342    30,923,174
        Accrued employee compensation and benefits              (2,400,332)   (1,031,025)
        Accrued interest                                           265,592       428,151
        Accrued incentives                                       1,436,572     1,469,832
        Accrued expenses                                           119,402        76,954
        Income taxes payable                                     6,555,269     8,074,617
        Deferred revenue                                           611,340       451,279
        Other long-term liabilities                                 15,088        18,892
        Due to parent                                            1,240,333     1,136,030
                                                              ------------- -------------
           Net cash flows from operating activities             49,070,291    41,880,144

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                          (2,628,130)   (1,239,089)
   Bookstore acquisitions, net of cash acquired                   (645,417)   (5,828,513)
   Proceeds from sale of bookstores                                      -     1,191,112
   Proceeds from sale of property and equipment and other           13,740        27,811
   Software development costs                                     (162,228)     (201,163)
                                                              ------------- -------------
           Net cash flows from investing activities             (3,422,035)   (6,049,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of financing costs                                      (32,446)            -
   Principal payments on long-term debt                         (1,184,397)   (2,110,190)
   Principal payments on capital lease obligations                 (54,473)      (61,716)
   Capital contribution                                            521,583        13,752
                                                              ------------- -------------
           Net cash flows from financing activities               (749,733)   (2,158,154)
                                                              ------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       44,898,523    33,672,148

CASH AND CASH EQUIVALENTS, Beginning of period                  11,419,277     4,409,505
                                                              ------------- -------------
CASH AND CASH EQUIVALENTS, End of period                      $ 56,317,800  $ 38,081,653
                                                              ============= =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
   Cash paid (refunded) during the period for:
     Interest                                                 $  6,795,901  $  7,641,299
     Income taxes                                                3,506,223      (707,578)

   Noncash investing and financing activities:
     Property acquired through capital lease                  $          -  $  2,228,972
     Cumulative effect of adoption of SFAS No. 133,
     net of income taxes                                                 -      (602,640)
     Unrealized losses on interest rate swap agreements,
     net of income taxes                                           (31,751)     (552,169)
     Deferred taxes resulting from accumulated
     other comprehensive loss                                       13,705      (769,872)


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


1. MANAGEMENT REPRESENTATIONS - The balance sheet of Nebraska Book Company, Inc. (the "Company") at March 31, 2002 was derived from the Company's audited balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform with current year presentation. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-K.

2.  INVENTORIES - Inventories are summarized as follows:

                                      September 30,   March 31,    September 30,
                                          2002          2002           2001
         ----------------------------------------------------------------------
         Wholesale operations           $18,456,100   $30,256,654  $16,902,591
         College bookstore operations    36,096,891    32,447,083   40,506,651
         Complementary services           8,926,442     7,204,677    6,816,113
         ----------------------------------------------------------------------
                                        $63,479,433   $69,908,414  $64,225,355
         ======================================================================


3. LONG-TERM DEBT - The Company's indebtedness includes a bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, which was unused at September 30, 2002 and 2001, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at September 30, 2002 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as amended, to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. There was an excess cash flow payment obligation at March 31, 2002 of $3.1 million that was subsequently waived by the lenders in the first quarter of fiscal 2003.

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

    The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements. General information regarding the Company's exposure to fluctuations in Eurodollar interest rates is presented in the following table:
                                     September 30,    March 31,    September 30,
                                         2002           2002           2001
                                     ------------- -------------- --------------
    Total indebtedness outstanding    $146,337,576  $147,576,446   $161,830,373

    Indebtedness subject to
    Eurodollar fluctuations             33,726,948    34,900,000     49,100,000

    Notional amounts under
    swap agreements                     42,287,500    44,900,000     49,100,000


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

    Under hedge accounting, the interest rate swap agreements are reflected at fair value in the Company's consolidated balance sheets (as "other long-term liabilities") and the related gains or losses on these agreements are generally recorded in stockholders' deficit, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive loss are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. The net effect of this accounting on the Company's consolidated results of operations is that interest expense on the Tranche A and Tranche B Loans is generally being recorded based on fixed interest rates. The fair value of the interest rate swap agreements reflected in other long-term liabilities at September 30, 2002, March 31, 2002, and September 30, 2001 totaled $1.6 million, $1.6 million, and $2.2 million, respectively.

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

    As a result of a $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the Tranche A and Tranche B Loans represents the portion of the agreements that no longer qualify for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualify for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the Tranche A and Tranche B Loans. The fair value allocated to the portion of the interest rate swap agreements that no longer qualify for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments and totaled approximately $0.4 million. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, are also recognized as a gain (loss) on derivative financial instruments in the consolidated statements of operations and totaled $(0.1) million and $(0.2) million for the quarter and six months ended September 30, 2002.

    Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the periods then ended:

                                        September 30,  March 31,   September 30,
                                            2002         2002          2001
                                        ------------- -----------  -------------
 Year-to-date decrease in fair value
 of swap agreements designated as hedges    $54,469     $253,552     $1,154,297

 Year-to-date interest expense
 recorded  due to hedge ineffectiveness      36,426                     234,016

 Quarterly interest expense recorded
 due to hedge ineffectiveness                11,846                     234,016

    Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest expense from derivative financial instruments", "gain or loss on derivative financial instruments", or as noncash investing and financing activities.


5. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 108 college bookstores as of September 30, 2002 located on or adjacent to college campuses. The complementary services segment includes book-related services such as distance education materials, computer hardware and software, and a centralized buying service.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, property and equipment, intangibles, and other assets), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters and six months ended September 30, 2002 and 2001, respectively:

                                                           College
                                           Wholesale      bookstore   Complementary
                                          operations      operations     services        Total
                                         ------------- -------------- -------------- -------------
Quarter ended September 30, 2002:
  External customer revenues              $48,423,703   $ 98,517,600  $  10,780,156  $157,721,459
  Intersegment revenues                     8,078,670        239,296        264,358     8,582,324
  Depreciation and amortization expense       119,900        632,469        152,839       905,208
  Income before interest and taxes         18,314,408     14,875,168        358,920    33,548,496
Quarter ended September 30, 2001:
  External customer revenues              $43,226,489   $ 92,032,991  $   8,952,431  $144,211,911
  Intersegment revenues                     8,529,174        181,607        740,403     9,451,184
  Depreciation and amortization expense       102,418        550,437        131,883       784,738
  Income before interest and taxes         17,244,502     13,733,059        176,866    31,154,427
Six months ended September 30, 2002:
  External customer revenues              $68,794,884   $120,110,586  $  22,157,522  $211,062,992
  Intersegment revenues                    13,068,779        400,180        488,327    13,957,286
  Depreciation and amortization expense       234,467      1,169,825        335,736     1,740,028
  Income before interest and taxes         23,349,751     12,729,196        995,236    37,074,183
Six months ended September 30, 2001:
  External customer revenues              $61,896,886   $110,193,066  $  17,005,846  $189,095,798
  Intersegment revenues                    13,415,306        289,441      1,091,570    14,796,317
  Depreciation and amortization expense       205,586      1,020,430        252,294     1,478,310
  Income before interest and taxes         21,843,325     10,896,462        467,701    33,207,488


    The following table reconciles segment information presented above with information as presented in the consolidated financial statements for the quarters and six months ended September 30, 2002 and 2001, respectively:

                                                   Quarter Ended               Six Months Ended
                                                    September 30,                 September 30,
                                                  2002         2001           2002          2001
                                              ------------ ------------- ------------- -------------
Revenues:
  Total for reportable segments               $166,303,783 $153,663,095  $225,020,278  $203,892,115
  Elimination of intersegment revenues          (8,582,324)  (9,451,184)  (13,957,286)  (14,796,317)
                                              ------------ ------------- ------------- -------------
    Consolidated total                        $157,721,459 $144,211,911  $211,062,992  $189,095,798
                                              ============ ============= ============= =============

Depreciation and Amortization Expense:
  Total for reportable segments               $    905,208 $    784,738  $  1,740,028  $  1,478,310
  Corporate administration                          50,660       59,921        97,580       118,594
                                              ------------ ------------- ------------- -------------
    Consolidated total                        $    955,868 $    844,659  $  1,837,608  $  1,596,904
                                              ============ ============= ============= =============

Income Before Income Taxes:
  Total for reportable segments               $ 33,548,496  $31,154,427  $ 37,074,183  $ 33,207,488
  Corporate administrative costs                  (597,310)    (815,761)   (3,921,952)   (4,020,892)
                                              ------------ ------------- ------------- -------------
                                                32,951,186   30,338,666    33,152,231    29,186,596
  Interest expense, net                         (3,617,490)  (4,491,233)   (7,474,152)   (8,873,743)
  Loss on derivative financial instruments         (56,898)           -      (150,105)            -
                                              ------------ ------------- ------------- -------------
    Consolidated income before income taxes   $ 29,276,798  $25,847,433  $ 25,527,974  $ 20,312,853
                                              ============ ============= ============= =============

    The following table presents the total carrying amount of goodwill, by reportable segment, as of September 30, 2002, March 31, 2002, and September 30, 2001, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from NBC Acquisition Corp.'s ("NBC") acquisition of the Company on September 1, 1995. As is the case with a significant portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                      September 30,  March 31,    September 30,
                                          2002          2002          2001
                                      ------------- ------------- -------------

        College bookstore operations   $13,306,953  $ 13,020,761   $13,009,875
        Corporate administration        16,770,574    16,770,574    16,770,574
                                      ------------- ------------- -------------
          Total goodwill               $30,077,527  $ 29,791,335   $29,780,449
                                      ============= ============= =============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

6. COMPREHENSIVE INCOME - Comprehensive income includes net income and other comprehensive income (loss). Comprehensive income for the quarters and six months ended September 30, 2002 and 2001 is presented in the table below.


                                                          Quarter Ended             Six Months Ended
                                                          September 30,              September 30,
                                                       2002          2001          2002           2001
                                                   ------------  ------------- ------------- -------------
Comprehensive Income:
  Net income                                        $17,862,096   $15,910,446   $15,529,149   $12,456,376
  Other comprehensive income (loss), net of taxes:
    Cumulative effect of adoption of SFAS No. 133             -             -             -      (602,640)
    Unrealized gains (losses) on interest rate
    swap agreements                                      73,461      (513,819)      (31,751)     (552,169)
                                                   ------------  ------------- ------------- -------------
                                                    $17,935,557   $15,396,627   $15,497,398   $11,301,567
                                                   ============  ============= ============= =============


7. ACCOUNTING STANDARDS NOT YET ADOPTED - In July, 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This standard requires that a liability for all costs associated with exit or disposal activities be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect its adoption of this standard later in fiscal 2003 to have a significant impact on its consolidated financial statements. In June, 2001 the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on its consolidated financial statements.

8. STOCK OPTION PLANS - Effective June 20, 2002, NBC's board of directors authorized the reallocation of 1,771 unissued options from the 1998 Stock Option Plan to the 1998 Performance Stock Option Plan and concurrently approved the granting of options to purchase 13,000 shares of NBC's Class A Common Stock under the 1998 Performance Stock Option Plan and options to purchase 2,135 shares of NBC's Class A Common Stock under the 1998 Stock Option Plan to selected employees and officers of the Company. Twenty-five percent of the options granted became exercisable immediately on June 20, 2002, with the remaining options becoming exercisable in 25% increments on June 20, 2003, 2004 and 2005. Such options have an exercise price of $106 and expire on June 20, 2012.

9. STOCK TRANSACTION - On August 2, 2002, HWH Capital Partners, L.P. and HWH Cornhusker Partners, L.P., affiliates of Haas Wheat & Partners, L.P. ("HWP"), along with certain other stockholders of NBC (collectively with HWP, the "Sellers"), sold approximately 33% of the issued and outstanding shares of NBC to certain funds affiliated with Weston Presidio Capital ("WPC"). HWP retained a controlling interest in NBC after the sale. Under the terms of a buy-sell agreement entered into in connection with this sale, WPC may require that the Sellers repurchase WPC's shares of NBC at a price as defined in the buy-sell agreement, unless a majority of the Sellers elects, in the alternative, to sell to WPC their remaining shares of NBC at a price as defined in the buy-sell agreement.

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Effective July 1, 2002, the Company's distance learning division was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. In connection with its incorporation, Specialty Books, Inc. has unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of the Company's obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes. Specialty Books, Inc. is also a party to the Guarantee and Collateral Agreement related to the Senior Credit Facility. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (Nebraska Book Company, Inc.), subsidiary guarantor (Specialty Books, Inc.), consolidating eliminations, and consolidated totals. Activity in the distance learning division prior to incorporation on July 1, 2002 has been separately "carved out" and presented in the subsidiary guarantor column.


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2002
----------------------------------------------------------------------------------------------------------------

                                                        Nebraska       Specialty
                                                          Book          Books,                      Consolidated
                                                      Company, Inc.      Inc.        Eliminations      Totals
                                                     -------------- --------------  -------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $ 56,134,982   $   182,818    $          -   $ 56,317,800
  Receivables                                           50,184,342     1,575,153      (9,956,661)    41,802,834
  Inventories                                           55,119,213     8,360,220               -     63,479,433
  Deferred income taxes                                  5,227,325             -               -      5,227,325
  Prepaid expenses and other assets                        767,689           616               -        768,305
                                                     -------------- -------------  -------------- --------------
    Total current assets                               167,433,551    10,118,807      (9,956,661)   167,595,697

PROPERTY AND EQUIPMENT, net                             27,098,678       572,352               -     27,671,030

GOODWILL                                                30,077,527             -               -     30,077,527

OTHER ASSETS                                            11,468,921        17,077        (591,711)    10,894,287
                                                     -------------- -------------  -------------- --------------
                                                      $236,078,677   $10,708,236    $(10,548,372)  $236,238,541
                                                     ============== =============  ============== ==============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                    $ 45,892,419   $ 9,956,661    $ (9,956,661)  $ 45,892,419
  Accrued employee compensation and benefits             6,393,142       117,428               -      6,510,570
  Accrued interest                                       1,812,791             -               -      1,812,791
  Accrued incentives                                     5,032,200             -               -      5,032,200
  Accrued expenses                                       1,137,935        42,436               -      1,180,371
  Income taxes payable                                  10,239,708             -               -     10,239,708
  Deferred revenue                                       1,044,130             -               -      1,044,130
  Current maturities of long-term debt                   5,480,217             -               -      5,480,217
  Current maturities of capital lease obligations          104,678             -               -        104,678
                                                     -------------- -------------  -------------- --------------
    Total current liabilities                           77,137,220    10,116,525      (9,956,661)    77,297,084

LONG-TERM DEBT, net of current maturities              138,748,531             -               -    138,748,531

CAPITAL LEASE OBLIGATIONS, net of current maturities     2,004,150             -               -      2,004,150

OTHER LONG-TERM LIABILITIES                              1,934,483             -               -      1,934,483

DUE TO PARENT                                           10,835,232             -               -     10,835,232

COMMITMENTS

STOCKHOLDER'S EQUITY                                     5,419,061       591,711        (591,711)     5,419,061
                                                     -------------- -------------  -------------- --------------
                                                      $236,078,677   $10,708,236    $(10,548,372)  $236,238,541
                                                     ============== =============  ============== ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2002
-------------------------------------------------------------------------------------------------------------

                                                       Nebraska      Specialty
                                                         Book          Books,                   Consolidated
                                                     Company, Inc.      Inc.     Eliminations      Totals
                                                    -------------- ------------ -------------- --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 11,383,149   $   36,128   $         -    $ 11,419,277
  Receivables                                          36,621,617    1,389,735    (8,627,103)     29,384,249
  Inventories                                          63,234,722    6,673,692             -      69,908,414
  Deferred income taxes                                 3,557,325            -             -       3,557,325
  Prepaid expenses and other assets                       494,217        4,223             -         498,440
                                                    -------------- ------------ -------------  --------------
    Total current assets                              115,291,030    8,103,778    (8,627,103)    114,767,705

PROPERTY AND EQUIPMENT, net                            25,953,871      525,044             -      26,478,915

GOODWILL                                               29,791,335            -             -      29,791,335

OTHER ASSETS                                           11,643,820       17,077        94,719      11,755,616
                                                    -------------- ------------ -------------  --------------
                                                     $182,680,056   $8,645,899   $(8,532,384)   $182,793,571
                                                    ============== ============ =============  ==============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                   $ 15,084,077   $8,627,103   $(8,627,103)   $ 15,084,077
  Accrued employee compensation and benefits            8,810,618      100,284             -       8,910,902
  Accrued interest                                      1,547,199            -             -       1,547,199
  Accrued incentives                                    3,595,628            -             -       3,595,628
  Accrued expenses                                      1,047,738       13,231             -       1,060,969
  Income taxes payable                                  3,684,439            -             -       3,684,439
  Deferred revenue                                        432,790            -             -         432,790
  Current maturities of long-term debt                  4,476,156            -             -       4,476,156
  Current maturities of capital lease obligations         111,015            -             -         111,015
                                                    -------------- ------------ -------------  --------------
    Total current liabilities                          38,789,660    8,740,618    (8,627,103)     38,903,175

LONG-TERM DEBT, net of current maturities             140,936,989            -             -     140,936,989

CAPITAL LEASE OBLIGATIONS, net of current maturities    2,052,286            -             -       2,052,286

OTHER LONG-TERM LIABILITIES                             1,892,250            -             -       1,892,250

DUE TO PARENT                                           9,594,899            -             -       9,594,899

COMMITMENTS

STOCKHOLDER'S DEFICIT                                 (10,586,028)     (94,719)       94,719     (10,586,028)
                                                    -------------- ------------ -------------  --------------
                                                     $182,680,056   $8,645,899   $(8,532,384)   $182,793,571
                                                    ============== ============ =============  ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2001
--------------------------------------------------------------------------------------------------------------

                                                       Nebraska        Specialty
                                                          Book           Books,                  Consolidated
                                                      Company, Inc.       Inc.     Eliminations     Totals
                                                     --------------  ------------ -------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $ 37,977,261   $  104,392    $         -   $ 38,081,653
  Receivables                                           51,011,384    1,326,030     (8,655,687)    43,681,727
  Inventories                                           58,048,332    6,177,023              -     64,225,355
  Deferred income taxes                                  3,809,166            -              -      3,809,166
  Prepaid expenses and other assets                        458,332        1,632              -        459,964
                                                     -------------- ------------  ------------- --------------
    Total current assets                               151,304,475    7,609,077     (8,655,687)   150,257,865

PROPERTY AND EQUIPMENT, net                             26,567,238      622,611              -     27,189,849

GOODWILL                                                29,780,449            -              -     29,780,449

OTHER ASSETS                                            12,386,151            -        578,394     12,964,545
                                                     -------------- ------------  ------------- --------------
                                                      $220,038,313   $8,231,688    $(8,077,293)  $220,192,708
                                                     ============== ============  ============= ==============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                    $ 42,571,138   $8,655,687    $(8,655,687)  $ 42,571,138
  Accrued employee compensation and benefits             5,365,155      116,593              -      5,481,748
  Accrued interest                                       1,894,794            -              -      1,894,794
  Accrued incentives                                     2,451,726            -              -      2,451,726
  Accrued expenses                                       1,003,933       37,802              -      1,041,735
  Income taxes payable                                   8,074,617            -              -      8,074,617
  Deferred revenue                                         730,261            -              -        730,261
  Current maturities of long-term debt                   6,822,101            -              -      6,822,101
  Current maturities of capital lease obligations          110,146            -              -        110,146
                                                     -------------- ------------  ------------- --------------
    Total current liabilities                           69,023,871    8,810,082     (8,655,687)    69,178,266

LONG-TERM DEBT, net of current maturities              152,789,299            -              -    152,789,299

CAPITAL LEASE OBLIGATIONS, net of current maturities     2,108,827            -              -      2,108,827

OTHER LONG-TERM LIABILITIES                              2,416,559            -              -      2,416,559

DUE TO PARENT                                            8,192,845            -              -      8,192,845

COMMITMENTS

STOCKHOLDER'S DEFICIT                                  (14,493,088)    (578,394)       578,394    (14,493,088)
                                                     -------------- ------------  ------------- --------------
                                                      $220,038,313   $8,231,688    $(8,077,293)  $220,192,708
                                                     ============== ============  ============= ==============



NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2002
-------------------------------------------------------------------------------------------------------

                                                  Nebraska      Specialty
                                                   Book           Books,                  Consolidated
                                                Company, Inc.      Inc.     Eliminations     Totals
                                               --------------  ------------ ------------ --------------
REVENUES, net of returns                        $148,746,430    $8,997,020   $ (21,991)   $157,721,459

COSTS OF SALES                                    93,644,244     6,166,931     (28,274)     99,782,901
                                               --------------  ------------ -----------  --------------
  Gross profit                                    55,102,186     2,830,089       6,283      57,938,558

OPERATING EXPENSES (INCOME):
  Selling, general and administrative             21,690,562     2,334,659       6,283      24,031,504
  Depreciation                                       776,983        11,811           -         788,794
  Amortization                                       167,074             -           -         167,074
  Equity in earnings of subsidiary                  (290,171)            -     290,171               -
                                               --------------  ------------ -----------  --------------
                                                  22,344,448     2,346,470     296,454      24,987,372
                                               --------------  ------------ -----------  --------------

INCOME FROM OPERATIONS                            32,757,738       483,619    (290,171)     32,951,186

OTHER EXPENSES (INCOME):
  Interest expense                                 3,698,431             -           -       3,698,431
  Interest income                                    (80,941)            -           -         (80,941)
  Loss on derivative financial instruments            56,898             -           -          56,898
                                               --------------  ------------ -----------  --------------
                                                   3,674,388             -           -       3,674,388
                                               --------------  ------------ -----------  --------------

INCOME BEFORE INCOME TAXES                        29,083,350       483,619    (290,171)     29,276,798

INCOME TAX EXPENSE                                11,221,254       193,448           -      11,414,702
                                               --------------  ------------ -----------  --------------
NET INCOME                                      $ 17,862,096    $  290,171   $(290,171)   $ 17,862,096
                                               ==============  ============ ===========  ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2001
----------------------------------------------------------------------------------------------

                                         Nebraska    Specialty
                                           Book        Books,                    Consolidated
                                       Company, Inc.    Inc.       Eliminations     Totals
                                      -------------- ------------  ------------ --------------
REVENUES, net of returns               $137,305,571   $6,934,701    $ (28,361)   $144,211,911

COSTS OF SALES                           85,960,263    4,787,544      (32,618)     90,715,189
                                      -------------- ------------  -----------  --------------
  Gross profit                           51,345,308    2,147,157        4,257      53,496,722

OPERATING EXPENSES (INCOME):
  Selling, general and administrative    20,437,534    1,871,606        4,257      22,313,397
  Depreciation                              703,842       17,996            -         721,838
  Amortization                              122,821            -            -         122,821
  Equity in earnings of subsidiary         (154,533)           -      154,533               -
                                      -------------- ------------  -----------  --------------
                                         21,109,664    1,889,602      158,790      23,158,056
                                      -------------- ------------  -----------  --------------

INCOME FROM OPERATIONS                   30,235,644      257,555     (154,533)     30,338,666

OTHER EXPENSES (INCOME):
  Interest expense                        4,582,499            -            -       4,582,499
  Interest income                           (91,266)           -            -         (91,266)
                                      -------------- ------------  -----------  --------------
                                          4,491,233            -            -       4,491,233
                                      -------------- ------------  -----------  --------------

INCOME BEFORE INCOME TAXES               25,744,411      257,555     (154,533)     25,847,433

INCOME TAX EXPENSE                        9,833,965      103,022            -       9,936,987
                                      -------------- ------------  -----------  --------------
NET INCOME                             $ 15,910,446   $  154,533    $(154,533)   $ 15,910,446
                                      ============== ============  ===========  ==============



NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------------------------------

                                               Nebraska       Specialty
                                                 Book           Books,                     Consolidated
                                             Company, Inc.       Inc.        Eliminations     Totals
                                            --------------- ---------------  ------------ --------------
REVENUES, net of returns                      $192,644,422     $18,469,244    $ (50,674)   $211,062,992

COSTS OF SALES                                 119,798,931      12,585,558      (62,231)    132,322,258
                                            ---------------  --------------  -----------  -------------
  Gross profit                                  72,845,491       5,883,686       11,557      78,740,734

OPERATING EXPENSES (INCOME):
  Selling, general and administrative           39,075,735       4,663,603       11,557      43,750,895
  Depreciation                                   1,449,114          76,032            -       1,525,146
  Amortization                                     312,462               -            -         312,462
  Equity in earnings of subsidiary                (686,430)              -      686,430               -
                                            ---------------  --------------  -----------  --------------
                                                40,150,881       4,739,635      697,987      45,588,503
                                            ---------------  --------------  -----------  --------------

INCOME FROM OPERATIONS                          32,694,610       1,144,051     (686,430)     33,152,231

OTHER EXPENSES (INCOME):
  Interest expense                               7,565,698               -            -       7,565,698
  Interest income                                  (91,546)              -            -         (91,546)
  Loss on derivative financial instruments         150,105               -            -         150,105
                                            ---------------  --------------  -----------  --------------
                                                 7,624,257               -            -       7,624,257
                                            ---------------  --------------  -----------  --------------

INCOME BEFORE INCOME TAXES                      25,070,353       1,144,051     (686,430)     25,527,974

INCOME TAX EXPENSE                               9,541,204         457,621            -       9,998,825
                                            ---------------  --------------  -----------  --------------
NET INCOME                                   $  15,529,149    $    686,430    $(686,430)   $ 15,529,149
                                            ===============  ==============  ===========  ==============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
----------------------------------------------------------------------------------------------------

                                             Nebraska      Specialty
                                               Book          Books,                   Consolidated
                                           Company, Inc.      Inc.      Eliminations     Totals
                                          -------------- -------------- ------------ ---------------
REVENUES, net of returns                   $176,329,345   $12,806,515    $ (40,062)   $189,095,798

COSTS OF SALES                              109,470,451     8,883,120      (49,152)    118,304,419
                                          -------------- -------------  ------------ ---------------
  Gross profit                               66,858,894     3,923,395        9,090      70,791,379

OPERATING EXPENSES (INCOME):
  Selling, general and administrative        36,443,615     3,555,174        9,090      40,007,879
  Depreciation                                1,328,671        34,437            -       1,363,108
  Amortization                                  233,796             -            -         233,796
  Equity in earnings of subsidiary             (200,270)            -      200,270               -
                                          -------------- -------------  ------------ ---------------
                                             37,805,812     3,589,611      209,360      41,604,783
                                          -------------- -------------  ------------ ---------------

INCOME FROM OPERATIONS                       29,053,082       333,784     (200,270)     29,186,596

OTHER EXPENSES (INCOME):
  Interest expense                            8,987,640             -            -       8,987,640
  Interest income                              (113,897)            -            -        (113,897)
                                          -------------- -------------  ------------ ---------------
                                              8,873,743             -            -       8,873,743
                                          -------------- -------------  ------------ ---------------

INCOME BEFORE INCOME TAXES                   20,179,339       333,784     (200,270)     20,312,853

INCOME TAX EXPENSE                            7,722,963       133,514            -       7,856,477
                                          -------------- -------------  ------------ ---------------
NET INCOME                                 $ 12,456,376   $   200,270    $(200,270)   $ 12,456,376
                                          ============== =============  ============ ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
---------------------------------------------------------------------------------------------------------------

                                                            Nebraska     Specialty
                                                             Book          Books,                 Consolidated
                                                          Company, Inc.     Inc.     Eliminations     Totals
                                                          ------------- ------------ ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES                       $48,800,261   $ 270,030          $ -    $49,070,291

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (2,504,790)   (123,340)           -     (2,628,130)
  Bookstore acquisitions, net of cash acquired                (645,417)          -            -       (645,417)
  Proceeds from sale of property and equipment and other        13,740           -            -         13,740
  Software development costs                                  (162,228)          -            -       (162,228)
                                                          ------------- -----------  -----------  -------------
    Net cash flows from investing activities                (3,298,695)   (123,340)           -     (3,422,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred financing costs                                     (32,446)          -            -        (32,446)
  Principal payments on long-term debt                      (1,184,397)          -            -     (1,184,397)
  Principal payments on capital lease obligations              (54,473)          -            -        (54,473)
  Capital contributions                                        521,583           -            -        521,583
                                                          ------------- -----------  -----------  -------------
    Net cash flows from financing activities                  (749,733)          -            -       (749,733)
                                                          ------------- -----------  -----------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   44,751,833     146,690            -     44,898,523

CASH AND CASH EQUIVALENTS, Beginning of period              11,383,149      36,128            -     11,419,277
                                                          ------------- -----------  -----------  -------------
CASH AND CASH EQUIVALENTS, End of period                   $56,134,982   $ 182,818          $ -    $56,317,800
                                                          ============= ===========  ===========  =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------

                                                              Nebraska    Specialty
                                                               Book         Books,                  Consolidated
                                                            Company, Inc.    Inc.     Eliminations      Totals
                                                           ------------- ------------ ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES                        $41,756,920   $123,224    $      -     $41,880,144

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                        (1,201,104)   (37,985)          -      (1,239,089)
  Bookstore acquisitions, net of cash acquired               (5,828,513)         -           -      (5,828,513)
  Proceeds from sale of bookstores                            1,191,112          -           -       1,191,112
  Proceeds from sale of property and equipment and other         27,811          -           -          27,811
  Software development costs                                   (201,163)         -           -        (201,163)
                                                           ------------- ----------  ----------   --------------
    Net cash flows from investing activities                 (6,011,857)   (37,985)          -      (6,049,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                       (2,110,190)         -           -      (2,110,190)
  Principal payments on capital lease obligations               (61,716)         -           -         (61,716)
  Capital contributions                                          13,752          -           -          13,752
                                                           ------------- ----------  ----------   --------------
    Net cash flows from financing activities                 (2,158,154)         -           -      (2,158,154)
                                                           ------------- ----------  ----------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    33,586,909     85,239           -      33,672,148

CASH AND CASH EQUIVALENTS, Beginning of period                4,390,352     19,153           -       4,409,505
                                                           ------------- ----------  ----------   --------------
CASH AND CASH EQUIVALENTS, End of period                    $37,977,261   $104,392    $      -     $38,081,653
                                                           ============= ==========  ==========   ==============


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2001.

    REVENUES. Revenues for the quarters ended September 30, 2002 and 2001 and the corresponding increase in revenues were as follows:

                                                                Increase
                                                         -----------------------
                                  2002          2001        Amount    Percentage
                             ------------- ------------- ------------ ----------
Wholesale operations         $ 56,502,373  $ 51,755,663  $ 4,746,710      9.2 %
College bookstore operations   98,756,896    92,214,598    6,542,298      7.1 %
Complementary services         11,044,514     9,692,834    1,351,680     13.9 %
Intercompany eliminations      (8,582,324)   (9,451,184)     868,860      9.2 %
                             ------------- ------------- ------------ ----------
                             $157,721,459  $144,211,911  $13,509,548      9.4 %
                             ============= ============= ============ ==========

    The increase in wholesale operations revenues for the quarter ended September 30, 2002 was due in part to publisher price increases, complemented by an increase in unit sales. The Company believes that this increase in unit sales is partly the result of relatively new incentive programs designed to attract and retain customers. The increase in college bookstore operations revenues was primarily attributable to an increase in same store sales of 5.0%, or $4.3 million, and to the acquisition of 11 new college bookstores (defined by the Company as stores acquired since April 1, 2001 - 1 bookstore in fiscal 2003 and 10 bookstores in fiscal 2002). These new bookstores provided a $2.2 million increase in revenues. The increase in same store sales is due primarily to increases in sales of new and used textbooks. Complementary services revenues increased primarily due to growth in the Company's distance education program, offset in part by outsourcing the plastic bag program late in fiscal 2002. The increased revenues in distance education resulted primarily from additional services provided to the program's largest account and, in part, to services provided to new accounts. The Company's intercompany transactions decreased, in part due to a small shift in wholesale revenues from the Company-owned bookstores to external customers and in part due to changes made to some of the complementary services programs.

    GROSS  PROFIT.  Gross  profit  for the  quarter  ended  September  30,  2002 increased $4.4 million, or 8.3%, to $57.9 million from $53.5 million for the quarter ended September 30, 2001. This increase was primarily due to higher revenues, partly offset by a decrease in gross margin percent. Gross margin percent was 36.7% for the quarter ended September 30, 2002 as compared to 37.1% for the quarter ended September 30, 2001, driven primarily by the impact of the incentive programs on wholesale operations and offset in part by improved gross margin percent in complementary services due to revenue mix.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2002 increased $1.7 million, or 7.7%, to $24.0 million from $22.3 million for the quarter ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenues were 15.2% and 15.5% for the quarters ended September 30, 2002 and 2001, respectively. The increase in expenses is primarily the result of the Company's growth, as previously discussed. The decrease in expenses as a percentage of revenues is primarily attributable to revenue growth outpacing growth in certain expenses, particularly salaries and wages.

    INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the quarters ended September 30, 2002 and 2001 and the corresponding change in income (loss) before interest and taxes were as follows:

                                                                 Change
                                                        -----------------------
                                 2002          2001        Amount    Percentage
                             ------------ ------------- ------------ ----------
Wholesale operations         $18,314,408   $17,244,502   $1,069,906      6.2 %
College bookstore operations  14,875,168    13,733,059    1,142,109      8.3 %
Complementary services           358,920       176,866      182,054    102.9 %
Corporate administration        (597,310)     (815,761)     218,451     26.8 %
                             ------------ ------------- ------------ ----------
                             $32,951,186   $30,338,666   $2,612,520      8.6 %
                             ============ ============= ============ ==========

    The increase in income before interest and taxes in wholesale operations was attributable to increased revenues, slightly-decreased used textbook margins due to the impact of the incentive programs, and stable expenses as a percentage of revenues. The improvement in income before interest and taxes in college bookstore operations was primarily due to increased revenues and a decline in certain expenses as a percentage of revenues. The increase in income before interest and taxes in complementary services was primarily due to increased revenues, improved margins, and a decline in certain expenses as a percentage of revenues. The decrease in corporate administrative costs is attributable, in part, to a decline in the interdivision profit in inventory elimination, which decreased due to a decline in the value of used textbooks held by college bookstore operations that were purchased from the Company's wholesale operations.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended September 30, 2002 decreased $0.9 million, or 19.5%, to $3.6 million from $4.5 million for the quarter ended September 30, 2001, primarily due to reduced interest charges on the Senior Credit Facility resulting from the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002 and reduced usage under the Revolving Credit Facility. Additionally, a portion of interest expense associated with the interest rate swap agreements previously classified as interest expense is now included in the loss on derivative financial instruments, as previously discussed in the footnotes to the consolidated financial statements presented in Item 1.

    LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. The $0.1 million loss incurred on derivative financial instruments for the quarter ended September 30, 2002 is attributable to the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002. As a result of the optional prepayment, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. This loss represents the change in the fair value for the quarter ended September 30, 2002 of the portion of the interest rate swap agreements that no longer qualify as hedging instruments, along with interest associated with that portion of the interest rate swap agreements.

    INCOME TAXES. Income tax expense for the quarter ended September 30, 2002 increased $1.5 million, or 14.9%, to $11.4 million from $9.9 million for the quarter ended September 30, 2001. The Company's effective tax rate for the quarters ended September 30, 2002 and 2001 was 39.0% and 38.4%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2001.

    REVENUES. Revenues for the six months ended September 30, 2002 and 2001 and the corresponding increase in revenues were as follows:

                                                                Increase
                                                         -----------------------
                                  2002         2001         Amount    Percentage
                             ------------- ------------- ------------ ----------
Wholesale operations         $ 81,863,663  $ 75,312,192  $ 6,551,471      8.7 %
College bookstore operations  120,510,766   110,482,507   10,028,259      9.1 %
Complementary services         22,645,849    18,097,416    4,548,433     25.1 %
Intercompany eliminations     (13,957,286)  (14,796,317)     839,031      5.7 %
                             ------------- ------------- ------------ ----------
                             $211,062,992  $189,095,798  $21,967,194     11.6 %
                             ============= ============= ============ ==========


    The increase in wholesale operations revenues for the six months ended September 30, 2002 was due in part to publisher price increases, complemented by an increase in unit sales. The Company believes that this increase in unit sales is partly the result of relatively new incentive programs designed to attract and retain customers. The increase in college bookstore operations revenues was primarily attributable to an increase in same store sales of 5.9%, or $6.2 million, and to the acquisition of 11 new college bookstores (defined by the Company as stores acquired since April 1, 2001 - 1 bookstore in fiscal 2003 and 10 bookstores in fiscal 2002). These new bookstores provided a $3.8 million increase in revenues. The increase in same store sales is due primarily to increases in sales of new and used textbooks and clothing/insignia wear. The increase in clothing/insignia wear revenues is due in part to the Company's bookstore serving the University of Maryland, which increased clothing/insignia wear revenues by $1.2 million following the University of Maryland's basketball championship. Complementary services revenues increased primarily due to growth in the Company's distance education program, offset in part by outsourcing the plastic bag program late in fiscal 2002. The increased revenues in distance education resulted primarily from additional services provided to the program's largest account and, in part, to services provided to new accounts. The
Company's intercompany transactions decreased, in part due to a small shift in wholesale revenues from the Company-owned bookstores to external customers and in part due to changes made to some of the complementary services programs.

    GROSS PROFIT. Gross profit for the six months ended September 30, 2002 increased $7.9 million, or 11.2%, to $78.7 million from $70.8 million for the six months ended September 30, 2001. This increase was primarily due to higher revenues and a relatively stable gross margin percent. Gross margin percent was 37.3% for the six months ended September 30, 2002 as compared to 37.4% for the six months ended September 30, 2001. Gross margin percent in wholesale operations experienced a small decline primarily as a result of the impact of the incentive programs, while gross margin percentages in college bookstore operations and complementary services were relatively stable.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2002 increased $3.8 million, or 9.4%, to $43.8 million from $40.0 million for the six months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenues were 20.7% and 21.2% for the six months ended September 30, 2002 and 2001, respectively. The increase in expenses is primarily the result of the Company's growth, as previously discussed. The decrease in expenses as a percentage of revenues is primarily attributable to revenue growth outpacing growth in certain expenses, particularly salaries and wages.

    INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the six months ended September 30, 2002 and 2001 and the corresponding change in income (loss) before interest and taxes were as follows:

                                                                Change
                                                        -----------------------
                                2002          2001         Amount    Percentage
                            ------------- ------------- ------------ ----------
Wholesale operations         $23,349,751   $21,843,325   $1,506,426      6.9 %
College bookstore operations  12,729,196    10,896,462    1,832,734     16.8 %
Complementary services           995,236       467,701      527,535    112.8 %
Corporate administration      (3,921,952)   (4,020,892)      98,940      2.5 %
                            ------------- ------------- ------------ ----------
                             $33,152,231   $29,186,596   $3,965,635     13.6 %
                            ============= ============= ============ ==========

    The increase in income before interest and taxes in wholesale operations was attributable to increased revenues, offset in part by the aforementioned decline in gross margin percent. The improvement in income before interest and taxes in college bookstore operations was primarily due to increased revenues, stable margins, and a decline in certain expenses as a percentage of revenues. The increase in income before interest and taxes in complementary services was primarily due to increased revenues, stable margins, and a decline in certain expenses as a percentage of revenues. Corporate administrative costs have remained relatively stable between periods.

    INTEREST EXPENSE, NET. Interest expense, net for the six months ended September 30, 2002 decreased $1.4 million, or 15.8%, to $7.5 million from $8.9 million for the six months ended September 30, 2001, primarily due to reduced interest charges on the Senior Credit Facility resulting from the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002 and reduced usage under the Revolving Credit Facility. Additionally, a portion of interest expense associated with the interest rate swap agreements previously classified as interest expense is now included in the loss on derivative financial instruments, as previously discussed in the footnotes to the consolidated financial statements presented in Item 1.

    LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. The $0.2 million loss incurred on derivative financial instruments for the six months ended September 30, 2002 is attributable to the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002. As a result of the optional prepayment, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. This loss represents the change in the fair value for the six months ended September 30, 2002 of the portion of the interest rate swap agreements that no longer qualify as hedging instruments, along with interest associated with that portion of the interest rate swap agreements.

    INCOME TAXES. Income tax expense for the six months ended September 30, 2002 increased $2.1 million, or 27.3%, to $10.0 million from $7.9 million for the six months ended September 30, 2001. The Company's effective tax rate for the six months ended September 30, 2002 and 2001 was 39.2% and 38.7%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and judgments, including those related to product returns, bad debts, inventory valuation and obsolescence, intangible assets, rebate programs, income taxes, and contingencies and litigation. The Company bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's Revolving Credit Facility. At September 30, 2002, the Company's total indebtedness was $146.3 million, consisting of $33.7 million in Term Loans, $110.0 million of the Senior Subordinated Notes, and $2.6 million of other indebtedness, including capital lease obligations. Additionally, NBC issued Senior Discount Debentures in fiscal 1998 which provided $41.6 million in net proceeds (face value of $76.0 million less original issue discount of $31.0 million and deferred financing costs of $3.4 million).

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

    The Company's capital expenditures were $2.6 million and $1.2 million for the six months ended September 30, 2002 and 2001, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

    Business acquisition expenditures were $0.6 million and $5.8 million for the six months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002, one bookstore location was acquired serving the University of Northern Colorado. For the six months ended September 30, 2001, eight bookstore locations were acquired serving Western Washington University, Chadron State College, North Carolina State University, the University of Oklahoma, Radford University, the University of Central Florida, and the University of Florida. The Company's ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the six months ended September 30, 2002, one bookstore serving the University of California - Berkeley was closed upon anticipation of the lease expiring in July, 2002 and a more suitable location having been obtained through a March, 2002 acquisition. During the six months ended September 30, 2001, the Company closed one bookstore serving Austin Community College upon expiration of the property lease and sold certain assets of two of its college bookstore locations serving the University of Texas in Austin, Texas for approximately $1.2 million, recognizing a gain on disposal of approximately $0.5 million. This gain is presented as an offset to selling, general, and administrative expenses in the Company's consolidated statements of operations. The sale was made to one of the Company's largest wholesale customers.

    The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows from operating activities for the six months ended September 30, 2002 were $49.1 million, up from $41.9 million for the six months ended September 30, 2001. This increase is primarily attributable to increased net income and reduced inventory levels.

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

    As of September 30, 2002, the Company could borrow up to $50.0 million under the Revolving Credit Facility, which was unused at September 30, 2002. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

    The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payments, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt financing or capital contributions.

    The following tables present aggregated information as of September 30, 2002 regarding the Company's contractual obligations and commercial commitments:

                                                         Payments Due by Period
                                        --------------------------------------------------------
     Contractual                         Less Than        1-3           4-5          After 5
     Obligations             Total         1 Year        Years         Years          Years
-----------------------  -------------- ------------- ------------- ------------- --------------
Long-term debt            $144,228,748   $ 5,480,217   $18,130,864   $10,269,962   $110,347,705
Capital lease obligations    2,108,828       104,678       283,272       471,800      1,249,078
Operating leases            36,595,000     7,764,000    12,187,000     8,537,000      8,107,000
                         -------------- ------------- ------------- ------------- --------------
  Total                   $182,932,576   $13,348,895   $30,601,136   $19,278,762   $119,703,783
                         ============== ============= ============= ============= ==============


                                               Amount of Commitment Expiration Per Period
                            Total       --------------------------------------------------------
   Other Commercial         Amounts      Less Than        1-3           4-5          Over 5
     Commitments           Committed       1 Year        Years         Years          Years
-----------------------  -------------- ------------- ------------- ------------- --------------

Unused line of credit     $ 50,000,000   $         -   $50,000,000   $         -   $          -
                         ============== ============= ============= ============= ==============


TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

    In fiscal 2001, the Company entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by the Company. Such agreements included an equity option agreement, a management services agreement, and a technology sale and license agreement. The equity option agreement provides the Company the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc. The option is being accounted for as a cost method investment in accordance with APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. The management services agreement, which is effective for a period of three years, reimburses the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc. Prior to its amendment as described below, the management services agreement also required TheCampusHub.com, Inc. to pay the Company $0.5 million per year for certain shared management and administrative support. Complementary services revenue resulting from the management services agreement, including as amended, is recognized as the services are performed. The technology sale and license agreement provides for the Company to license its E-commerce software capabilities to TheCampusHub.com, Inc. Prior to its amendment as described below, the technology sale and license agreement required TheCampusHub.com, Inc. to pay the Company $0.5 million per year over a period of three years. The technology sale and license agreement also provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from the Company during that three year period. The license fees were recognized as complementary services revenue over the term of the agreement. For the six months ended September 30, 2002 and 2001, revenues attributable to the management services and technology sale and license agreements totaled $0.1 million and $0.5 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.3 million and $0.4 million, respectively.

    Revenues attributable to the management services and technology sale and license agreements were recognized in fiscal 2002 under the anticipation that, if necessary, TheCampusHub.com, Inc. would make a capital call to its shareholders to provide the funding necessary to meet its obligations under the aforementioned agreements. TheCampusHub.com, Inc. reached break-even on a cash flow basis, excluding amounts under the management services and technology sale and license agreements, during fiscal 2002. While it remains a viable business and is funding its own operations, it is not currently generating sufficient excess cash flow to fund its obligations under the aforementioned agreements and the remaining capital available from its shareholders is being reserved to fund strategic development opportunities and, if required, ongoing operations. As a result, on March 31, 2002 the Company established a reserve of approximately

$1.0 million on net amounts due from TheCampusHub.com, Inc. and ultimately wrote-off approximately $1.0 million of net amounts due during the six months ended September 30, 2002. Net amounts due from TheCampusHub.com, Inc. at September 30, 2002 and 2001 totaled $0.1 million and $0.7 million, respectively. Effective April 1, 2002, the management services and technology sale and license agreements were amended, eliminating the annual licensing fee and reducing the annual management services fee for certain shared management and administrative support to $0.3 million. The Company continues to benefit from its relationship with TheCampusHub.com, Inc., as the technology developed further enhances the product/service offering of the Company to its wholesale customers.

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

    In April, 2001, NBC issued 2,621 shares of its Class A Common Stock to the Senior Vice President of Retail Division at a price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765. As of September 30, 2002 and 2001, notes receivable from stockholders and the associated interest receivable totaled $0.4 million and $0.8 million, respectively. Such notes, which were amended and restated in July, 2002, mature between January, 2009 and January, 2010 and bear interest at 5.25%.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

    In July, 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This standard requires that a liability for all costs associated with exit or disposal activities be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect its adoption of this standard later in fiscal 2003 to have a significant impact on its consolidated financial statements. In June, 2001 the Financial Accounting
Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on its consolidated financial statements.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition; ability to integrate recent acquisitions; loss or retirement of key members of management; increases in the Company's cost of borrowing or inability to raise or unavailability of additional debt or equity capital; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in general economic conditions and/or in the markets in which the Company competes or may, from time to time, compete; the impact of the Internet and E-books on the Company's operations; and other risks detailed in the Company's Securities and Exchange Commission filings, in particular the Company's Registration Statement on Form S-4 (No. 333-48221), all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $146.3 million in total indebtedness outstanding at September 30, 2002, $33.7 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to effectively convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of September 30, 2002 was $21.1 million. Such notional amounts are reduced periodically by amounts equal to the originally-scheduled principal payments on the Tranche A and Tranche B Loans.

    Certain quantitative market risk disclosures have changed since March 31, 2002 as a result of market fluctuations, movement in interest rates, and principal payments. The following table presents summarized market risk information as of September 30, 2002 and March 31, 2002, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                            September 30,    March 31,
                                                                2002           2002
                                                           -------------- --------------
Fair Values:
  Fixed rate debt                                          $ 110,655,551  $ 109,443,478
  Variable rate debt (excluding Revolving Credit Facility)    33,726,948     34,900,000
  Interest rate swaps                                         (1,645,540)    (1,618,397)

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                  8.82%          8.82%
  Variable rate debt (excluding Revolving Credit Facility)         4.84%          7.01%
  Interest rate swaps receive rate                                 1.74%          3.19%


                        ITEM 4. CONTROLS AND PROCEDURES.

    (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of filing of this quarterly report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by it in reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by it in such reports is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    (b) CHANGES IN INTERNAL CONTROLS.  Not applicable.

                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Supplemental Indenture, dated as of July 1, 2002, among Specialty Books, Inc., Nebraska Book Company, Inc., and The Bank of New York, as Trustee.

          10.2 Assumption Agreement, dated as of July 1, 2002 between Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent.

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


     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated August 2, 2002 was filed on August 5, 2002 reporting the issuance of a press release announcing the completion of the previously reported transaction by certain stockholders of NBC Acquisition Corp. to sell approximately 33% of the issued and outstanding shares of NBC Acquisition Corp. to certain funds affiliated with Weston Presidio Capital.

          Current Report on Form 8-K dated July 23, 2002 was filed on July 24, 2002 reporting the execution of an agreement by certain stockholders of NBC Acquisition Corp. to sell approximately 33% of the issued and outstanding shares of NBC Acquisition Corp. to certain funds affiliated with Weston Presidio Capital.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2002.


NEBRASKA BOOK COMPANY, INC.




/s/   Mark W. Oppegard                            /s/ Alan G. Siemek
----------------------                            ------------------
Mark W. Oppegard                                  Alan G. Siemek
Chief Executive Officer, President and            Chief Financial Officer,
Director                                          Senior  Vice President
                                                  of Finance and Administration,
                                                  Treasurer and
                                                  Assistant Secretary

                                 CERTIFICATIONS


I, Mark W. Oppegard, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nebraska Book Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 7, 2002
                                              /s/ Mark W. Oppegard
                                              --------------------------
                                              Mark W. Oppegard
                                              Chief Executive Officer, President
                                              and Director

I, Alan G. Siemek, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nebraska Book Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 7, 2002
                                                 /s/ Alan G. Siemek
                                                 --------------------------
                                                 Alan G. Siemek
                                                 Chief Financial Officer,
                                                 Senior Vice President
                                                 of Finance and Administration,
                                                 Treasurer and
                                                 Assistant Secretary