Form 10-Q
period 2002-12-31
NEBRASKA BOOK CO
filed 2003-02-06
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

               TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                       AS OF FEBRUARY 6, 2003: 100 SHARES

                            TOTAL NUMBER OF PAGES: 33

                             EXHIBIT INDEX: PAGE 31

                   PART I. FINANCIAL INFORMATION


                    ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                             December 31,    March 31,     December 31,
                                                                2002           2002           2001
                                                            -------------  -------------  -------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                               $ 10,959,573   $ 11,419,277   $  6,979,298
    Receivables                                               56,410,263     29,384,249     55,993,045
    Inventories                                               85,991,855     69,908,414     81,411,364
    Recoverable income taxes                                   1,720,531              -              -
    Deferred income taxes                                      4,416,325      3,557,325      3,081,166
    Prepaid expenses and other assets                            572,097        498,440        430,041
                                                            -------------  -------------  -------------
           Total current assets                              160,070,644    114,767,705    147,894,914

PROPERTY AND EQUIPMENT, net of depreciation & amortization    27,408,799     26,478,915     26,920,548

GOODWILL                                                      30,077,527     29,791,335     29,780,449

IDENTIFIABLE INTANGIBLES, net of amortization                    279,051        414,564        366,524

DEBT ISSUE COSTS, net of amortization                          4,466,496      5,403,342      6,010,581

OTHER ASSETS                                                   5,031,855      5,937,710      6,462,791
                                                            -------------  -------------  -------------
                                                            $227,334,372   $182,793,571   $217,435,807
                                                            =============  =============  =============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                        $ 22,656,852   $ 15,084,077   $ 20,158,739
    Accrued employee compensation and benefits                 6,950,991      8,910,902      5,612,985
    Accrued interest                                           3,954,670      1,547,199      3,998,597
    Accrued incentives                                         4,921,400      3,595,628      2,605,950
    Accrued expenses                                             850,571      1,060,969        414,371
    Income taxes payable                                               -      3,684,439      1,103,191
    Deferred revenue                                             735,250        432,790        527,078
    Current maturities of long-term debt                       5,610,893      4,476,156      6,822,701
    Current  maturities of capital lease obligations             101,846        111,015        110,750
    Revolving credit facility                                 25,900,000              -     29,300,000
                                                            ------------- -------------- --------------
           Total current liabilities                          71,682,473     38,903,175     70,654,362

LONG-TERM DEBT, net of current maturities                    136,644,077    140,936,989    150,295,894

CAPITAL LEASE OBLIGATIONS, net of current maturities           1,979,327      2,052,286      2,074,784

OTHER LONG-TERM LIABILITIES                                    1,540,068      1,892,250      2,398,496

DUE TO PARENT                                                 11,683,537      9,594,899      8,967,770

COMMITMENTS (Note 3)

STOCKHOLDER'S EQUITY (DEFICIT):
    Common stock, voting, authorized 50,000 shares of
       $1.00 par value; issued and outstanding 100 shares            100            100            100
    Additional paid-in capital                                46,919,386     46,404,474     46,416,209
    Accumulated deficit                                      (42,665,909)   (56,386,035)   (62,238,193)
    Accumulated other comprehensive loss                        (448,687)      (604,567)    (1,133,615)
                                                            ------------- -------------- --------------
           Total stockholder's equity (deficit)                3,804,890    (10,586,028)   (16,955,499)
                                                            ------------- -------------- --------------
                                                            $ 227,334,372 $ 182,793,571  $ 217,435,807
                                                            ============= ============== ==============

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                              Three Months Ended December 31,  Nine Months Ended December 31,

                                                   2002           2001              2002          2001
                                               -------------  --------------    ------------- -------------
REVENUES, net of returns                       $ 52,898,934    $ 51,435,477    $ 263,961,926 $ 240,531,275

COSTS OF SALES                                   30,726,518      30,840,142      163,048,776   149,144,561
                                               -------------  --------------    ------------- -------------
         Gross profit                            22,172,416      20,595,335      100,913,150    91,386,714

OPERATING EXPENSES:
    Selling, general and administrative          20,787,744      19,670,284       64,538,639    59,678,163
    Depreciation                                    689,326         781,942        2,214,472     2,145,050
    Amortization                                    174,999         132,602          487,461       366,398
                                               -------------  --------------    ------------- -------------
                                                 21,652,069      20,584,828       67,240,572    62,189,611
                                               -------------  --------------    ------------- -------------

INCOME FROM OPERATIONS                              520,347          10,507       33,672,578    29,197,103

OTHER EXPENSES (INCOME):
    Interest expense                              3,521,183       4,096,199       11,086,881    13,083,839
    Interest income                                (106,543)       (136,987)        (198,089)     (250,884)
    Loss on derivative financial instruments          2,768               -          152,873             -
                                               -------------  --------------    ------------- -------------
                                                  3,417,408       3,959,212       11,041,665    12,832,955
                                               -------------  --------------    ------------- -------------

INCOME (LOSS) BEFORE INCOME TAXES                (2,897,061)     (3,948,705)      22,630,913    16,364,148

INCOME TAX EXPENSE (BENEFIT)                     (1,088,038)     (1,476,478)       8,910,787     6,379,999
                                               -------------  --------------    ------------- -------------
NET INCOME (LOSS)                              $ (1,809,023)   $ (2,472,227)    $ 13,720,126   $ 9,984,149
                                               =============  ==============    ============= =============

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                            Accumulated
                                                                Additional                     Other
                                                        Common    Paid-in     Accumulated  Comprehensive               Comprehensive
                                                         Stock    Capital       Deficit        Loss          Total        Income
                                                        ------- -----------  ------------- ------------- ------------- -------------

BALANCE, April 1, 2001                                   $ 100  $46,435,726  $(72,222,342)  $         -  $(25,786,516)  $         -

  Contributed capital                                        -      (19,517)            -             -       (19,517)            -

  Net income                                                 -            -     9,984,149             -     9,984,149     9,984,149

  Other comprehensive loss, net of taxes:
     Cumulative effect of adoption of SFAS No. 133           -            -             -      (602,640)     (602,640)     (602,640)

     Unrealized losses on interest rate swap agreements      -            -             -      (530,975)     (530,975)     (530,975)

                                                        ------- -----------  -------------  ------------ -------------  ------------
BALANCE, December 31, 2001                               $ 100  $46,416,209  $(62,238,193)  $(1,133,615) $(16,955,499)  $ 8,850,534
                                                        ======= ===========  =============  ============ =============  ============


BALANCE, April 1, 2002                                   $ 100  $46,404,474  $(56,386,035)  $  (604,567) $(10,586,028)  $         -

  Contributed capital                                        -      514,912             -             -       514,912             -

  Net income                                                 -            -    13,720,126             -    13,720,126    13,720,126

  Other comprehensive income, net of taxes:
     Unrealized gains on interest rate swap agreements       -            -             -       155,880       155,880       155,880
                                                        ------- ------------ -------------  ------------  ------------  ------------

BALANCE, December 31, 2002                               $ 100  $46,919,386  $(42,665,909)  $  (448,687) $  3,804,890   $13,876,006
                                                        ======= ============ =============  ============  ============  ============

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                                       Nine Months Ended December 31,
                                                                            2002           2001
                                                                       ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 13,720,126     $ 9,984,149
    Adjustments to reconcile net income to net cash flows
       from operating activities:
       Provision for losses on accounts receivable                            125,789          60,367
       Depreciation                                                         2,214,472       2,145,050
       Amortization                                                         1,456,753       1,392,659
       Noncash interest expense from derivative financial instruments          18,439         242,178
       Gain on derivative financial instruments                              (109,287)              -
       Gain on disposal of assets                                              (2,466)       (523,452)
       Deferred income taxes                                                   52,000        (322,000)
       Changes in operating assets and liabilities,
       net of effect of acquisitions/disposals:
          Receivables                                                     (27,158,474)    (24,718,531)
          Inventories                                                     (15,739,616)    (18,222,307)
          Recoverable income taxes                                         (1,720,531)        706,408
          Prepaid expenses and other assets                                   (73,657)        (26,341)
          Other assets                                                       (191,428)       (583,572)
          Accounts payable                                                  7,572,775       8,510,775
          Accrued employee compensation and benefits                       (1,959,911)       (899,788)
          Accrued interest                                                  2,407,471       2,531,954
          Accrued incentives                                                1,325,772       1,624,056
          Accrued expenses                                                   (210,398)       (550,410)
          Income taxes payable                                             (3,684,439)      1,103,191
          Deferred revenue                                                    302,460         248,096
          Other long-term liabilities                                          23,056          27,989
          Due to parent                                                     2,088,638       1,910,955
                                                                         -------------   -------------
            Net cash flows from operating activities                      (19,542,456)    (15,358,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                    (3,020,852)     (1,764,328)
    Bookstore acquisitions, net of cash acquired                             (851,947)     (5,828,513)
    Proceeds from sale of bookstores                                                -       1,176,709
    Proceeds from sale of property and equipment and other                     15,192          40,807
    Software development costs                                               (208,475)       (311,910)
                                                                         -------------   -------------
            Net cash flows from investing activities                       (4,066,082)     (6,687,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of financing costs                                                (32,446)              -
    Principal payments on long-term debt                                   (3,158,175)     (4,602,995)
    Principal payments on capital lease obligations                           (82,128)        (95,155)
    Net increase in revolving credit facility                              25,900,000      29,300,000
    Capital contribution                                                      521,583          13,752
                                                                         -------------   -------------
            Net cash flows from financing activities                       23,148,834      24,615,602
                                                                         -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (459,704)      2,569,793

CASH AND CASH EQUIVALENTS, Beginning of period                             11,419,277       4,409,505
                                                                         -------------   -------------
CASH AND CASH EQUIVALENTS, End of period                                 $ 10,959,573     $ 6,979,298
                                                                         =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
    Cash paid during the period for:
       Interest                                                          $  7,953,839     $ 9,283,446
       Income taxes                                                        12,175,119       2,981,445

    Noncash investing and financing activities:
       Property acquired through capital lease                           $          -     $ 2,228,972
       Cumulative effect of adoption of
         SFAS No. 133, net of income taxes                                          -        (602,640)
       Unrealized gains (losses) on interest rate
         swap agreements, net of income taxes                                 155,880        (530,975)
       Deferred taxes resulting from accumulated
         other comprehensive income (loss)                                    128,510        (755,744)


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

2.  INVENTORIES - Inventories are summarized as follows:

                                       December 31,   March 31,    December 31,
                                          2002          2002          2001
         ----------------------------------------------------------------------
         Wholesale operations           $19,456,994   $30,256,654  $18,954,819
         College bookstore operations    57,597,217    32,447,083   55,930,251
         Complementary services           8,937,644     7,204,677    6,526,294
         ----------------------------------------------------------------------
                                        $85,991,855   $69,908,414  $81,411,364
         ======================================================================


3. LONG-TERM DEBT - The Company's indebtedness includes a bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, outstanding indebtedness under which totaled $25.9 million and $29.3 million at December 31, 2002 and 2001, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at December 31, 2002 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at December 31, 2002 was 4.75%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as amended, to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. There was an excess cash flow payment obligation at March 31, 2002 of $3.1 million that was subsequently waived by the lenders in the first quarter of fiscal 2003.

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

                                                        December 31,    March 31,     December 31,
                                                            2002          2002            2001
                                                       -------------  -------------  -------------
       Total indebtedness outstanding                  $ 170,236,143  $ 147,576,446  $ 188,604,129

       Indebtedness subject to Eurodollar fluctuations    31,759,075     34,900,000     46,600,000

       Notional amounts under swap agreements             39,800,000     44,900,000     46,600,000


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

    Under hedge accounting, the interest rate swap agreements are reflected at fair value in the Company's consolidated balance sheets (as "other long-term liabilities") and the related gains or losses on these agreements are generally recorded in stockholders' deficit, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive loss are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. The net effect of this accounting on the Company's consolidated results of operations is that interest expense on the Tranche A and Tranche B Loans is generally being recorded based on fixed interest rates. The fair value of the interest rate swap agreements reflected in other long-term liabilities at December 31, 2002, March 31, 2002, and December 31, 2001 totaled $1.2 million, $1.6 million, and $2.1 million, respectively.

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

    As a result of a $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the Tranche A and Tranche B Loans represents the portion of the agreements that no longer qualify for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualify for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the Tranche A and Tranche B Loans. The fair value allocated to the portion of the interest rate swap agreements that no longer qualify for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments and totaled approximately $0.4 million. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, are also recognized as a gain (loss) on derivative financial instruments in the consolidated statements of operations and totaled $(2,768) and $(0.2) million for the quarter and nine months ended December 31, 2002.

    Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the periods then ended:

                                                     December 31,   March 31,   December 31,
                                                         2002          2002         2001
                                                     ------------  ----------- -------------
    Year-to-date increase (decrease) in fair value
        of swap agreements designated as hedges        $ 265,953   $(253,552)  $ (1,127,137)

      Year-to-date interest expense recorded
        due to hedge ineffectiveness                      18,439                    242,178

      Quarterly interest expense (income) recorded
         due to hedge ineffectiveness                    (17,987)                     8,162

    Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest expense from derivative financial instruments", "gain or loss on derivative financial instruments", or as noncash investing and financing activities.


5. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 110 college bookstores as of December 31, 2002 located on or adjacent to college campuses. The complementary services segment includes book-related services such as distance education materials, computer hardware and software, and a centralized buying service.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, property and equipment, intangibles, and other assets), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters and nine months ended December 31, 2002 and 2001, respectively:

                                                              College
                                              Wholesale      bookstore     Complementary
                                              operations     operations       services       Total
                                             ------------  --------------  -------------  ------------
Quarter ended December 31, 2002:
  External customer revenues                  $ 26,006,081   $ 17,093,574   $ 9,799,279   $ 52,898,934
  Intersegment revenues                          5,066,193        371,609       192,927      5,630,729
  Depreciation and amortization expense            203,946        460,377       156,805        821,128
  Income (loss) before interest and taxes        5,580,589     (1,102,539)      209,158      4,687,208
Quarter ended December 31, 2001:
  External customer revenues                  $ 24,644,062   $ 18,181,418   $ 8,609,997   $ 51,435,477
  Intersegment revenues                          4,775,702        179,404       330,351      5,285,457
  Depreciation and amortization expense            110,747        599,992       143,448        854,187
  Income (loss) before interest and taxes        6,019,530     (2,245,898)       34,403      3,808,035
Nine months ended December 31, 2002:
  External customer revenues                  $ 94,800,965   $137,204,160   $31,956,801   $263,961,926
  Intersegment revenues                         18,134,972        771,789       681,254     19,588,015
  Depreciation and amortization expense            438,413      1,630,202       492,541      2,561,156
  Income before interest and taxes              28,930,340     11,626,657     1,204,394     41,761,391
Nine months ended December 31, 2001:
  External customer revenues                  $ 86,540,948   $128,374,484   $25,615,843   $240,531,275
  Intersegment revenues                         18,191,008        468,845     1,421,921     20,081,774
  Depreciation and amortization expense            316,333      1,620,422       395,742      2,332,497
  Income before interest and taxes              27,862,855      8,650,564       502,104     37,015,523


    The following table reconciles segment information presented above with information as presented in the consolidated financial statements for the quarters and nine months ended December 31, 2002 and 2001, respectively:

                                               Quarter Ended December 31,  Nine Months Ended December 31,
                                                    2002           2001           2002           2001
                                               ------------- ------------- -------------- --------------
Revenues:
  Total for reportable segments                 $58,529,663   $56,720,934   $283,549,941   $260,613,049
  Elimination of intersegment revenues           (5,630,729)   (5,285,457)   (19,588,015)   (20,081,774)
                                               ------------- ------------- -------------- --------------
    Consolidated total                          $52,898,934   $51,435,477   $263,961,926   $240,531,275
                                               ============= ============= ============== ==============
Depreciation and Amortization Expense:
  Total for reportable segments                   $ 821,128   $   854,187   $  2,561,156   $  2,332,497
  Corporate administration                           43,197        60,357        140,777        178,951
                                               ------------- ------------- -------------- --------------
    Consolidated total                            $ 864,325   $   914,544   $  2,701,933   $  2,511,448
                                               ============= ============= ============== ==============
Income (Loss) Before Income Taxes:
  Total for reportable segments                 $ 4,687,208   $ 3,808,035   $ 41,761,391   $ 37,015,523
  Corporate administrative costs                 (4,166,861)   (3,797,528)    (8,088,813)    (7,818,420)
                                               ------------- ------------- -------------- --------------
                                                    520,347        10,507     33,672,578     29,197,103
  Interest expense, net                          (3,414,640)   (3,959,212)   (10,888,792)   (12,832,955)
  Loss on derivative financial instruments           (2,768)            -       (152,873)             -
                                               ------------- ------------- -------------- --------------
    Consolidated income (loss) before
    income taxes                                $(2,897,061)  $(3,948,705)  $ 22,630,913   $ 16,364,148
                                               ============= ============= ============== ==============

    The following table presents the total carrying amount of goodwill, by reportable segment, as of December 31, 2002, March 31, 2002, and December 31, 2001, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from NBC Acquisition Corp.'s ("NBC") acquisition of the Company on September 1, 1995. As is the case with a significant portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                       December 31,   March 31,   December 31,
                                          2002          2002          2001
                                       ------------ ------------ ------------
       College bookstore operations
       Corporate administration        $13,306,953  $13,020,761  $13,009,875
                                        16,770,574   16,770,574   16,770,574
                                       ------------ ------------ ------------
           Total goodwill              $30,077,527  $29,791,335  $29,780,449
                                       ============ ============ ============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

6. COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Comprehensive income
    (loss) for the quarters and nine months ended December 31, 2002 and 2001 is presented in the table below.

                                                        Quarter Ended December 31,  Nine Months Ended December 31,
                                                            2002          2001          2002           2001
                                                         ------------ ------------- ------------- ---------------
    Comprehensive Income (Loss):
       Net income (loss)                                 $(1,809,023)  $(2,472,227) $ 13,720,126   $ 9,984,149
       Other comprehensive income (loss), net of taxes:
         Cumulative effect of adoption of SFAS No. 133             -             -             -      (602,640)
         Unrealized gains (losses) on interest rate
           swap agreements                                   187,631        21,194       155,880      (530,975)
                                                         ------------ ------------- ------------- --------------
                                                         $(1,621,392)  $(2,451,033) $ 13,876,006   $ 8,850,534
                                                         ============ ============= ============= ==============

7. ACCOUNTING STANDARDS NOT YET ADOPTED - In January, 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard in fiscals 2003 and 2004 is not expected to have a significant impact on the Company's consolidated financial statements. In December, 2002 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO.
    123. This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, while interim disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company does not plan to adopt the voluntary change to the fair value based method of accounting for stock-based compensation. The required disclosures will be included in the Company's annual consolidated financial statements beginning March 31, 2003 and in the Company's quarterly consolidated financial statements beginning June 30, 2003. In November, 2002 the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 requires guarantors to recognize, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees in its interim and annual financial statements for periods ending after December 15, 2002. The Company does not expect its adoption of the liability measurement and recognition provisions of this standard later in fiscal 2003 to have a significant impact on its consolidated financial statements. There was no impact on the Company's consolidated financial statements for the quarter ended December 31, 2002 from the adoption of the disclosure provisions of this standard, as the only guarantees in existence at December 31, 2002 relate to subsidiary guarantees of the parent's debt to a third party, which are exempt from the disclosure requirements as the debt underlying such guarantees is already reflected in the consolidated financial statements. In July, 2002 the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This standard requires that a liability for all costs associated with exit or disposal activities be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect its adoption of this standard later in fiscal 2003 to have a significant impact on its consolidated financial statements. In June, 2001 the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on its consolidated financial statements.

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

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------------------

                                                    Nebraska       Specialty
                                                      Book           Books,                      Consolidated
                                                  Company, Inc.       Inc.       Eliminations        Totals
                                                  -------------   ------------   ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $ 10,180,432   $   779,141    $          -     $ 10,959,573
  Receivables                                       65,282,160     1,861,224     (10,733,121)      56,410,263
  Inventories                                       77,584,952     8,406,903               -       85,991,855
  Recoverable income taxes                           1,720,531             -               -        1,720,531
  Deferred income taxes                              4,416,325             -               -        4,416,325
  Prepaid expenses and other assets                    561,756        10,341               -          572,097
                                                  -------------  ------------    -------------   ------------
     Total current assets                          159,746,156    11,057,609     (10,733,121)     160,070,644

PROPERTY AND EQUIPMENT, net                         26,837,763       571,036               -       27,408,799

GOODWILL                                            30,077,527             -               -       30,077,527

OTHER ASSETS                                        10,561,773        17,077        (801,448)       9,777,402
                                                  -------------  ------------   --------------   ------------
                                                  $227,223,219   $11,645,722    $(11,534,569)    $227,334,372
                                                  =============  ============   ==============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $ 22,656,852   $10,733,121    $(10,733,121)    $ 22,656,852
  Accrued employee compensation and benefits         6,842,924       108,067               -        6,950,991
  Accrued interest                                   3,954,670             -               -        3,954,670
  Accrued incentives                                 4,921,400             -               -        4,921,400
  Accrued expenses                                     847,485         3,086               -          850,571
  Deferred revenue                                     735,250             -               -          735,250
  Current maturities of long-term debt               5,610,893             -               -        5,610,893
  Current maturities of capital lease obligations      101,846             -               -          101,846
  Revolving credit facility                         25,900,000             -               -       25,900,000
                                                  -------------  ------------    ------------    ------------
     Total current liabilities                      71,571,320    10,844,274     (10,733,121)      71,682,473

LONG-TERM DEBT, net of current maturities          136,644,077             -               -      136,644,077

CAPITAL LEASE OBLIGATIONS,
net of current maturities                            1,979,327             -               -        1,979,327

OTHER LONG-TERM LIABILITIES                          1,540,068             -               -        1,540,068

DUE TO PARENT                                       11,683,537             -               -       11,683,537

COMMITMENTS

STOCKHOLDER'S EQUITY                                 3,804,890       801,448        (801,448)       3,804,890
                                                  -------------  ------------   -------------    ------------
                                                  $227,223,219   $11,645,722    $(11,534,569)    $227,334,372
                                                  =============  ============   =============    ============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2002
-----------------------------------------------------------------------------------------------------------

                                                     Nebraska      Specialty
                                                       Book          Books,                    Consolidated
                                                   Company, Inc.      Inc.       Eliminations      Totals
                                                   -------------  -------------  ------------  ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $ 11,383,149    $    36,128   $         -  $ 11,419,277
  Receivables                                        36,621,617      1,389,735    (8,627,103)   29,384,249
  Inventories                                        63,234,722      6,673,692             -    69,908,414
  Deferred income taxes                               3,557,325              -             -     3,557,325
  Prepaid expenses and other assets                     494,217          4,223             -       498,440
                                                   -------------  -------------  ------------ -------------
    Total current assets                            115,291,030      8,103,778    (8,627,103)  114,767,705

PROPERTY AND EQUIPMENT, net                          25,953,871        525,044             -    26,478,915

GOODWILL                                             29,791,335              -             -    29,791,335

OTHER ASSETS                                         11,643,820         17,077        94,719    11,755,616
                                                   -------------  -------------  ------------ -------------

                                                   $182,680,056    $ 8,645,899   $(8,532,384) $182,793,571
                                                   =============  =============  ============ =============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                 $ 15,084,077    $ 8,627,103   $(8,627,103) $ 15,084,077
  Accrued employee compensation and benefits          8,810,618        100,284             -     8,910,902
  Accrued interest                                    1,547,199              -             -     1,547,199
  Accrued incentives                                  3,595,628              -             -     3,595,628
  Accrued expenses                                    1,047,738         13,231             -     1,060,969
  Income taxes payable                                3,684,439              -             -     3,684,439
  Deferred revenue                                      432,790              -             -       432,790
  Current maturities of long-term debt                4,476,156              -             -     4,476,156
  Current maturities of capital lease obligations       111,015              -             -       111,015
                                                   -------------  -------------  ------------ -------------
    Total current liabilities                        38,789,660      8,740,618    (8,627,103)   38,903,175

LONG-TERM DEBT, net of current maturities           140,936,989              -             -   140,936,989

CAPITAL LEASE OBLIGATIONS,
net of current maturities                             2,052,286              -             -     2,052,286

OTHER LONG-TERM LIABILITIES                           1,892,250              -             -     1,892,250

DUE TO PARENT                                         9,594,899              -             -     9,594,899

COMMITMENTS

STOCKHOLDER'S DEFICIT                               (10,586,028)       (94,719)       94,719   (10,586,028)
                                                   -------------  -------------  ------------ -------------

                                                   $182,680,056    $ 8,645,899   $(8,532,384) $182,793,571
                                                   =============  =============  ============ =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
-------------------------------------------------------------------------------------------------------------

                                                  Nebraska       Specialty
                                                    Book           Books,                       Consolidated
                                                Company, Inc.       Inc.        Eliminations       Totals
                                                -------------   -------------   -------------   -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $  6,792,109     $   187,189     $         -    $  6,979,298
  Receivables                                     63,178,085       1,792,284      (8,977,324)     55,993,045
  Inventories                                     75,355,811       6,055,553               -      81,411,364
  Deferred income taxes                            3,081,166               -               -       3,081,166
  Prepaid expenses and other assets                  426,956           3,085               -         430,041
                                                -------------   -------------   -------------   -------------
    Total current assets                         148,834,127       8,038,111      (8,977,324)    147,894,914

PROPERTY AND EQUIPMENT, net                       26,307,787         612,761               -      26,920,548

GOODWILL                                          29,780,449               -               -      29,780,449

OTHER ASSETS                                      12,403,007               -         436,889      12,839,896
                                                -------------   -------------   -------------   -------------
                                                $217,325,370     $ 8,650,872     $(8,540,435)   $217,435,807
                                                =============   =============   =============   =============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
 Accounts payable                               $ 20,158,739     $ 8,977,324     $(8,977,324)   $ 20,158,739
 Accrued employee compensation and benefits        5,506,748         106,237               -       5,612,985
 Accrued interest                                  3,998,597               -               -       3,998,597
 Accrued incentives                                2,605,950               -               -       2,605,950
 Accrued expenses                                    410,171           4,200               -         414,371
 Income taxes payable                              1,103,191               -               -       1,103,191
 Deferred revenue                                    527,078               -               -         527,078
 Current maturities of long-term debt              6,822,701               -               -       6,822,701
 Current maturities of capital lease obligations     110,750               -               -         110,750
 Revolving credit facility                        29,300,000               -               -      29,300,000
                                                -------------   -------------   -------------   -------------
    Total current liabilities                     70,543,925       9,087,761      (8,977,324)     70,654,362

LONG-TERM DEBT, net of current maturities        150,295,894               -               -     150,295,894

CAPITAL LEASE OBLIGATIONS,
net of current maturities                          2,074,784               -               -       2,074,784

OTHER LONG-TERM LIABILITIES                        2,398,496               -               -       2,398,496

DUE TO PARENT                                      8,967,770               -               -       8,967,770

COMMITMENTS

STOCKHOLDER'S DEFICIT                            (16,955,499)       (436,889)        436,889     (16,955,499)
                                                -------------   -------------   -------------   -------------

                                                $217,325,370     $ 8,650,872     $(8,540,435)   $217,435,807
                                                =============   =============   =============   =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------------------

                                               Nebraska         Specialty
                                                 Book             Books,                        Consolidated
                                             Company, Inc.         Inc.         Eliminations       Totals
                                            ---------------   --------------    ------------    -------------

REVENUES, net of returns                      $ 44,681,467      $ 8,235,520      $  (18,053)    $ 52,898,934

COSTS OF SALES                                  25,120,878        5,629,197         (23,557)      30,726,518
                                            ---------------   --------------    ------------    -------------
  Gross profit                                  19,560,589        2,606,323           5,504       22,172,416

OPERATING EXPENSES (INCOME):
  Selling, general and administrative           18,546,149        2,236,091           5,504       20,787,744
  Depreciation                                     668,656           20,670               -          689,326
  Amortization                                     174,999                -               -          174,999
  Equity in earnings of subsidiary                (209,737)               -         209,737                -
                                            ---------------   --------------    ------------    -------------
                                                19,180,067        2,256,761         215,241       21,652,069
                                            ---------------   --------------    ------------    -------------

INCOME FROM OPERATIONS                             380,522          349,562        (209,737)         520,347

OTHER EXPENSES (INCOME):
  Interest expense                               3,521,183                -               -        3,521,183
  Interest income                                 (106,543)               -               -         (106,543)
  Loss on derivative financial instruments           2,768                -               -            2,768
                                            ---------------   --------------    ------------    -------------
                                                 3,417,408                -               -        3,417,408
                                            ---------------   --------------    ------------    -------------

INCOME (LOSS) BEFORE INCOME TAXES               (3,036,886)         349,562        (209,737)      (2,897,061)

INCOME TAX EXPENSE (BENEFIT)                    (1,227,863)         139,825               -       (1,088,038)
                                            ---------------   --------------    ------------    -------------
NET INCOME (LOSS)                             $ (1,809,023)     $   209,737      $ (209,737)    $ (1,809,023)
                                            ===============   ==============    ============    =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 2001
----------------------------------------------------------------------------------------------

                                         Nebraska      Specialty
                                           Book          Books,                   Consolidated
                                       Company, Inc.      Inc.     Eliminations      Totals
                                       -------------  -----------  ------------   ------------

REVENUES, net of returns               $ 44,860,674   $6,600,901    $  (26,098)  $ 51,435,477

COSTS OF SALES                           26,299,746    4,570,294       (29,898)    30,840,142
                                       -------------  -----------  ------------   ------------
  Gross profit                           18,560,928    2,030,607         3,800     20,595,335

OPERATING EXPENSES (INCOME):
  Selling, general and administrative    17,890,753    1,775,731         3,800     19,670,284
  Depreciation                              762,907       19,035             -        781,942
  Amortization                              132,602            -             -        132,602
  Equity in earnings of subsidiary         (141,505)           -       141,505              -
                                       -------------  -----------  ------------   ------------
                                         18,644,757    1,794,766       145,305     20,584,828
                                       -------------  -----------  ------------   ------------

INCOME (LOSS) FROM OPERATIONS               (83,829)     235,841      (141,505)        10,507

OTHER EXPENSES (INCOME):
  Interest expense                        4,096,199            -             -      4,096,199
  Interest income                          (136,987)           -             -       (136,987)

                                       -------------  -----------  ------------  -------------
                                          3,959,212            -             -      3,959,212
                                       -------------  -----------  ------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES        (4,043,041)     235,841      (141,505)    (3,948,705)

INCOME TAX EXPENSE (BENEFIT)             (1,570,814)      94,336             -     (1,476,478)
                                       -------------  -----------  ------------  -------------

NET INCOME (LOSS)                      $ (2,472,227)  $  141,505    $ (141,505)  $ (2,472,227)
                                       =============  ===========  ============  =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------

                                            Nebraska      Specialty
                                              Book          Books,                  Consolidated
                                           Company, Inc.     Inc.      Eliminations    Totals
                                          --------------  -----------  ------------ -------------

REVENUES, net of returns                   $237,325,889  $26,704,764    $  (68,727) $263,961,926

COSTS OF SALES                              144,919,809   18,214,755       (85,788)  163,048,776
                                           ------------- ------------   ----------- -------------

  Gross profit                               92,406,080    8,490,009        17,061   100,913,150

OPERATING EXPENSES (INCOME):
  Selling, general and administrative        57,621,884    6,899,694        17,061    64,538,639
  Depreciation                                2,117,770       96,702             -     2,214,472
  Amortization                                  487,461            -             -       487,461
  Equity in earnings of subsidiary             (896,167)           -       896,167             -
                                           ------------- ------------   ----------- -------------

                                             59,330,948    6,996,396       913,228    67,240,572
                                           ------------- ------------   ----------- -------------

INCOME FROM OPERATIONS                       33,075,132    1,493,613      (896,167)   33,672,578

OTHER EXPENSES (INCOME):
  Interest expense                           11,086,881            -             -    11,086,881
  Interest income                              (198,089)           -             -      (198,089)
  Loss on derivative financial instruments      152,873            -             -       152,873
                                           ------------- ------------   ----------- -------------

                                             11,041,665            -             -    11,041,665
                                           ------------- ------------   ----------- -------------

INCOME BEFORE INCOME TAXES                   22,033,467    1,493,613      (896,167)   22,630,913

INCOME TAX EXPENSE                            8,313,341      597,446            -      8,910,787
                                           ------------- ------------   ----------- -------------

NET INCOME                                 $ 13,720,126  $   896,167    $ (896,167) $ 13,720,126
                                           ============= ============   =========== =============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
----------------------------------------------------------------------------------------------

                                          Nebraska     Specialty
                                            Book        Books,                   Consolidated
                                         Company, Inc.   Inc.      Eliminations     Totals
                                         -----------   ----------  ------------  -------------

REVENUES, net of returns               $221,190,019  $19,407,416     $ (66,160)  $240,531,275

COSTS OF SALES                          135,770,197   13,453,414       (79,050)   149,144,561
                                       ------------- ------------    ----------  -------------

  Gross profit                           85,419,822    5,954,002        12,890     91,386,714

OPERATING EXPENSES (INCOME):
  Selling, general and administrative    54,334,368    5,330,905        12,890     59,678,163
  Depreciation                            2,091,578       53,472             -      2,145,050
  Amortization                              366,398            -             -        366,398
  Equity in earnings of subsidiary         (341,775)           -       341,775              -
                                       ------------- ------------    ----------  -------------
                                         56,450,569    5,384,377       354,665     62,189,611
                                       ------------- ------------    ----------  -------------

INCOME FROM OPERATIONS                   28,969,253      569,625      (341,775)    29,197,103

OTHER EXPENSES (INCOME):
  Interest expense                       13,083,839            -             -     13,083,839
  Interest income                          (250,884)           -             -       (250,884)
                                       ------------- ------------    ----------  -------------
                                         12,832,955            -             -     12,832,955
                                       ------------- ------------    ----------  -------------

INCOME BEFORE INCOME TAXES               16,136,298      569,625      (341,775)    16,364,148

INCOME TAX EXPENSE                        6,152,149      227,850             -      6,379,999
                                       ------------- ------------    ----------  -------------
NET INCOME                             $  9,984,149  $   341,775     $(341,775)  $  9,984,149
                                       ============= ============    ==========  =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------------


                                                           Nebraska      Specialty
                                                             Book          Books,                   Consolidated
                                                          Company, Inc.     Inc.      Eliminations     Totals
                                                          ------------   -----------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES                      $(20,428,163)  $  885,707    $        -   $(19,542,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (2,877,200)    (143,652)            -     (3,020,852)
  Bookstore acquisitions, net of cash acquired                (851,947)           -             -       (851,947)
  Proceeds from sale of property and equipment and other        14,234          958             -         15,192
  Software development costs                                  (208,475)           -             -       (208,475)
                                                          -------------  -----------   -----------  -------------
    Net cash flows from investing activities                (3,923,388)    (142,694)            -     (4,066,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred financing costs                                     (32,446)           -             -        (32,446)
  Principal payments on long-term debt                      (3,158,175)           -             -     (3,158,175)
  Principal payments on capital lease obligations              (82,128)           -             -        (82,128)
  Net increase in revolving credit facility                 25,900,000            -             -     25,900,000
  Capital contributions                                        521,583            -             -        521,583
                                                          -------------  -----------   -----------  -------------
     Net cash flows from financing activities               23,148,834            -             -     23,148,834
                                                          -------------  -----------   -----------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,202,717)     743,013             -       (459,704)

CASH AND CASH EQUIVALENTS, Beginning of period              11,383,149       36,128             -     11,419,277
                                                          -------------  -----------   -----------  -------------

CASH AND CASH EQUIVALENTS, End of period                  $ 10,180,432   $  779,141    $        -   $ 10,959,573
                                                          =============  ===========   ===========  =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------------------------------


                                                      Nebraska      Specialty
                                                        Book          Books,                   Consolidated
                                                    Company, Inc.      Inc.      Eliminations     Totals
                                                    -------------   -----------  -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES                $(15,573,780)   $  215,206     $      -    $(15,358,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                 (1,717,158)      (47,170)           -      (1,764,328)
  Bookstore acquisitions, net of cash acquired        (5,828,513)            -            -      (5,828,513)
  Proceeds from sale of bookstores                     1,176,709             -            -       1,176,709
  Proceeds from sale of property and
    equipment and other                                   40,807             -            -          40,807
  Software development costs                            (311,910)            -            -        (311,910)
                                                    -------------   -----------  -----------   -------------
    Net cash flows from investing activities          (6,640,065)      (47,170)           -      (6,687,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                (4,602,995)            -            -      (4,602,995)
  Principal payments on capital lease obligations        (95,155)            -            -         (95,155)
  Net increase in revolving credit facility           29,300,000             -            -      29,300,000
  Capital contributions                                   13,752             -            -          13,752
                                                    -------------   -----------  -----------   -------------
    Net cash flows from financing activities          24,615,602             -            -      24,615,602
                                                    -------------   -----------  -----------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS              2,401,757       168,036            -       2,569,793

CASH AND CASH EQUIVALENTS, Beginning of period         4,390,352        19,153            -       4,409,505
                                                    -------------   -----------  -----------   -------------

CASH AND CASH EQUIVALENTS, End of period            $  6,792,109    $  187,189     $      -    $  6,979,298
                                                    =============   ===========  ===========   =============

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2002 COMPARED WITH QUARTER ENDED DECEMBER 31, 2001.

    REVENUES. Revenues for the quarters ended December 31, 2002 and 2001 and the corresponding increase (decrease) in revenues were as follows:

                                                                Increase (Decrease)
                                                              ------------------------
                                     2002           2001         Amount     Percentage
                                -------------- -------------- ------------- ----------
   Wholesale operations          $ 31,072,274   $ 29,419,764   $ 1,652,510      5.6 %
   College bookstore operations    17,465,183     18,360,822      (895,639)    (4.9)%
   Complementary services           9,992,206      8,940,348     1,051,858     11.8 %
   Intercompany eliminations       (5,630,729)    (5,285,457)     (345,272)    (6.5)%
                                -------------- -------------- ------------- ----------
                                 $ 52,898,934   $ 51,435,477   $ 1,463,457      2.8 %
                                ============== ============== ============= ==========

    The increase in wholesale operations revenues for the quarter ended December 31, 2002 was due primarily to publisher price increases. The decrease in college bookstore operations revenues was primarily attributable to a decrease in same store sales of 5.4%, or $0.9 million. The decrease in same store sales is due primarily to relatively poor college football results at campuses with some of the Company's larger stores including those at Nebraska, Michigan State, South Carolina, and Maryland. Third quarter total revenue declined $1.9 million at these stores, including a $1.7 million decline in clothing and insignia revenue, from the same quarter in fiscal 2002. Complementary services revenues increased primarily due to growth in the Company's distance education program, offset in part by outsourcing the plastic bag program late in fiscal 2002. The increased revenues in distance education resulted primarily from additional services provided to the program's largest account and, in part, to services provided to new accounts. Corresponding to the overall growth in revenues, the Company's intercompany transactions also increased.

    GROSS PROFIT. Gross profit for the quarter ended December 31, 2002 increased $1.6 million, or 7.7%, to $22.2 million from $20.6 million for the quarter ended December 31, 2001. This increase was primarily due to an increase in gross margin percent, along with higher revenues. Gross margin percent was 41.9% for the quarter ended December 31, 2002 as compared to 40.0% for the quarter ended December 31, 2001, driven primarily by improved gross margin percent from college bookstore operations which increased primarily due to certain margin improvement efforts.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 2002 increased $1.1 million, or 5.7%, to $20.8 million from $19.7 million for the quarter ended December 31, 2001. Selling, general and administrative expenses as a percentage of revenues were 39.3% and 38.2% for the quarters ended December 31, 2002 and 2001, respectively. The increase in expenses is primarily the result of the Company's growth, as previously discussed. The increase in expenses as a percentage of revenues is primarily attributable to expense growth outpacing revenue growth in certain areas, including advertising, shipping, and insurance.

    INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the quarters ended December 31, 2002 and 2001 and the corresponding change in income (loss) before interest and taxes were as follows:

                                                                     Change
                                                             ------------------------
                                     2002          2001         Amount     Percentage
                                 ------------- ------------- ------------  ----------
    Wholesale operations          $ 5,580,589   $ 6,019,530   $ (438,941)    (7.3)%
    College bookstore operations   (1,102,539)   (2,245,898)   1,143,359     50.9 %
    Complementary services            209,158        34,403      174,755    508.0 %
    Corporate administration       (4,166,861)   (3,797,528)    (369,333)    (9.7)%
                                 ------------- ------------- ------------
                                  $   520,347   $    10,507   $  509,840
                                 ============= ============= ============

    The decrease in income before interest and taxes in wholesale operations was attributable to decreased used textbook margins due to the impact of the incentive programs. The improvement in income before interest and taxes in college bookstore operations was primarily due to improved gross margin percentages. The increase in income before interest and taxes in complementary services was primarily due to increased revenues and an adverse court judgment in the third quarter of fiscal 2002 that resulted in a loss of $0.3 million. The increase in corporate administrative costs is primarily attributable to an increase in the interdivision profit in inventory elimination, which increased due to an increase in the value of used textbooks held by college bookstore operations that were purchased from the Company's wholesale operations.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended December 31, 2002 decreased $0.6 million, or 13.8%, to $3.4 million from $4.0 million for the quarter ended December 31, 2001, primarily due to reduced interest charges on the Senior Credit Facility resulting from the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002 and reduced usage under the Revolving Credit Facility. Additionally, a portion of interest expense associated with the interest rate swap agreements previously classified as interest expense is now included in the loss on derivative financial instruments, as previously discussed in the footnotes to the consolidated financial statements presented in Item 1.

    INCOME TAXES. Income tax benefit for the quarter ended December 31, 2002 decreased $0.4 million, or 26.3%, to $(1.1) million from $(1.5) million for the quarter ended December 31, 2001. The Company's effective tax rate for the quarters ended December 31, 2002 and 2001 was 37.6% and 37.4%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2001.

    REVENUES. Revenues for the nine months ended December 31, 2002 and 2001 and the corresponding increase in revenues were as follows:

                                                                       Increase
                                                               ------------------------
                                      2002           2001          Amount    Percentage
                                 -------------- -------------- ------------- ----------
  Wholesale operations           $ 112,935,937  $ 104,731,956   $ 8,203,981      7.8 %
  College bookstore operations     137,975,949    128,843,329     9,132,620      7.1 %
  Complementary services            32,638,055     27,037,764     5,600,291     20.7 %
  Intercompany eliminations        (19,588,015)   (20,081,774)      493,759      2.5 %
                                 -------------- -------------- ------------- ----------
                                 $ 263,961,926  $ 240,531,275   $23,430,651      9.7 %
                                 ============== ============== ============= ==========


    The increase in wholesale operations revenues for the nine months ended December 31, 2002 was due in part to publisher price increases, complemented by an increase in unit sales. The Company believes that this increase in unit sales is partly the result of relatively new incentive programs designed to attract and retain customers. The increase in college bookstore operations revenues was primarily attributable to an increase in same store sales of 4.3%, or $5.3 million, and to the acquisition of 13 new college bookstores (defined by the Company as stores acquired since April 1, 2001 - 3 bookstores in fiscal 2003 and 10 bookstores in fiscal 2002). These new bookstores provided a $3.8 million increase in revenues. The increase in same store sales is due primarily to increases in sales of new and used textbooks. Complementary services revenues increased primarily due to growth in the Company's distance education program, offset in part by outsourcing the plastic bag program late in fiscal 2002 and a decline in systems division revenues resulting from revisions made to certain agreements with TheCampusHub.com, Inc. and a drop in system installations at Company-owned bookstore locations. The increased revenues in distance education resulted primarily from additional services provided to the program's largest account and, in part, to services provided to new accounts. The Company's intercompany transactions decreased, in part due to a small shift in wholesale revenues from the Company-owned bookstores to external customers and in part due to changes made to some of the complementary services programs.

    GROSS PROFIT. Gross profit for the nine months ended December 31, 2002 increased $9.5 million, or 10.4%, to $100.9 million from $91.4 million for the nine months ended December 31, 2001. This increase was primarily due to higher revenues and a relatively stable gross margin percent. Gross margin percent was 38.2% for the nine months ended December 31, 2002 as compared to 38.0% for the nine months ended December 31, 2001. Gross margin percent in wholesale operations experienced a small decline primarily as a result of the impact of the incentive programs, while gross margin percent in college bookstore operations improved primarily due to certain margin improvement efforts. Complementary services' gross margin percent was stable.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended December 31, 2002 increased $4.8 million, or 8.1%, to $64.5 million from $59.7 million for the nine months ended December 31, 2001. Selling, general and administrative expenses as a percentage of revenues were 24.4% and 24.8% for the nine months ended December 31, 2002 and 2001, respectively. The increase in expenses is primarily the result of the Company's growth, as previously discussed. The decrease in expenses as a percentage of revenues is primarily attributable to revenue growth outpacing growth in certain expenses, particularly salaries and wages.

    INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the nine months ended December 31, 2002 and 2001 and the corresponding change in income (loss) before interest and taxes were as follows:

                                                                       Change
                                                               ------------------------
                                     2002           2001         Amount      Percentage
                                 -------------- -------------- ------------- ----------
    Wholesale operations          $ 28,930,340   $ 27,862,855   $ 1,067,485      3.8 %
    College bookstore operations    11,626,657      8,650,564     2,976,093     34.4 %
    Complementary services           1,204,394        502,104       702,290    139.9 %
    Corporate administration        (8,088,813)    (7,818,420)     (270,393)    (3.5)%
                                 -------------- -------------- ------------- ----------
                                  $ 33,672,578   $ 29,197,103   $ 4,475,475     15.3 %
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

    INTEREST EXPENSE, NET. Interest expense, net for the nine months ended December 31, 2002 decreased $1.9 million, or 15.1%, to $10.9 million from $12.8 million for the nine months ended December 31, 2001, primarily due to reduced interest charges on the Senior Credit Facility resulting from the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002 and reduced usage under the Revolving Credit Facility. Additionally, a portion of interest expense associated with the interest rate swap agreements previously classified as interest expense is now included in the loss on derivative financial instruments, as previously discussed in the footnotes to the consolidated financial statements presented in Item 1.

    LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. The $0.2 million loss incurred on derivative financial instruments for the nine months ended December 31, 2002 is attributable to the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002. As a result of the optional prepayment, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. This loss represents the change in the fair value for the nine months ended December 31, 2002 of the portion of the interest rate swap agreements that no longer qualify as hedging instruments, along with interest associated with that portion of the interest rate swap agreements.

    INCOME TAXES. Income tax expense for the nine months ended December 31, 2002 increased $2.5 million, or 39.7%, to $8.9 million from $6.4 million for the nine months ended December 31, 2001. The Company's effective tax rate for the nine months ended December 31, 2002 and 2001 was 39.4% and 39.0%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's Revolving Credit Facility. At December 31, 2002, the Company's total indebtedness was $170.2 million, consisting of $31.8 million in Term Loans, $110.0 million of the Senior Subordinated Notes, $2.5 million of other indebtedness, including capital lease obligations, and $25.9 million under the Revolving Credit Facility. Additionally, NBC issued Senior Discount Debentures in fiscal 1998 which provided $41.6 million in net proceeds (face value of $76.0 million less original issue discount of $31.0 million and deferred financing costs of $3.4 million).

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

    The Company's capital expenditures were $3.0 million and $1.8 million for the nine months ended December 31, 2002 and 2001, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

    Business acquisition expenditures were $0.9 million and $5.8 million for the nine months ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002, one bookstore location was acquired serving the University of Northern Colorado and two bookstore locations were acquired serving Western Kentucky University. For the nine months ended December 31, 2001, eight bookstore locations were acquired serving Western Washington University, Chadron State College, North Carolina State University, the University of Oklahoma, Radford University, the University of Central Florida, and the University of Florida. The Company's ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the nine months ended December 31, 2002, one bookstore serving the University of California - Berkeley was closed upon anticipation of the lease expiring in July, 2002 and a more suitable location having been obtained through a March, 2002 acquisition. During the nine months ended December 31, 2001, the Company closed bookstores serving Austin Community College and Coconino Community College upon expiration of the property leases and sold certain assets of two of its college bookstore locations serving the University of Texas in Austin, Texas for approximately $1.2 million, recognizing a gain on disposal of approximately $0.5 million. This gain is presented as an offset to selling, general, and administrative expenses in the Company's consolidated statements of operations. The sale was made to one of the Company's largest wholesale customers.

    The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used for operating activities for the nine months ended December 31, 2002 were $19.5 million, up from $15.4 million for the nine months ended December 31, 2001. This increase is primarily attributable to increased income tax payments, arising in part due to timing of tax estimate payments and in part due to increased income.

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

    As of December 31, 2002, the Company could borrow up to $50.0 million under the Revolving Credit Facility. Outstanding indebtedness under the Revolving Credit Facility was $25.9 million at December 31, 2002. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

    The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payments, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt financing or capital contributions.

    The following tables present aggregated information as of December 31, 2002 regarding the Company's contractual obligations and commercial commitments:

                                                                  Payments Due by Period
                                                --------------------------------------------------------
              Contractual                         Less Than        1-3           4-5          After 5
              Obligations            Total          1 Year        Years         Years          Years
-------------------------------- -------------- ------------- ------------- ------------- --------------
Long-term debt                    $142,254,970   $ 5,610,893   $20,405,254   $ 5,901,201   $110,337,622
Capital lease obligations            2,081,173       101,846       307,725       491,286      1,180,316
Borrowings under line of credit     25,900,000             -    25,900,000             -              -
Operating leases                    39,031,000     8,051,000    12,912,000     9,131,000      8,937,000
                                 -------------- ------------- ------------- ------------- --------------
Total                             $209,267,143   $13,763,739   $59,524,979   $15,523,487   $120,454,938
                                 ============== ============= ============= ============= ==============

                                                  Amount of Commitment Expiration Per Period
                                     Total      --------------------------------------------------------
           Other Commercial         Amounts      Less Than        1-3           4-5          Over 5
              Commitments          Committed       1 Year        Years         Years          Years
-------------------------------- -------------- ------------- ------------- ------------- --------------

Unused line of credit             $ 24,100,000   $        -    $24,100,000   $         -   $          -
                                 ============== ============= ============= ============= ==============

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

    In fiscal 2001, the Company entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which is partially owned by NBC's majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by the Company. Such agreements included an equity option agreement, a management services agreement, and a technology sale and license agreement. The equity option agreement provides the Company the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc. The option is being accounted for as a cost method investment in accordance with APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. The management services agreement, which is effective for a period of three years, reimburses the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc. Prior to its amendment as described below, the management services agreement also required TheCampusHub.com, Inc. to pay the Company $0.5 million per year for certain shared management and administrative support. Complementary services revenue resulting from the management services agreement, including as amended, is recognized as the services are performed. The technology sale and license agreement provides for the Company to license its E-commerce software capabilities to TheCampusHub.com, Inc. Prior to its amendment as described below, the technology sale and license agreement required TheCampusHub.com, Inc. to pay the Company $0.5 million per year over a period of three years. The technology sale and license agreement also provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from the Company during that three year period. The license fees were recognized as complementary services revenue over the term of the agreement. For the nine months ended December 31, 2002 and 2001, revenues attributable to the management services and technology sale and license agreements totaled $0.2 million and $0.7 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.5 million and $0.6 million, respectively.

    Revenues attributable to the management services and technology sale and license agreements were recognized in fiscal 2002 under the anticipation that, if necessary, TheCampusHub.com, Inc. would make a capital call to its shareholders to provide the funding necessary to meet its obligations under the aforementioned agreements. TheCampusHub.com, Inc. reached break-even on a cash flow basis, excluding amounts under the management services and technology sale and license agreements, during fiscal 2002. While it remains a viable business and is funding its own operations, it was not generating sufficient excess cash flow to fund its obligations under the aforementioned agreements and the remaining capital available from its shareholders was reserved to fund strategic development opportunities and, if required, ongoing operations. As a result, on March 31, 2002 the Company established a reserve of approximately $1.0 million on net amounts due from TheCampusHub.com, Inc. and ultimately wrote-off approximately $1.0 million of net amounts due during the nine months ended December 31, 2002. Net amounts due from TheCampusHub.com, Inc. at December 31, 2002 and 2001 totaled $0.1 million and $0.6 million, respectively. Effective April 1, 2002, the management services and technology sale and license agreements were amended, eliminating the annual licensing fee and reducing the annual management services fee for certain shared management and administrative support to $0.3 million. The Company continues to benefit from its relationship with TheCampusHub.com, Inc., as the technology developed further enhances the product/service offering of the Company to its wholesale customers.

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

    In April, 2001, NBC issued 2,621 shares of its Class A Common Stock to the Senior Vice President of Retail Division at a price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765. As of December 31, 2002 and 2001, NBC's notes receivable from stockholders and the associated interest receivable totaled $0.4 million and $0.9 million, respectively. Such notes, which were amended and restated in July, 2002, mature between January, 2009 and January, 2010 and bear interest at 5.25%.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

    In January, 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard in fiscals 2003 and 2004 is not expected to have a significant impact on the Company's consolidated financial statements. In December, 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, while interim disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company does not plan to adopt the voluntary change to the fair value based method of accounting for stock-based compensation. The required disclosures will be included in the Company's annual consolidated financial statements beginning March 31, 2003 and in the Company's quarterly consolidated financial statements beginning June 30, 2003. In November, 2002 the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 requires guarantors to recognize, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees in its interim and annual financial statements for periods ending after December 15, 2002. The Company does not expect its adoption of the liability measurement and recognition provisions of this standard later in fiscal 2003 to have a significant impact on its consolidated financial statements. There was no impact on the Company's consolidated financial statements for the quarter ended December 31, 2002 from the adoption of the disclosure provisions of this standard, as the only guarantees in existence at December 31, 2002 relate to subsidiary guarantees of the parent's debt to a third party, which are exempt from the disclosure requirements as the debt underlying such guarantees is already reflected in the consolidated financial statements. In July, 2002 the Financial Accounting Standards Board issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This standard requires that a liability for all costs associated with exit or disposal activities be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect its adoption of this standard later in fiscal 2003 to have a significant impact on its consolidated financial statements. In June, 2001 the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on its consolidated financial statements.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $170.2 million in total indebtedness outstanding at December 31, 2002, $31.8 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans have been converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of December 31, 2002 was $19.9 million. Such notional amounts are reduced periodically by amounts equal to the originally-scheduled principal payments on the Tranche A and Tranche B Loans.

    Certain quantitative market risk disclosures have changed since March 31, 2002 as a result of market fluctuations, movement in interest rates, and principal payments. The following table presents summarized market risk information as of December 31, 2002 and March 31, 2002, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                               December 31,    March 31,
                                                  2002           2002
                                              -------------  -------------
Fair Values:
  Fixed rate debt                             $ 111,693,510  $ 109,443,478
  Variable rate debt
   (excluding Revolving Credit Facility)         31,759,075     34,900,000
  Interest rate swaps                            (1,243,159)    (1,618,397)

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                      8.82%          8.82%
  Variable rate debt
   (excluding Revolving Credit Facility)               4.77%          7.01%
  Interest rate swaps receive rate                     1.69%          3.19%

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

    (b) CHANGES IN INTERNAL CONTROLS. Not applicable.

                           PART II. OTHER INFORMATION


                            ITEM 5. OTHER INFORMATION

     The Company is not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but is filing this Quarterly Report on Form 10-Q on a voluntary basis.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff.

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


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.


                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 6, 2003.


NEBRASKA BOOK COMPANY, INC.




/s/ Mark W. Oppegard                           /s/ Alan G. Siemek
----------------------                         ------------------
Mark W. Oppegard                               Alan G. Siemek
Chief Executive Officer,                       Chief Financial Officer,
President and Director                         Senior Vice President
                                               of Finance and Administration,
                                               Treasurer and Assistant Secretary

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



February 6, 2003
                                          /s/ Mark W. Oppegard
                                          --------------------------------------
                                          Mark W. Oppegard
                                          Chief Executive Officer, President and
                                          Director

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



February 6, 2003
                                       /s/ Alan G. Siemek
                                       -----------------------------------------
                                       Alan G. Siemek
                                       Chief Financial Officer,
                                       Senior Vice President of
                                       Finance and Administration,
                                       Treasurer and Assistant Secretary