Form 10-Q
period 2003-06-30
NEBRASKA BOOK CO
filed 2003-08-13
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

              Total number of shares of common stock outstanding as
                         of August 13, 2003: 100 shares

                            Total Number of Pages: 27

                             Exhibit Index: Page 27

                                PART I. FINANCIAL INFORMATION


                                ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------

                                                                 June 30,        March 31,         June 30,
                                                                   2003            2003              2002
                                                              --------------- ---------------  ---------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                 $   6,455,254   $  39,405,382    $   5,562,661
     Receivables                                                  30,656,956      29,085,329       31,607,933
     Inventories                                                  93,066,834      68,315,352       93,206,015
     Recoverable income taxes                                      2,766,865               -        1,963,541
     Deferred income taxes                                         4,600,252       3,861,932        3,419,325
     Prepaid expenses and other assets                               866,637         834,284          807,032
                                                              --------------- ---------------  ---------------
            Total current assets                                 138,412,798     141,502,279      136,566,507

PROPERTY AND EQUIPMENT, net of depreciation & amortization        27,627,058      27,666,370       26,808,238

GOODWILL                                                          30,481,472      30,472,823       30,075,623

IDENTIFIABLE INTANGIBLES, net of amortization                        184,239         239,014          419,953

DEBT ISSUE COSTS, net of amortization                              3,818,335       4,142,416        5,114,657

OTHER ASSETS                                                       3,856,938       4,442,780        6,155,843
                                                              --------------- ---------------  ---------------
                                                               $ 204,380,840   $ 208,465,682    $ 205,140,821
                                                              =============== ===============  ===============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                          $  19,053,314   $  19,857,301    $  18,719,744
     Accrued employee compensation and benefits                    4,441,375      10,642,713        4,071,411
     Accrued interest                                              3,905,413       1,512,733        4,187,579
     Accrued incentives                                            7,303,837       5,518,883        5,663,081
     Accrued expenses                                              1,036,658       1,077,844          889,705
     Income taxes payable                                                  -          89,932                -
     Deferred revenue                                                444,962         538,230        1,004,170
     Current maturities of long-term debt                         17,771,293      19,181,277        5,370,383
     Current  maturities of capital lease obligations                129,573         124,703          107,491
     Revolving credit facility                                     2,300,000               -       24,100,000
                                                              --------------- ---------------  ---------------
            Total current liabilities                             56,386,425      58,543,616       64,113,564

LONG-TERM DEBT, net of current maturities                        121,748,779     121,755,713      139,520,072

CAPITAL LEASE OBLIGATIONS, net of current maturities               2,269,518       2,305,583        2,028,242

OTHER LONG-TERM LIABILITIES                                          305,068         300,823        2,064,551

DUE TO PARENT                                                     13,298,794      12,371,846       10,418,500

COMMITMENTS (Note 3)

STOCKHOLDER'S EQUITY (DEFICIT):
     Common stock, voting, authorized 50,000 shares of
        $1.00 par value; issued and outstanding 100 shares               100             100              100
     Additional paid-in capital                                   46,997,663      46,986,333       46,424,553
     Accumulated deficit                                         (36,408,940)    (33,379,701)     (58,718,982)
     Accumulated other comprehensive loss                           (216,567)       (418,631)        (709,779)
                                                              --------------- ---------------  ---------------
            Total stockholder's equity (deficit)                  10,372,256      13,188,101      (13,004,108)
                                                              --------------- ---------------  ---------------
                                                               $ 204,380,840   $ 208,465,682    $ 205,140,821
                                                              =============== ===============  ===============

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------------

                                                       Three Months Ended June 30,
                                                           2003            2002
                                                      --------------  --------------
REVENUES, net of returns                               $ 54,761,183    $ 53,341,533

COSTS OF SALES                                           32,973,997      32,539,357
                                                      --------------  --------------
              Gross profit                               21,787,186      20,802,176

OPERATING EXPENSES:
     Selling, general and administrative                 22,157,134      19,719,391
     Depreciation                                           754,294         736,352
     Amortization                                           159,330         145,388
                                                      --------------  --------------
                                                         23,070,758      20,601,131
                                                      --------------  --------------

INCOME (LOSS) FROM OPERATIONS                            (1,283,572)        201,045

OTHER EXPENSES (INCOME):
     Interest expense                                     3,507,586       3,867,267
     Interest income                                         (8,758)        (10,605)
     (Gain) Loss on derivative financial instruments           (105)         93,207
                                                      --------------  --------------
                                                          3,498,723       3,949,869
                                                      --------------  --------------
LOSS BEFORE INCOME TAXES                                 (4,782,295)     (3,748,824)

INCOME TAX BENEFIT                                       (1,753,056)     (1,415,877)
                                                      --------------  --------------
NET LOSS                                               $ (3,029,239)   $ (2,332,947)
                                                      ==============  ==============


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                         Accumulated
                                                           Additional                       Other
                                                 Common      Paid-in      Accumulated   Comprehensive               Comprehensive
                                                 Stock       Capital        Deficit         Loss          Total         Loss
                                                --------  -------------  -------------- ------------- ------------- -------------

BALANCE, April 1, 2002                           $ 100   $ 46,404,474   $ (56,386,035)  $ (604,567)   $(10,586,028)  $         -

     Contributed capital                             -         20,079               -            -          20,079             -

     Net loss                                        -              -      (2,332,947)           -      (2,332,947)   (2,332,947)

     Other comprehensive loss,
     net of taxes:
       Unrealized losses on interest
       rate swap agreements, net of
       taxes of $31,243                              -              -               -     (105,212)       (105,212)     (105,212)
                                               --------  -------------  --------------  ------------  -------------   -----------
BALANCE, June 30, 2002                           $ 100   $ 46,424,553   $ (58,718,982)  $ (709,779)   $(13,004,108)  $(2,438,159)
                                               ========  =============  ==============  ============  =============   ===========


BALANCE, April 1, 2003                           $ 100   $ 46,986,333   $ (33,379,701)  $ (418,631)   $ 13,188,101   $         -

     Contributed capital                             -         11,330               -            -          11,330             -

     Net loss                                        -              -      (3,029,239)           -      (3,029,239)   (3,029,239)

     Other comprehensive income,
     net of taxes:
       Unrealized gains on interest
       rate swap agreements, net of
       taxes of $123,636                             -              -               -      202,064         202,064       202,064


                                               --------  -------------  --------------  ------------  -------------   -----------
BALANCE, June 30, 2003                           $ 100   $ 46,997,663   $ (36,408,940)  $ (216,567)   $ 10,372,256   $(2,827,175)
                                               ========  =============  ==============  ============  =============   ===========


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------------------

                                                                  Three Months Ended June 30,
                                                                     2003          2002
                                                                  ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(3,029,239) $ (2,332,947)
    Adjustments to reconcile net loss to net cash flows
       from operating activities:
       Provision for losses on accounts receivable                      7,067         6,370
       Depreciation                                                   754,294       736,352
       Amortization                                                   483,411       466,519
       Noncash interest (income) expense from
       derivative financial instruments                               (15,305)       24,580
       (Gain) Loss on derivative financial instruments                (84,959)        3,438
       (Gain) Loss on disposal of assets                                6,239          (165)
       Deferred income taxes                                         (226,000)      197,000
       Changes in operating assets and liabilities,
       net of effect of acquisitions/disposals:
          Receivables                                              (1,585,582)   (2,240,917)
          Inventories                                             (23,616,258)  (23,106,376)
          Recoverable income taxes                                 (2,766,865)   (1,963,541)
          Prepaid expenses and other assets                           (32,353)     (308,592)
          Other assets                                               (106,370)     (200,466)
          Accounts payable                                           (378,023)    3,635,667
          Accrued employee compensation and benefits               (6,201,338)   (4,839,491)
          Accrued interest                                          2,392,680     2,640,380
          Accrued incentives                                        1,784,954     2,067,453
          Accrued expenses                                              8,814      (171,264)
          Income taxes payable                                        (89,932)   (3,684,439)
          Deferred revenue                                            (93,268)      571,380
          Other long-term liabilities                                   4,245         7,828
          Due to parent                                               926,948       823,601
                                                                  ------------ -------------
            Net cash flows from operating activities              (31,856,840)  (27,667,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                              (644,141)     (967,675)
    Bookstore acquisitions, net of cash acquired                   (1,271,395)     (643,513)
    Proceeds from sale of property and equipment and other              2,920           165
    Software development costs                                        (48,299)     (126,201)
                                                                  ------------ -------------
            Net cash flows from investing activities               (1,960,915)   (1,737,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of financing costs                                              -       (32,446)
    Principal payments on long-term debt                           (1,416,918)     (522,690)
    Principal payments on capital lease obligations                   (31,195)      (27,568)
    Net increase in revolving credit facility                       2,300,000    24,100,000
    Capital contributions                                              15,740        30,942
                                                                  ------------ -------------
            Net cash flows from financing activities                  867,627    23,548,238
                                                                  ------------ -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (32,950,128)   (5,856,616)

CASH AND CASH EQUIVALENTS, Beginning of period                     39,405,382    11,419,277
                                                                  ------------ -------------
CASH AND CASH EQUIVALENTS, End of period                          $ 6,455,254  $  5,562,661
                                                                  ============ =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
    Cash paid during the period for:
       Interest                                                   $   890,984  $    970,945
       Income taxes                                                   402,793     3,211,502

    Noncash investing and financing activities:
       Unrealized gains (losses) on interest rate
       swap agreements, net of income taxes                           202,064      (105,212)
       Deferred taxes resulting from accumulated
       other comprehensive income (loss)                              123,636       (31,243)


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. MANAGEMENT REPRESENTATIONS - The consolidated balance sheet of Nebraska Book Company, Inc. (the "Company") at March 31, 2003 was derived from the Company's audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period consolidated financial statements to conform with current year presentation. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2003 included in the Company's Annual Report on Form 10-K.

2.   INVENTORIES - Inventories are summarized as follows:

                                               June 30,     March 31,     June 30,
                                                 2003         2003          2002
     -------------------------------------------------------------------------------
     Textbook Division                       $39,716,411   $28,908,121  $40,654,413
     Bookstore Division                       45,229,422    31,986,260   44,613,223
     Distance Education Division               7,166,819     6,833,989    7,431,079
     Other Complementary Services Divisions      954,182       586,982      507,300
     -------------------------------------------------------------------------------
                                             $93,066,834   $68,315,352  $93,206,015
     ===============================================================================

3. LONG-TERM DEBT - The Company's indebtedness includes a bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, outstanding indebtedness under which totaled $2.3 million and $24.1 million at June 30, 2003 and 2002, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at June 30, 2003 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. Additionally, there is a 0.3% commitment fee for the average daily unused amount of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at June 30, 2003 was 4.50%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as amended, to be calculated annually based upon year-end results and to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. There is an excess cash flow payment obligation for fiscal 2003 of $14.7 million that is included in the current portion of long-term debt and is due and payable on September 29, 2003. The Senior Credit Facility was amended in June, 2003, to permit the merger of TheCampusHub.com, Inc. into the Company on July 1, 2003 (see Note 8).

     Additional indebtedness includes $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes"), and capital leases.

4. DERIVATIVE FINANCIAL INSTRUMENTS - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN

     HEDGING ACTIVITIES, and SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company utilizes derivative financial instruments primarily to manage the risk that changes in interest rates will affect the amount of its future interest payments on the Tranche A and Tranche B Loans and adopted SFAS No. 133 effective April 1, 2001.

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

                                                         June 30,     March 31,        June 30,
                                                          2003          2003            2002
                                                     -------------- -------------- --------------
     Total indebtedness outstanding                  $ 144,219,163  $ 143,367,276  $ 171,126,188

     Indebtedness subject to Eurodollar fluctuations    29,036,472     30,447,160     34,382,906

     Notional amounts under swap agreements             36,400,000     38,100,000     43,200,000


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

     Under hedge accounting, the interest rate swap agreements are reflected at fair value in the Company's consolidated balance sheets (as "accounts payable" at June 30, 2003 and March 31, 2003 and "other long-term liabilities" at June 30, 2002) and the related gains or losses on these agreements are generally recorded in stockholders' equity (deficit), net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive loss are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. The net effect of this accounting on the Company's consolidated results of operations is that interest expense on the Tranche A and Tranche B Loans is generally being recorded based on fixed interest rates. The fair value of the interest rate swap agreements reflected as a liability at June 30, 2003, March 31, 2003, and June 30, 2002 totaled $0.4 million, $0.8 million, and $1.8 million, respectively.

     As a result of a $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the Tranche A and Tranche B Loans represents the portion of the agreements that no longer qualify for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualify for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the Tranche A and Tranche B Loans. The fair value allocated to the portion of the interest rate swap agreements that no longer qualify for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments and totaled approximately $0.4 million. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, are also recognized as a loss on derivative financial instruments in the consolidated statements of operations and totaled $0.1 million for the quarter ended June 30, 2002. A minimal gain on derivative financial instruments was recognized for the quarter ended June 30, 2003.

     Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the periods then ended:

                                                            June 30,   March 31,    June 30,
                                                              2003       2003         2002
                                                           ---------- -----------  ----------
     Increase (decrease) in fair value of swap agreements
     designated as hedges                                  $ 341,005   $ 582,146  $ (161,035)

     Interest (income) expense recorded due to hedge
     ineffectiveness                                         (15,305)   (249,310)     24,580

     Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest expense from derivative financial instruments", "gain or loss on derivative financial instruments", or as noncash investing and financing activities.

6. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. During the quarter ended June 30, 2003, the Distance Education Division surpassed the quantitative revenue threshold for a reportable segment. The segment information has been reclassified to reflect this change for all periods presented. The Company now has four reportable segments: Textbook Division, Bookstore Division, Distance Education Division, and Other Complementary Services Divisions. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Bookstore Division segment encompasses the operating activities of the Company's 111 college bookstores as of June 30, 2003 located on or adjacent to college campuses. The Distance Education Division provides students with textbooks and materials for use in distance education courses, and is a provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. Such services are provided by Specialty
     Books, Inc., a wholly-owned subsidiary of the Company. The Other Complementary Services Divisions segment includes book-related services such as computer hardware and software and a centralized buying service.

     The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, property and equipment, intangibles, and other assets), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters ended June 30, 2003 and 2002, respectively:

                                                                                                Other
                                                                                Distance    Complementary
                                                 Textbook      Bookstore       Education       Services
                                                 Division       Division        Division       Divisions        Total
                                               -------------  -------------  -------------  --------------  -------------
    Quarter ended June 30, 2003:
     External customer revenues                 $19,682,118    $22,000,688    $10,316,603      $2,761,774    $54,761,183
     Intersegment revenues                        5,347,032        252,568              -         367,771      5,967,371
     Depreciation and amortization expense          211,262        505,655         20,784         138,556        876,257
     Earnings (loss) before interest, taxes,
       depreciation and amortization (EBITDA)     4,651,715     (2,368,516)       551,019         565,386      3,399,604

    Quarter ended June 30, 2002:
     External customer revenues                 $20,371,181    $21,592,986    $ 9,472,224      $1,905,142    $53,341,533
     Intersegment revenues                        4,990,109        160,884              -         223,969      5,374,962
     Depreciation and amortization expense          114,567        537,356         64,221         118,676        834,820
     Earnings (loss) before interest, taxes,
       depreciation and amortization (EBITDA)     5,149,910     (1,699,224)       724,653         185,167      4,360,506


     The following table reconciles segment information presented above with information as presented in the consolidated financial statements for the quarters ended June 30, 2003 and 2002, respectively:

                                                      Quarter Ended June 30,
                                                       2003            2002
                                                   -------------   -------------
    Revenues:
     Total for reportable segments                 $ 60,728,554    $ 58,716,495
     Elimination of intersegment revenues            (5,967,371)     (5,374,962)
                                                   -------------   -------------
       Consolidated total                          $ 54,761,183    $ 53,341,533
                                                   =============   =============

    Depreciation and Amortization Expense:
     Total for reportable segments                 $    876,257    $    834,820
     Corporate administration                            37,367          46,920
                                                   -------------   -------------
       Consolidated total                          $    913,624    $    881,740
                                                   =============   =============

    Loss Before Income Taxes:
     Total EBITDA for reportable segments          $  3,399,604    $  4,360,506
     Corporate administrative costs                  (3,769,552)     (3,277,721)
                                                   -------------   -------------
                                                       (369,948)      1,082,785
     Depreciation and amortization                     (913,624)       (881,740)
                                                   -------------   -------------
       Consolidated income (loss) from operations    (1,283,572)        201,045
     Interest and other expense, net                 (3,498,723)     (3,949,869)
                                                   -------------   -------------
       Consolidated loss before income taxes       $ (4,782,295)   $ (3,748,824)
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

     The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash
     Flows:

                                                       Quarter ended June 30,
                                                        2003          2002
                                                    ------------- -------------

     EBITDA                                         $   (369,948) $  1,082,785

     Adjustments to reconcile EBITDA to net cash flows from operating activities:

       Interest income                                     8,758        10,605
       Provision for losses on accounts receivable         7,067         6,370
       Cash paid for interest                           (890,984)     (970,945)
       Cash paid for income taxes                       (402,793)   (3,211,502)
       (Gain) Loss on disposal of assets                   6,239          (165)
       Changes in operating assets and liabilities,
       net of effect of acquisitions/disposals (1)   (30,215,179)  (24,584,778)
                                                    ------------- -------------
     Net Cash Flows from Operating Activities       $(31,856,840) $(27,667,630)
                                                    ============= =============

         (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

     The following table presents the total carrying amount of goodwill, by reportable segment, as of June 30, 2003, March 31, 2003, and June 30, 2002, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from NBC Acquisition Corp.'s ("NBC") acquisition of the Company on September 1, 1995. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                    June 30,       March 31,      June 30,
                                      2003           2003          2002
                                  -------------  ------------- -------------
      Bookstore Division
      Corporate administration     $13,710,898    $13,702,249   $13,305,049
                                    16,770,574     16,770,574    16,770,574
        Total goodwill            -------------  ------------- -------------
                                   $30,481,472    $30,472,823   $30,075,623
                                  =============  ============= =============

     The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

6. STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation under provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations utilizing the intrinsic value method. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting.

     In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period:


                                                   Quarter Ended June 30,
                                                     2003          2002
                                                 ------------- -------------

     Net loss, as reported                        $(3,029,239)  $(2,332,947)
     Less: Stock-based compensation determined
       under fair value based method, net of
       related income tax effects                     (11,327)      (23,096)
                                                 ------------- -------------
     Pro forma net loss                           $(3,040,566)  $(2,356,043)
                                                 ============= =============

7. ACCOUNTING STANDARDS NOT YET ADOPTED - In May, 2003 the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This standard improves the accounting for certain financial instruments that issuers previously accounted for as equity, requiring such instruments to be classified as liabilities in certain situations. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003. The Company does not expect its adoption of this standard in the second quarter of fiscal 2004 to have a significant impact on its consolidated financial statements.

     In January, 2003 the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the consolidation requirements attributable to existing entities in the second quarter of fiscal 2004 is not expected to have a significant impact on the Company's consolidated financial statements.

8. SUBSEQUENT EVENT - On July 1, 2003, the Company and NBC entered into a merger agreement with TheCampusHub.com, Inc. to merge TheCampusHub.com into the Company, with the Company as the surviving entity. Each share of TheCampusHub.com common stock issued and outstanding was converted into
     0.0306945 shares of Class A Common Stock of NBC, resulting in the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock.

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Effective July 1, 2002, the Company's distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. This business is also now considered a separate segment for reporting purposes (see Note 6). In connection with its incorporation, Specialty Books, Inc. has unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of the Company's obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes. Specialty Books, Inc. is also a party to the Guarantee and Collateral Agreement related to the Senior Credit Facility. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (Nebraska Book Company, Inc.), subsidiary guarantor (Specialty Books, Inc.), consolidating eliminations, and consolidated totals. Activity in the distance learning division prior to incorporation on July 1, 2002 has been separately "carved out" and presented in the subsidiary guarantor column.


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2003
----------------------------------------------------------------------------------------------------

                                               Nebraska     Specialty
                                                 Book         Books,                   Consolidated
                                            Company, Inc.      Inc.      Eliminations     Totals
                                            --------------- -----------  ------------ --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $   6,338,478  $   116,776  $          -  $  6,455,254
  Receivables                                   37,139,595    3,058,734    (9,541,373)   30,656,956
  Inventories                                   85,900,015    7,166,819             -    93,066,834
  Recoverable income taxes                       2,766,865            -             -     2,766,865
  Deferred income taxes                          4,600,252            -             -     4,600,252
  Prepaid expenses and other assets                847,447       19,190             -       866,637
                                            --------------- ------------ ------------- -------------
    Total current assets                       137,592,652   10,361,519    (9,541,373)  138,412,798

PROPERTY AND EQUIPMENT, net                     27,091,872      535,186             -    27,627,058

GOODWILL                                        30,481,472            -             -    30,481,472

OTHER ASSETS                                     9,103,407       17,077    (1,260,972)    7,859,512
                                            --------------- ------------ ------------- -------------
                                             $ 204,269,403  $10,913,782  $(10,802,345) $204,380,840
                                            =============== ============ ============= =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $  19,053,314  $ 9,541,373  $ (9,541,373) $ 19,053,314
  Accrued employee compensation and benefits     4,361,156       80,219             -     4,441,375
  Accrued interest                               3,905,413            -             -     3,905,413
  Accrued incentives                             7,303,837            -             -     7,303,837
  Accrued expenses                               1,005,440       31,218             -     1,036,658
  Deferred revenue                                 444,962            -             -       444,962
  Current maturities of long-term debt          17,771,293            -             -    17,771,293
  Current maturities of capital
  lease obligations                                129,573            -             -       129,573
  Revolving credit facility                      2,300,000            -             -     2,300,000
                                            --------------- ------------ ------------- -------------
    Total current liabilities                   56,274,988    9,652,810    (9,541,373)   56,386,425

LONG-TERM DEBT, net of current maturities      121,748,779            -             -   121,748,779

CAPITAL LEASE OBLIGATIONS,
net of current maturities                        2,269,518            -             -     2,269,518

OTHER LONG-TERM LIABILITIES                        305,068            -             -       305,068

DUE TO PARENT                                   13,298,794            -             -    13,298,794

COMMITMENTS

STOCKHOLDER'S EQUITY                            10,372,256    1,260,972    (1,260,972)   10,372,256
                                            --------------- ------------ ------------- -------------
                                             $ 204,269,403  $10,913,782  $(10,802,345) $204,380,840
                                            =============== ============ ============= =============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2003
------------------------------------------------------------------------------------------------

                                             Nebraska      Specialty
                                               Book          Books,                 Consolidated
                                           Company, Inc.     Inc.     Eliminations     Totals
                                           -------------  ----------  ------------  ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                $ 39,269,385  $  135,997   $         -  $ 39,405,382
  Receivables                                35,523,170   1,234,423    (7,672,264)   29,085,329
  Inventories                                61,481,363   6,833,989             -    68,315,352
  Deferred income taxes                       3,861,932           -             -     3,861,932
  Prepaid expenses and other assets             803,306      30,978             -       834,284
                                           -------------  ----------   -----------  ------------
    Total current assets                    140,939,156   8,235,387    (7,672,264)  141,502,279

PROPERTY AND EQUIPMENT, net                  27,113,167     553,203             -    27,666,370

GOODWILL                                     30,472,823           -             -    30,472,823

OTHER ASSETS                                  9,749,964      17,077      (942,831)    8,824,210
                                           ------------- -----------  ------------ -------------
                                           $208,275,110  $8,805,667   $(8,615,095) $208,465,682
                                           ============= ===========  ============ =============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
  Accounts payable                         $ 19,857,301  $7,672,264   $(7,672,264) $ 19,857,301
  Accrued employee compensation and
  benefits                                   10,470,043     172,670             -    10,642,713
  Accrued interest                            1,512,733           -             -     1,512,733
  Accrued incentives                          5,518,883           -             -     5,518,883
  Accrued expenses                            1,059,942      17,902             -     1,077,844
  Income taxes payable                           89,932           -             -        89,932
  Deferred revenue                              538,230           -             -       538,230
  Current maturities of long-term debt       19,181,277           -             -    19,181,277
  Current maturities of capital
  lease obligations                             124,703           -             -       124,703
                                            ------------  ----------  ------------ -------------
    Total current liabilities                58,353,044   7,862,836    (7,672,264)   58,543,616

LONG-TERM DEBT, net of current maturities   121,755,713           -             -   121,755,713

CAPITAL LEASE OBLIGATIONS,
net of current maturities                     2,305,583           -             -     2,305,583

OTHER LONG-TERM LIABILITIES                     300,823           -             -       300,823

DUE TO PARENT                                12,371,846           -             -    12,371,846

COMMITMENTS

STOCKHOLDER'S EQUITY                         13,188,101     942,831      (942,831)   13,188,101
                                           ------------- -----------  ------------ -------------
                                           $208,275,110  $8,805,667   $(8,615,095) $208,465,682
                                           ============= ===========  ============ =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2002
---------------------------------------------------------------------------------------------------

                                              Nebraska    Specialty
                                                Book        Books,                   Consolidated
                                            Company, Inc.    Inc.      Eliminations     Totals
                                            ------------ ------------ -------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents               $  5,236,244  $   326,417   $          -   $  5,562,661
  Receivables                               39,477,143    2,542,648    (10,411,858)    31,607,933
  Inventories                               85,774,936    7,431,079              -     93,206,015
  Recoverable income taxes                   1,963,541            -              -      1,963,541
  Deferred income taxes                      3,419,325            -              -      3,419,325
  Prepaid expenses and other assets            800,518        6,514              -        807,032
                                          -------------  -----------  -------------- -------------
  Total current assets                     136,671,707   10,306,658    (10,411,858)   136,566,507

PROPERTY AND EQUIPMENT, net                 26,313,047      495,191              -     26,808,238

GOODWILL                                    30,075,623            -              -     30,075,623

OTHER ASSETS                                11,974,916       17,077       (301,540)    11,690,453
                                          ------------- ------------  -------------- -------------
                                          $205,035,293  $10,818,926   $(10,713,398)  $205,140,821
                                          ============= ============  ============== =============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Accounts payable                        $ 18,719,744  $10,411,858   $(10,411,858)  $ 18,719,744
  Accrued employee compensation
  and benefits                               3,995,357       76,054              -      4,071,411
  Accrued interest                           4,187,579            -              -      4,187,579
  Accrued incentives                         5,663,081            -              -      5,663,081
  Accrued expenses                             860,231       29,474              -        889,705
  Deferred revenue                           1,004,170            -              -      1,004,170
  Current maturities of long-term debt       5,370,383            -              -      5,370,383
  Current maturities of capital
  lease obligations                            107,491            -              -        107,491
  Revolving credit facility                 24,100,000            -              -     24,100,000
                                          ------------- ------------   -----------   -------------
    Total current liabilities               64,008,036   10,517,386    (10,411,858)    64,113,564

LONG-TERM DEBT, net of current maturities  139,520,072           -               -    139,520,072

CAPITAL LEASE OBLIGATIONS,
net of current maturities                    2,028,242            -              -      2,028,242

OTHER LONG-TERM LIABILITIES                  2,064,551            -              -      2,064,551

DUE TO PARENT                               10,418,500            -              -    10,418,500

COMMITMENTS

STOCKHOLDER'S EQUITY (DEFICIT)             (13,004,108)     301,540       (301,540)   (13,004,108)
                                          ------------- ------------  ------------   -------------
                                          $205,035,293  $10,818,926   $(10,713,398)  $205,140,821
                                          ============= ============  ============   =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2003
------------------------------------------------------------------------------------------------

                                            Nebraska     Specialty
                                             Book          Books,                  Consolidated
                                          Company, Inc.     Inc.      Eliminations     Totals
                                          ------------- ------------  ------------ -------------

REVENUES, net of returns                  $ 44,491,917  $ 10,316,603   $  (47,337) $ 54,761,183

COSTS OF SALES                              25,991,706     7,031,588      (49,297)   32,973,997
                                          -------------  ------------   ---------- -------------

  Gross profit                              18,500,211     3,285,015        1,960    21,787,186

OPERATING EXPENSES (INCOME):
  Selling, general and administrative       19,421,178     2,733,996        1,960    22,157,134
  Depreciation                                 733,510        20,784            -       754,294
  Amortization                                 159,330             -            -       159,330
  Equity in earnings of subsidiary            (318,141)            -      318,141             -
                                          -------------  ------------  ----------- -------------

                                            19,995,877     2,754,780      320,101    23,070,758
                                          -------------  ------------  ----------- -------------

INCOME (LOSS) FROM OPERATIONS               (1,495,666)      530,235     (318,141)   (1,283,572)

OTHER EXPENSES (INCOME):
  Interest expense                           3,507,586             -            -     3,507,586
  Interest income                               (8,758)            -            -        (8,758)
  Gain on derivative financial instruments        (105)            -            -          (105)
                                          -------------  ------------  ----------- -------------
                                             3,498,723             -            -     3,498,723
                                          -------------  ------------  ----------- -------------

INCOME (LOSS) BEFORE INCOME TAXES           (4,994,389)      530,235     (318,141)   (4,782,295)

INCOME TAX EXPENSE (BENEFIT)                (1,965,150)      212,094            -    (1,753,056)
                                          -------------  ------------  ----------- -------------

NET INCOME (LOSS)                         $ (3,029,239)  $   318,141   $ (318,141) $ (3,029,239)
                                          =============  ============  =========== =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2002
----------------------------------------------------------------------------------------------------------

                                                       Nebraska     Specialty
                                                         Book         Books,                  Consolidated
                                                     Company, Inc.     Inc.     Eliminations     Totals
                                                    -------------- -----------  ------------  ------------

REVENUES, net of returns                             $43,897,992  $ 9,472,224    $  (28,683)  $53,341,533

COSTS OF SALES                                        26,154,687    6,418,627       (33,957)   32,539,357
                                                      ----------- ------------   -----------  ------------

  Gross profit                                        17,743,305    3,053,597         5,274    20,802,176

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                 17,385,173    2,328,944         5,274    19,719,391
  Depreciation                                           672,131       64,221             -       736,352
  Amortization                                           145,388            -             -       145,388
  Equity in earnings of subsidiary                      (396,259)           -       396,259             -
                                                     ------------ ------------   -----------  ------------

                                                      17,806,433    2,393,165       401,533    20,601,131
                                                     ------------ ------------   -----------  ------------

INCOME (LOSS) FROM OPERATIONS                            (63,128)     660,432      (396,259)      201,045

OTHER EXPENSES (INCOME):
  Interest expense                                     3,867,267            -             -     3,867,267
  Interest income                                        (10,605)           -             -       (10,605)
  Loss on derivative financial instruments                93,207            -             -        93,207
                                                     ------------ ------------   -----------  ------------
                                                       3,949,869            -             -     3,949,869
                                                     ------------ ------------   -----------  ------------

INCOME (LOSS) BEFORE INCOME TAXES                     (4,012,997)     660,432      (396,259)   (3,748,824)

INCOME TAX EXPENSE (BENEFIT)                          (1,680,050)     264,173             -    (1,415,877)
                                                     ------------ ------------   -----------  ------------

NET INCOME (LOSS)                                    $(2,332,947) $   396,259    $ (396,259)  $(2,332,947)
                                                     ============ ============   ===========  ============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED JUNE 30, 2003
-------------------------------------------------------------------------------------------------------------

                                                          Nebraska     Specialty
                                                            Book         Books,                  Consolidated
                                                        Company, Inc.    Inc.      Eliminations     Totals
                                                        ------------- ----------   ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES                    $(31,840,386) $  (16,454)   $        -  $(31,856,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (641,374)     (2,767)            -      (644,141)
  Bookstore acquisitions, net of cash acquired            (1,271,395)          -             -    (1,271,395)
  Proceeds from sale of property and equipment and other       2,920           -             -         2,920
  Software development costs                                 (48,299)          -             -       (48,299)
                                                         ------------ -----------   ----------- --------------

    Net cash flows from investing activities              (1,958,148)     (2,767)            -    (1,960,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                    (1,416,918)          -             -    (1,416,918)
  Principal payments on capital lease obligations            (31,195)          -             -       (31,195)
  Net increase in revolving credit facility                2,300,000           -             -     2,300,000
  Capital contributions                                       15,740           -             -        15,740
                                                        ------------- -----------   ----------- --------------
    Net cash flows from financing activities                 867,627           -             -       867,627
                                                        ------------- -----------   ----------- --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (32,930,907)    (19,221)            -   (32,950,128)

CASH AND CASH EQUIVALENTS, Beginning of period            39,269,385     135,997             -    39,405,382
                                                        ------------- -----------   ----------- --------------
CASH AND CASH EQUIVALENTS, End of period                $  6,338,478  $  116,776    $        -  $  6,455,254
                                                        ============= ===========   =========== ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED JUNE 30, 2002
----------------------------------------------------------------------------------------------------


                                                 Nebraska    Specialty
                                                   Book        Books,                  Consolidated
                                               Company, Inc.    Inc.     Eliminations     Totals
                                               ------------- ----------  ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES           $(27,992,287)  $ 324,657     $       -  $(27,667,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment              (933,307)    (34,368)            -      (967,675)
  Bookstore acquisitions, net of cash acquired     (643,513)          -             -      (643,513)
  Proceeds from sale of property and equipment
  and other                                             165           -             -           165
  Software development costs                       (126,201)          -             -      (126,201)
                                                ------------  ----------    ---------- -------------

    Net cash flows from investing activities     (1,702,856)    (34,368)            -    (1,737,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                        (32,446)          -             -       (32,446)
  Principal payments on long-term debt             (522,690)          -             -      (522,690)
  Principal payments on capital lease
  obligations                                       (27,568)          -             -       (27,568)
  Net increase in revolving credit facility      24,100,000           -             -    24,100,000
  Capital contributions                              30,942           -             -        30,942
                                               -------------  ----------    ---------- -------------
    Net cash flows from financing activities     23,548,238           -             -    23,548,238
                                               -------------  ----------    ---------- -------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                 (6,146,905)    290,289             -    (5,856,616)

CASH AND CASH EQUIVALENTS, Beginning of period   11,383,149      36,128             -    11,419,277
                                               -------------  ----------    ---------- -------------

CASH AND CASH EQUIVALENTS, End of period       $  5,236,244   $ 326,417     $       -  $  5,562,661
                                               =============  ==========    ========== =============

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2003 COMPARED WITH QUARTER ENDED JUNE 30, 2002.

     REVENUES. Revenues for the quarters ended June 30, 2003 and 2002 and the corresponding change in revenues were as follows:

                                                                                    Change
                                                                           --------------------------
                                                  2003           2002          Amount     Percentage
                                             -------------- -------------- ------------- ------------
      Textbook Division                       $ 25,029,150   $ 25,361,290   $  (332,140)     (1.3)%
      Bookstore Division                        22,253,256     21,753,870       499,386       2.3 %
      Distance Education Division               10,316,603      9,472,224       844,379       8.9 %
      Other Complementary Services Divisions     3,129,545      2,129,111     1,000,434      47.0 %
      Intercompany eliminations                 (5,967,371)    (5,374,962)     (592,409)     11.0 %
                                             -------------- -------------- ------------- ------------
                                              $ 54,761,183   $ 53,341,533   $ 1,419,650       2.7 %
                                             ============== ============== ============= ============

     The decrease in Textbook Division revenues was due primarily to a slight decrease in the number of units sold. The decrease in units sold was due primarily to slightly lower inventories of used textbooks available for sale during the quarter. The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores. These new bookstores provided an additional $0.5 million of revenue in the quarter ended June 30, 2003. Same store sales remained relatively unchanged with increases in revenues from a number of stores being offset primarily by a decrease in revenues in the Company's store serving the University of Maryland. That store realized the benefit of a major intercollegiate championship at that university in the first quarter of fiscal 2003. If the impact of insignia wear sales from that store was excluded, same store sales were up 4.7%. Distance Education Division revenues increased due to continued steady growth in its programs. Other Complementary Services Divisions revenues increased primarily due to several large computer system installations in the quarter ended June 30, 2003. Corresponding to the overall growth in the number of company-owned college bookstores, the Company's intercompany transactions also increased.

     GROSS PROFIT. Gross profit for the quarter ended June 30, 2003 increased $1.0 million, or 4.7%, to $21.8 million from $20.8 million for the quarter ended June 30, 2002. This increase was primarily due to an increase in gross margin percent, along with higher revenues. Gross margin percent was 39.8% for the quarter ended June 30, 2003 as compared to 39.0% for the quarter ended June 30, 2002, driven primarily by improved gross margin percents in the Bookstore Division and the Other Complementary Services Divisions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended June 30, 2003 increased $2.5 million, or 12.4%, to $22.2 million from $19.7 million for the quarter ended June 30, 2002. Selling, general and administrative expenses as a percentage of revenues were 40.5% and 37.0% for the quarters ended June 30, 2003 and 2002, respectively. The increase in expenses is primarily the result of the Company's growth, as previously discussed. The increase in expenses as a percentage of revenues is primarily attributable to expense growth in certain areas, including advertising, salaries, shipping, and rent expense, in a quarter in which revenues are historically low in comparison to other quarters of the fiscal year.

     EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended June 30, 2003 and 2002 and the corresponding change in EBITDA were as follows:

                                                                               Change
                                                                      --------------------------
                                               2003          2002         Amount     Percentage
                                           ------------ ------------- -------------  -----------
    Textbook Division                      $ 4,651,715   $ 5,149,910    $ (498,195)      (9.7)%
    Bookstore Division                      (2,368,516)   (1,699,224)     (669,292)     (39.4)%
    Distance Education Division                551,019       724,653      (173,634)     (24.0)%
    Other Complementary Services Divisions     565,386       185,167       380,219      205.3 %
    Corporate administration                (3,769,552)   (3,277,721)     (491,831)     (15.0)%
                                           ------------ ------------- -------------  -----------
                                           $  (369,948)  $ 1,082,785   $(1,452,733)    (134.2)%
                                           ============ ============= =============  ===========

     The decrease in EBITDA in the Textbook Division was attributable to the small decrease in revenues and a slight increase in selling, general, and administrative expenses. The decrease in Bookstore Division EBITDA was primarily due to the impact of the lower insignia wear sales at the store serving the University of Maryland and to increases in selling, general, and administrative costs, particularly advertising, salaries, and rent expense. The decrease in EBITDA for the Distance Education Division was due to increases in commission expense. The increase in EBITDA in the Other Complementary Services Divisions was primarily due to increased revenues and gross margin percent, particularly in the systems division. The increase in corporate administrative costs is primarily attributable to an increase in salaries and other professional services attributable to the Company's continued growth.

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

     The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash Flows:

                                                      Quarter ended June 30,
                                                        2003          2002
                                                   -------------- -------------

     EBITDA                                         $   (369,948) $  1,082,785

     Adjustments to reconcile EBITDA to net
     cash flows from operating activities:

       Interest income                                     8,758        10,605
       Provision for losses on accounts receivable         7,067         6,370
       Cash paid for interest                           (890,984)     (970,945)
       Cash paid for income taxes                       (402,793)   (3,211,502)
       (Gain) Loss on disposal of assets                   6,239          (165)
       Changes in operating assets and liabilities,
       net of effect of acquistions/disposals (1)    (30,215,179)  (24,584,778)
                                                   -------------- -------------
     Net Cash Flows from Operating Activities       $(31,856,840) $(27,667,630)
                                                   ============== =============

         (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

     INTEREST EXPENSE, NET. Interest expense, net for the quarter ended June 30, 2003 decreased $0.4 million, or 9.3%, to $3.5 million from $3.9 million for the quarter ended June 30, 2002, primarily due to reduced usage under the Revolving Credit Facility.

     (GAIN) LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. (Gain) loss on derivative financial instruments for the quarter ended June 30, 2003 improved $93,312 compared to the quarter ended June 30, 2002 due to the increase in the fair market value of the interest rate swap agreements that expire on July 31, 2003.

     INCOME TAXES. Income tax benefit for the quarter ended June 30, 2003 increased $0.4 million, or 23.8%, to $1.8 million from $1.4 million for the quarter ended June 30, 2002. The Company's effective tax rate for the quarters ended June 30, 2003 and 2002 was 36.7% and 37.8%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's Revolving Credit Facility. At June 30, 2003, the Company's total indebtedness was approximately $144.2 million, consisting of approximately $29.0 million in Term Loans, $110.0 million of the Senior Subordinated Notes, $2.9 million of other indebtedness, including capital lease obligations, and $2.3 million under the Revolving Credit Facility. Additionally, NBC issued Senior Discount Debentures in fiscal 1998 which provided $41.6 million in net proceeds (face value of $76.0 million less original issue discount of $31.0 million and deferred financing costs of $3.4 million).

     Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and NBC's Senior Discount Debentures represent significant liquidity requirements for the Company. Under the terms of the Tranche A and Tranche B Loans, after taking into account optional prepayments and excess cash flow payments and obligations, the Company is scheduled to make principal payments totaling approximately $19.2 million in fiscal 2004, $3.8 million in fiscal 2005, and $7.5 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Tranche A and Tranche B Loan principal balances. There is an excess cash flow payment obligation for fiscal 2003 of approximately $14.7 million that is due and payable in September, 2003 and has been reflected accordingly in the aforementioned scheduled principal payments. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by the Company. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans have been converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual cash interest payments commencing August 15, 2003 at a fixed rate of 10.75% and mature on February 15, 2009.

     The Company's capital expenditures were $0.6 million and $1.0 million for the three months ended June 30, 2003 and 2002, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

     Business acquisition expenditures were $1.3 million and $0.6 million for the three months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003, single bookstore locations were acquired serving Marshall University and Wayne State College, and 3 bookstore locations were acquired serving Michigan State University. For the three months ended June 30, 2002, one bookstore location was acquired serving the University of Northern Colorado. The Company's ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

     During the three months ended June 30, 2003, three bookstores were either closed or the contract managed lease was not renewed. During the three months ended June 30, 2002, one bookstore serving the University of California - Berkeley was closed upon anticipation of the lease expiring in July, 2002 and a more suitable location having been obtained through a March, 2002 acquisition.

     The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used for operating activities for the three months ended June 30, 2003 were $31.9 million, up from $27.7 million for the three months ended June 30, 2002. This increase is primarily attributable to timing of payments on accounts payable.

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

     As of June 30, 2003, the Company could borrow up to $50.0 million under the Revolving Credit Facility. Outstanding indebtedness under the Revolving Credit Facility was $2.3 million at June 30, 2003. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility. The Senior Credit Facility was amended in June, 2003, to permit the merger of TheCampusHub.com, Inc. into the Company on July 1, 2003.

     The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payments, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt financing or capital contributions.

     The following tables present aggregated information as of June 30, 2003 regarding the Company's contractual obligations and commercial commitments:


                                                     Payments Due by Period
                                     -------------------------------------------------------
    Contractual                        Less Than        1-3            4-5         After 5
    Obligations         Total           1 Year         Years          Years         Years
--------------------- -------------- ------------- ------------- -------------- ------------
Long-term debt         $139,520,072   $17,771,293   $11,354,514   $110,077,640   $   316,625
Capital lease
obligations               2,399,091       129,573       413,237        597,825     1,258,456
Borrowings under
line of credit            2,300,000     2,300,000             -              -             -
Operating leases         43,421,000     9,100,000    15,415,000     10,863,000     8,043,000
                      -------------- ------------- ------------- -------------- -------------
  Total                $187,640,163   $29,300,866   $27,182,751   $121,538,465   $ 9,618,081
                      ============== ============= ============= ============== =============


                                            Amount of Commitment Expiration Per Period
                          Total      --------------------------------------------------------
  Other Commercial       Amounts       Less Than        1-3           4-5          Over 5
    Commitments         Committed       1 Year         Years         Years         Years
--------------------- -------------- ------------- ------------- -------------- -------------

Unused line of
credit                 $ 47,700,000   $47,700,000   $         -   $          -   $         -
                      ============== ============= ============= ============== =============

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     In fiscal 2001, the Company entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by NBC's majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by the Company. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon the consummation of an agreement to merge TheCampusHub.com, Inc. into the Company, with the Company as the surviving entity. Each share of TheCampusHub.com, Inc. common stock issued and outstanding at the time of merger was converted into 0.0306945 shares of NBC Acquisition Corp. Class A Common Stock. The management services agreement reimbursed the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Other Complementary Services Divisions revenue resulting from the management services agreement was recognized as the services were performed. For each of the three month periods ended June 30, 2003 and 2002, revenues attributable to the management services agreement totaled $0.1 million and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million. Net amounts due from TheCampusHub.com, Inc. at June 30, 2003 and 2002 totaled $0.1 million and $0.2 million, respectively.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

     In May, 2003 the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This standard improves the accounting for certain financial instruments that issuers previously accounted for as equity, requiring such instruments to be classified as liabilities in certain situations. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003. The Company does not expect its adoption of this standard in the second quarter of fiscal 2004 to have a significant impact on its consolidated financial statements.

     In January, 2003 the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the consolidation requirements attributable to existing entities in the second quarter of fiscal 2004 is not expected to have a significant impact on the Company's consolidated financial statements.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $144.2 million in total indebtedness outstanding at June 30, 2003, $29.0 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company has separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans have been converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of June 30, 2003 was $18.2 million. Such notional amounts are reduced periodically by amounts equal to the originally-scheduled principal payments on the Tranche A and Tranche B Loans.

     Certain quantitative market risk disclosures have changed since March 31, 2003 as a result of market fluctuations, movement in interest rates, and principal payments. The following table presents summarized market risk information as of June 30, 2003 and March 31, 2003, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                                  June 30,      March 31,
                                                                    2003           2003
                                                               -------------  -------------
    Fair Values:
      Fixed rate debt                                          $ 118,065,208  $ 113,676,064
      Variable rate debt (excluding Revolving Credit Facility)    29,036,472     30,447,160
      Interest rate swaps                                           (419,705)      (845,669)

    Overall Weighted-Average Interest Rates:
      Fixed rate debt                                                  8.83%          8.83%
      Variable rate debt (excluding Revolving Credit Facility)         3.84%          4.24%
      Interest rate swaps receive rate                                 1.20%          1.22%

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

                           PART II. OTHER INFORMATION


                           ITEM 5. OTHER INFORMATION.

     The Company is not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but is filing this Quarterly Report on Form 10-Q on a voluntary basis.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           2.1 Agreement and Plan of Merger, dated as of July 1, 2003, by and among TheCampusHub.com, Inc., Nebraska Book Company, Inc., and NBC Acquisition Corp.

          10.1 Fifth Amendment and Waiver, dated as of June 13, 2003, to and under the Credit Agreement, dated as of February 13, 1998, among NBC Acquisition Corp., Nebraska Book Company, Inc., JPMorgan Chase Bank, and certain other financial institutions.

          31.1 Certification of Chief Executive Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          32.2 Certification  of Chief Financial  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2003.


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