Form 10-Q
period 2003-09-30
NEBRASKA BOOK CO
filed 2003-11-12
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

            TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
                          NOVEMBER 10, 2003: 100 SHARES

                            TOTAL NUMBER OF PAGES: 32

                             EXHIBIT INDEX: PAGE 32

                               PART I. FINANCIAL INFORMATION


                                ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                              September 30,     March 31,      September 30,
                                                                   2003            2003            2002
                                                             --------------- --------------- ---------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                 $  68,646,878   $  39,405,382   $  56,317,800
    Receivables                                                  41,285,682      29,085,329      41,802,834
    Inventories                                                  68,689,377      68,315,352      63,479,433
    Deferred income taxes                                         6,096,743       3,861,932       5,227,325
    Prepaid expenses and other assets                               811,974         834,284         768,305
                                                             --------------- --------------- ---------------
           Total current assets                                 185,530,654     141,502,279     167,595,697

PROPERTY AND EQUIPMENT, net of depreciation & amortization       28,117,488      27,666,370      27,671,030

GOODWILL                                                         34,079,919      30,472,823      30,077,527

IDENTIFIABLE INTANGIBLES, net of amortization                       131,547         239,014         349,494

DEBT ISSUE COSTS, net of amortization                             3,494,255       4,142,416       4,790,577

OTHER ASSETS                                                      4,236,988       4,442,780       5,754,216
                                                             --------------- --------------- ---------------
                                                              $ 255,590,851   $ 208,465,682   $ 236,238,541
                                                             =============== =============== ===============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                                          $  54,050,633   $  19,857,301   $  45,892,419
    Accrued employee compensation and benefits                    7,024,036      10,642,713       6,510,570
    Accrued interest                                              1,218,914       1,512,733       1,812,791
    Accrued incentives                                            6,512,308       5,518,883       5,032,200
    Accrued expenses                                              1,087,108       1,077,844       1,180,371
    Income taxes payable                                          7,311,587          89,932      10,239,708
    Deferred revenue                                              1,097,268         538,230       1,044,130
    Current maturities of long-term debt                          2,338,535      19,181,277       5,480,217
    Current  maturities of capital lease obligations                143,884         124,703         104,678
                                                             --------------- --------------- ---------------
           Total current liabilities                             80,784,273      58,543,616      77,297,084

LONG-TERM DEBT, net of current maturities                       122,146,237     121,755,713     138,748,531

CAPITAL LEASE OBLIGATIONS, net of current maturities              2,227,446       2,305,583       2,004,150

OTHER LONG-TERM LIABILITIES                                         309,019         300,823       1,934,483

DUE TO PARENT                                                    13,732,039      12,371,846      10,835,232

COMMITMENTS (Note 3)

STOCKHOLDER'S EQUITY:
    Common stock, voting, authorized 50,000 shares of
      $1.00 par value; issued and outstanding 100 shares                100             100             100
    Additional paid-in capital                                   56,715,888      46,986,333      46,912,165
    Accumulated deficit                                         (20,324,151)    (33,379,701)    (40,856,886)
    Accumulated other comprehensive income (loss)                         -        (418,631)       (636,318)
                                                             --------------- --------------- ---------------
           Total stockholder's equity                            36,391,837      13,188,101       5,419,061
                                                             --------------- --------------- ---------------
                                                              $ 255,590,851   $ 208,465,682   $ 236,238,541
                                                             =============== =============== ===============
See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended             Six Months Ended
                                                           September 30,                 September 30,
                                                       2003           2002            2003           2002
                                                   -------------- -------------- -------------- --------------
REVENUES, net of returns                           $ 172,693,104   $157,721,459  $ 227,454,287  $ 211,062,992

COSTS OF SALES                                       108,142,063     99,782,901    141,116,060    132,322,258
                                                   -------------- -------------- -------------- --------------
         Gross profit                                 64,551,041     57,938,558     86,338,227     78,740,734

OPERATING EXPENSES:
   Selling, general and administrative                27,254,450     24,031,504     49,411,584     43,750,895
   Depreciation                                          810,624        788,794      1,564,918      1,525,146
   Amortization                                          390,144        167,074        549,474        312,462
                                                   -------------- -------------- -------------- --------------
                                                      28,455,218     24,987,372     51,525,976     45,588,503
                                                   -------------- -------------- -------------- --------------
INCOME FROM OPERATIONS                                36,095,823     32,951,186     34,812,251     33,152,231

OTHER EXPENSES (INCOME):
   Interest expense                                    3,297,476      3,698,431      6,805,062      7,565,698
   Interest income                                      (102,963)       (80,941)      (111,721)       (91,546)
   (Gain) Loss on derivative financial instruments       (57,191)        56,898        (57,296)       150,105
                                                   -------------- -------------- -------------- --------------
                                                       3,137,322      3,674,388      6,636,045      7,624,257
                                                   -------------- -------------- -------------- --------------

INCOME BEFORE INCOME TAXES                            32,958,501     29,276,798     28,176,206     25,527,974

INCOME TAX EXPENSE                                    12,788,712     11,414,702     11,035,656      9,998,825
                                                   -------------- -------------- -------------- --------------
NET INCOME                                          $ 20,169,789   $ 17,862,096   $ 17,140,550   $ 15,529,149
                                                   ============== ============== ============== ==============

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------

                                                                                     Accumulated
                                                        Additional                      Other
                                               Common     Paid-in      Accumulated   Comprehensive               Comprehensive
                                                Stock      Capital       Deficit     Income (Loss)    Total          Income
                                              -------- -------------- ------------  -------------- ------------  -------------
BALANCE,  April 1, 2002                         $ 100   $ 46,404,474  $(56,386,035)  $ (604,567)  $(10,586,028)   $          -

    Contributed capital                             -        507,691             -            -        507,691               -

    Net income                                      -              -    15,529,149            -     15,529,149      15,529,149

    Other comprehensive loss, net of taxes:
      Unrealized losses on interest rate swap
      agreements, net of taxes of $13,705           -              -             -      (31,751)       (31,751)        (31,751)

                                              -------- -------------- ------------  ------------  -------------   ------------
BALANCE,  September 30, 2002                    $ 100   $ 46,912,165  $(40,856,886)  $ (636,318)  $  5,419,061    $ 15,497,398
                                              ======== ============== ============  ============  =============   ============

BALANCE,  April 1, 2003                         $ 100   $ 46,986,333  $(33,379,701)  $ (418,631)  $ 13,188,101    $          -

    Contributed capital                             -      9,729,555             -            -      9,729,555               -

    Net income                                      -              -    17,140,550            -     17,140,550      17,140,550

    Dividend declared and paid to
    NBC Acquisition Corp.
    for interest due on Senior
    Discount Debentures                             -              -    (4,085,000)           -     (4,085,000)              -

    Other comprehensive income,
    net of taxes:
      Unrealized gains on interest
      rate swap agreements,
      net of taxes of $256,145                      -              -             -      418,631        418,631         418,631


                                              -------- -------------- ------------  ------------  -------------   ------------
BALANCE,  September 30, 2003                    $ 100   $ 56,715,888  $(20,324,151)  $        -   $ 36,391,837    $ 17,559,181
                                              ======== ============== ============  ============  =============   ============
See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                                      Six Months Ended September 30,
                                                                           2003            2002
                                                                      --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 17,140,550    $ 15,529,149
   Adjustments to reconcile net income to net cash flows
       from operating activities:
       Provision for losses on accounts receivable                            54,235          49,934
       Depreciation                                                        1,564,918       1,525,146
       Amortization                                                        1,197,635         957,673
       Noncash interest (income) expense from
         derivative financial instruments                                     (1,030)         36,426
       Gain on derivative financial instruments                             (169,863)        (27,327)
       (Gain) Loss on disposal of assets                                     264,932          (4,871)
       Deferred income taxes                                               2,580,000      (1,303,000)
       Changes in operating assets and liabilities,
       net of effect of acquisitions/disposals:
          Receivables                                                    (11,221,396)    (12,482,411)
          Inventories                                                      1,353,265       6,620,206
          Recoverable income taxes                                            25,000               -
          Prepaid expenses and other assets                                   55,999        (269,865)
          Other assets                                                      (159,058)       (212,375)
          Accounts payable                                                35,038,167      30,808,342
          Accrued employee compensation and benefits                      (3,702,677)     (2,400,332)
          Accrued interest                                                  (293,819)        265,592
          Accrued incentives                                                 993,425       1,436,572
          Accrued expenses                                                     6,374         119,402
          Income taxes payable                                             7,221,655       6,555,269
          Deferred revenue                                                   559,038         611,340
          Other long-term liabilities                                          8,196          15,088
          Due to parent                                                    1,360,193       1,240,333
                                                                      --------------- ---------------
             Net cash flows from operating activities                     53,875,739      49,070,291

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (1,844,630)     (2,628,130)
   Acquisitions, net of cash acquired                                     (2,161,080)       (645,417)
   Proceeds from sale of property and equipment and other                      7,910          13,740
   Software development costs                                                (48,029)       (162,228)
                                                                      --------------- ---------------
             Net cash flows from investing activities                     (4,045,829)     (3,422,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of financing costs                                                      -         (32,446)
   Principal payments on long-term debt                                  (16,452,218)     (1,184,397)
   Principal payments on capital lease obligations                           (66,936)        (54,473)
   Dividend paid to parent                                                (4,085,000)              -
   Capital contribution                                                       15,740         521,583
                                                                      --------------- ---------------
            Net cash flows from financing activities                     (20,588,414)       (749,733)
                                                                      --------------- ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 29,241,496      44,898,523

CASH AND CASH EQUIVALENTS, Beginning of period                            39,405,382      11,419,277
                                                                      --------------- ---------------

CASH AND CASH EQUIVALENTS, End of period                                $ 68,646,878    $ 56,317,800
                                                                      =============== ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
   Cash paid (refunded) during the period for:
       Interest                                                         $  6,564,317    $  6,795,901
       Income taxes                                                         (126,192)      3,506,223

   Noncash investing and financing activities:
       Acquisition of TheCampusHub.com, Inc.
         through issuance of NBC Acquisition Corp.
         Class A Common Stock                                              9,722,683               -
       Unrealized gains (losses) on interest rate swap
         agreements, net of income taxes                                     418,631         (31,751)
       Deferred taxes resulting from accumulated
         other comprehensive income (loss)                                   256,145          13,705

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)
--------------------------------------------------------------------------------

1. MANAGEMENT REPRESENTATIONS - The consolidated balance sheet of Nebraska Book Company, Inc. (the "Company") and its wholly-owned subsidiary, Specialty Books, Inc., at March 31, 2003 was derived from the Company's audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period consolidated financial statements to conform with current year presentation. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2003 included in the Company's Annual Report on Form 10-K.

2.  INVENTORIES - Inventories are summarized as follows:

                                       September 30,   March 31,   September 30,
                                           2003          2003          2002
         -----------------------------------------------------------------------
         Textbook Division               $18,835,890   $28,908,121  $18,456,100
         Bookstore Division               41,051,629    31,986,260   36,096,891
         Distance Education Division       7,879,767     6,833,989    8,360,220
         Other Complementary Services
         Divisions                           922,091       586,982      566,222
         -----------------------------------------------------------------------
                                         $68,689,377   $68,315,352  $63,479,433
         =======================================================================

3. LONG-TERM DEBT - The Company's indebtedness includes a bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, which was unused at September 30, 2003 and 2002 and March 31, 2003, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at September 30, 2003 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. Additionally, there is a 0.3% commitment fee for the average daily unused amount of the Revolving Credit Facility. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as amended, to be calculated annually based upon year-end results and to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. There was an excess cash flow payment obligation for fiscal 2003 of $14.3 million that was paid on September 29, 2003. The Senior Credit Facility was amended in June, 2003, to permit the acquisition of TheCampusHub.com, Inc. on July 1, 2003 (see Note
    7).

    Additional indebtedness includes $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes") and capital leases.

4. DERIVATIVE FINANCIAL INSTRUMENTS - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133; SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES; and SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE
    INSTRUMENTS AND HEDGING ACTIVITIES. This standard requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. In the past, the Company has utilized derivative financial instruments primarily to manage the risk that changes in interest rates will affect the amount of its future interest payments on the Tranche A and Tranche B Loans and adopted SFAS No. 133 effective April 1, 2001.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and, in the past, by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company had separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans were converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminated on July 31, 2003. Notional amounts under the agreements were reduced periodically by amounts equal to the originally-scheduled principal payments on the Tranche A and Tranche B Loans. General information regarding the Company's exposure to fluctuations in Eurodollar interest rates is presented in the following table:

                                                   September 30,    March 31,     September 30,
                                                       2003            2003           2002
                                                   -------------- --------------- --------------
Total indebtedness outstanding                     $ 126,856,102   $ 143,367,276  $ 146,337,576

Indebtedness subject to Eurodollar fluctuations       14,007,570      30,447,160     33,726,948

Notional amounts under swap agreements                         -      38,100,000     42,287,500

Fixed interest rate indebtedness                     112,848,532     112,920,116    112,610,628

Variable interest rate, including applicable margin:
  Tranche A Loans                                          2.63%           2.76%          3.31%
  Tranche B Loans                                          3.68%           3.76%          4.53%

    The interest rate swap agreements qualified as cash flow hedge instruments as the following criteria were met:

     (1) Formal documentation of the hedging relationship and the Company's risk management objective and strategy for undertaking the hedge occurred at the inception of the agreements.

     (2) The interest rate swap agreements were expected to be highly effective in offsetting the change in the value of the interest payments attributable to the Company's Tranche A and Tranche B Loans.

    The Company estimated the effectiveness of the interest rate swap agreements utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreements was compared to the fair value of hypothetical swap agreements that had the same critical terms as the Tranche A and Tranche B Loans, including notional amounts and repricing dates. To the extent that the agreements were not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreements and any subsequent changes in such fair value were immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreements were considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreements were immediately recognized in earnings as interest expense.

    Under hedge accounting, the interest rate swap agreements were reflected at fair value in the Company's consolidated balance sheets (as "accounts payable" at March 31, 2003 and "other long-term liabilities" at September 30, 2002) and the related gains or losses on these agreements were generally recorded in stockholders' equity, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive income (loss) were reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged were recognized in earnings. The net effect of this accounting on the Company's consolidated results of operations is that interest expense on the Tranche A and Tranche B Loans was generally being recorded based on fixed interest rates until the interest rate swap agreements expired on July 31, 2003. The fair value of the interest rate swap agreements reflected as a liability at March 31, 2003 and September 30, 2002 totaled $0.8 million and $1.6 million, respectively.

    As a result of a $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlated with remaining principal balances due under the Tranche A and Tranche B Loans. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the Tranche A and Tranche B Loans represented the portion of the agreements that no longer qualified for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualified for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the Tranche A and Tranche B Loans. The fair value allocated to the portion of the interest rate swap agreements that no longer qualified for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments and totaled approximately $(0.4) million. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, were also recognized as a gain (loss) on derivative financial instruments in the consolidated statements of operations and totaled $0.1 million for the quarter and six months ended September 30, 2003 and $(0.1) million and $(0.2) million for the quarter and six months ended September 30, 2002, respectively.

    Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the periods then ended:

                                             September 30,   March 31,   September 30,
                                                 2003          2003          2002
                                            -------------- ------------ --------------
Increase (decrease) in fair value of swap
agreements designated as hedges                $ 675,806    $ 582,146      $ (54,469)

Year-to-date interest income (expense)
recorded due to hedge ineffectiveness              1,030                     (36,426)

Quarterly interest expense recorded
due to hedge ineffectiveness                     (14,275)                    (11,846)

    Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest expense from derivative financial instruments", "gain or loss on derivative financial instruments", or as noncash investing and financing activities.

5. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. During the quarter ended June 30, 2003, the Distance Education Division surpassed the quantitative revenue threshold for a reportable segment. The segment information has been reclassified to reflect this change for all periods presented. The Company now has four reportable segments: Textbook Division, Bookstore Division, Distance Education Division, and Other Complementary Services Divisions. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Bookstore Division segment encompasses the operating activities of the Company's 112 college bookstores as of September 30, 2003 located on or adjacent to college campuses. The Distance Education Division provides students with textbooks and materials for use in distance education courses, and is a provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. Such services are provided by Specialty Books, Inc., a wholly-owned subsidiary of the Company. The Other Complementary Services Divisions segment includes college bookstore-related services such as computer hardware and software and a centralized buying service.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, property and equipment, intangibles, and other assets), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters and six months ended September 30, 2003 and 2002, respectively:

                                                                                         Other
                                                                          Distance   Complementary
                                               Textbook     Bookstore     Education    Services
                                               Division      Division     Division     Divisions      Total
                                              ------------ ------------- ------------ ------------ ------------
 Quarter ended September 30, 2003:
    External customer revenues                $47,907,042  $110,270,265  $10,702,716  $3,813,081  $172,693,104
    Intersegment revenues                       7,989,478       353,247            -     540,509     8,883,234
    Depreciation and amortization expense         213,684       516,343       21,739     405,742     1,157,508
    Earnings before interest, taxes,
      depreciation and amortization (EBITDA)   18,481,067    18,135,558      552,431     643,150    37,812,206

  Quarter ended September 30, 2002:
    External customer revenues                $48,423,703  $ 98,517,600  $ 8,997,020  $1,783,136  $157,721,459
    Intersegment revenues                       8,078,670       239,296            -     264,358     8,582,324
    Depreciation and amortization expense         119,900       632,469       11,811     141,028       905,208
    Earnings (loss) before interest, taxes,
      depreciation and amortization (EBITDA)   18,434,308    15,598,245      495,430     (74,278)   34,453,705

  Six months ended September 30, 2003:
    External customer revenues                $67,589,160  $132,270,953  $21,019,319  $6,574,855  $227,454,287
    Intersegment revenues                      13,336,510       605,815            -     908,280    14,850,605
    Depreciation and amortization expense         424,946     1,021,998       42,523     544,298     2,033,765
    Earnings before interest, taxes,
      depreciation and amortization (EBITDA)   23,132,782    15,767,042    1,103,450   1,208,536    41,211,810

  Six months ended September 30, 2002:
    External customer revenues                $68,794,884  $120,110,586  $18,469,244  $3,688,278  $211,062,992
    Intersegment revenues                      13,068,779       400,180            -     488,327    13,957,286
    Depreciation and amortization expense         234,467     1,169,825       76,032     259,704     1,740,028
    Earnings before interest, taxes,
      depreciation and amortization (EBITDA)   23,584,218    13,899,021    1,220,083     110,889    38,814,211


    The following table reconciles segment information presented above with information as presented in the consolidated financial statements for the quarters and six months ended September 30, 2003 and 2002, respectively:

                                                Quarter Ended September 30,  Six Months Ended September 30,
                                                    2003          2002            2003           2002
                                                ------------- -------------- -------------- --------------
   Revenues:
     Total for reportable segments              $181,576,338   $166,303,783   $242,304,892   $225,020,278
     Elimination of intersegment revenues         (8,883,234)    (8,582,324)   (14,850,605)   (13,957,286)
                                                ------------- -------------- -------------- --------------
       Consolidated total                       $172,693,104   $157,721,459   $227,454,287   $211,062,992
                                                ============= ============== ============== ==============

   Depreciation and Amortization Expense:
     Total for reportable segments              $  1,157,508   $    905,208   $  2,033,765   $  1,740,028
     Corporate administration                         43,260         50,660         80,627         97,580
                                                ------------- -------------- -------------- --------------
       Consolidated total                       $  1,200,768   $    955,868   $  2,114,392   $  1,837,608
                                                ============= ============== ============== ==============

   Income Before Income Taxes:
     Total EBITDA for reportable segments       $ 37,812,206   $ 34,453,705   $ 41,211,810   $ 38,814,211
     Corporate administrative costs                 (515,615)      (546,651)    (4,285,167)    (3,824,372)
                                                ------------- -------------- -------------- --------------
                                                  37,296,591     33,907,054     36,926,643     34,989,839
     Depreciation and amortization                (1,200,768)      (955,868)    (2,114,392)    (1,837,608)
                                                ------------- -------------- -------------- --------------
       Consolidated income from operations        36,095,823     32,951,186     34,812,251     33,152,231
     Interest and other expenses, net             (3,137,322)    (3,674,388)    (6,636,045)    (7,624,257)
                                                ------------- -------------- -------------- --------------
       Consolidated income before income taxes  $ 32,958,501   $ 29,276,798   $ 28,176,206   $ 25,527,974
                                                ============= ============== ============== ==============

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash
    Flows:

                                                           Quarter ended September 30,   Six Months ended September 30,
                                                              2003            2002           2003            2002
                                                         --------------- --------------- -------------- ---------------

       EBITDA                                             $ 37,296,591    $ 33,907,054   $ 36,926,643     $34,989,839

       Adjustments to reconcile EBITDA to
       net cash flows from operating activities:

          Interest income                                      102,963          80,941        111,721          91,546
          Provision for losses on accounts receivable           47,168          43,564         54,235          49,934
          Cash paid for interest                            (5,673,333)     (5,824,956)    (6,564,317)     (6,795,901)
          Cash (paid) received  for income taxes               528,985        (294,721)       126,192      (3,506,223)
          (Gain) Loss on disposal of assets                    258,693          (4,706)       264,932          (4,871)
          Changes in operating assets and liabilities,
          net of effect of acquisitions/disposals (1)       53,171,512      48,830,745     22,956,333      24,245,967
                                                         --------------- --------------- -------------- ---------------
       Net Cash Flows from Operating Activities           $ 85,732,579    $ 76,737,921   $ 53,875,739     $49,070,291
                                                         =============== =============== ============== ===============
       Net Cash Flows from Investing Activities           $ (2,084,914)   $ (1,684,811)  $ (4,045,829)    $(3,422,035)
                                                         =============== =============== ============== ===============
       Net Cash Flows from Financing Activities           $(21,456,041)   $(24,297,971)  $(20,588,414)    $  (749,733)
                                                         =============== =============== ============== ===============

        (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, include the changes in the balances of receivables, inventories, prepaid expenses and other assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    The following table presents the total carrying amount of goodwill, by reportable segment, as of September 30, 2003, March 31, 2003, and September 30, 2002, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from NBC Acquisition Corp.'s ("NBC") acquisition of the Company on September 1, 1995. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                       September 30,   March 31,   September 30,
                                           2003           2003         2002
                                       ------------- ------------ -------------

Bookstore Division                      $13,704,969  $13,702,249   $13,306,953
Other Complementary Services Divisions    3,604,376            -             -
                                       ------------- ------------ -------------
  Total for reportable segments          17,309,345   13,702,249    13,306,953
Corporate administration                 16,770,574   16,770,574    16,770,574
                                       ------------- ------------ -------------
  Total goodwill                        $34,079,919  $30,472,823   $30,077,527
                                       ============= ============ =============

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

    In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO.
    123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:


                                                    Quarter Ended September 30, Six Months Ended September 30,
                                                         2003         2002           2003           2002
                                                    ------------- ------------  -------------- ---------------

Net income, as reported                              $ 20,169,789 $ 17,862,096  $ 17,140,550   $ 15,529,149
Less: Stock-based compensation determined under
fair value based method, net of related income tax
effects                                                   (37,563)     (23,095)      (48,890)       (46,191)
                                                     ------------ ------------ -------------- --------------
Pro forma net income                                 $ 20,132,226 $ 17,839,001  $ 17,091,660   $ 15,482,958
                                                     ============ ============ ============== ==============

    Effective July 1, 2003, NBC established two new stock-based compensation plans - the NBC Acquisition Corp. 2003 Performance Stock Option Plan (the "Performance Plan") and the NBC Acquisition Corp. 2003 Stock Option Plan (the "Option Plan"). These plans provide for the granting of options to purchase 43,000 shares and 28,000 shares, respectively, of NBC's Class A Common Stock to selected employees, officers, employee directors, and members of senior management of NBC and its affiliates. All options granted are intended to be nonqualified stock options, although the plans also provide for incentive stock options. The Performance Plan provides for the granting of up to 25% of the total number of shares of stock available under such plan upon the attainment of established targets in fiscal years 2003 through 2006. The Option Plan provides for the granting of options at the discretion of a committee designated by NBC's Board of Directors. Generally, twenty-five percent of the options granted became exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Options granted under the Performance Plan are to be granted at an exercise price of not less than fair market value on the date the options are granted. Incentive stock options granted under the Option Plan are to be granted at an exercise price of not less than fair market value on the date the options are granted, while nonqualified options may be granted at less than fair market value. Options expire ten years from the date of grant. Effective August 1, 2003, options to purchase 10,750 shares were granted under the Performance Plan. At September 30, 2003, there were 32,250 options and 28,000 options available for grant under the Performance Plan and the Option Plan, respectively.

7. RELATED PARTY TRANSACTIONS - On July 1, 2003, the Company acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. TheCampusHub.com, Inc. is no longer separately incorporated and is instead accounted for as a division within the Company's Other Complementary Services Divisions segment. Each share of TheCampusHub.com common stock issued and outstanding was converted into shares of Class A Common Stock of NBC, resulting in the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock. TheCampusHub.com, Inc. provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by the Company and had 1,300,099 shares of issued and outstanding common stock at the time of acquisition, of which 650,000 shares were owned by NBC's majority shareholder, 650,000 shares were owned by an unrelated third party, and 99 shares were owned by three of the Company's employees. This business combination was accounted for by the Company in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.6 million was assigned to non-deductible goodwill.

    The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company to pay dividends, except that, among other things, the Company may pay dividends to NBC on or after August 15, 2003 in an amount not to exceed the amount of interest required to be paid on NBC's Senior Discount Debentures. In accordance with such covenants, the Company declared and paid a $4.1 million dividend to NBC for interest due and payable on the Senior Discount Debentures on August 15, 2003.

8. CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Effective July 1, 2002, the Company's distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. This business is also now considered a separate segment for reporting purposes (see Note 5). In connection with its incorporation, Specialty Books, Inc. has unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of the Company's obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes. Specialty Books, Inc. is also a party to the Guarantee and Collateral Agreement related to the Senior Credit Facility. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (Nebraska Book Company, Inc.), subsidiary guarantor (Specialty Books, Inc.), consolidating eliminations, and consolidated totals. Activity in the distance learning division prior to incorporation on July 1, 2002 has been separately "carved out" and presented in the subsidiary guarantor column.

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2003
---------------------------------------------------------------------------------------------------------

                                                Nebraska      Specialty
                                                  Book          Books,                      Consolidated
                                              Company, Inc.      Inc.       Eliminations       Totals
                                              -------------  ------------   -------------   -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $ 68,598,373   $    48,505    $          -    $ 68,646,878
  Receivables                                   48,029,630     2,029,351      (8,773,299)     41,285,682
  Inventories                                   60,809,610     7,879,767               -      68,689,377
  Deferred income taxes                          6,096,743             -               -       6,096,743
  Prepaid expenses and other assets                793,640        18,334               -         811,974
                                              -------------  ------------   -------------   -------------
    Total current assets                       184,327,996     9,975,957      (8,773,299)    185,530,654

PROPERTY AND EQUIPMENT, net                     27,579,051       538,437               -      28,117,488

GOODWILL                                        34,079,919             -               -      34,079,919

OTHER ASSETS                                     9,425,100        17,077      (1,579,387)      7,862,790
                                              -------------  ------------   -------------   -------------
                                              $255,412,066   $10,531,471    $(10,352,686)   $255,590,851
                                              =============  ============   =============   =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $ 54,050,633   $ 8,773,299    $ (8,773,299)   $ 54,050,633
  Accrued employee compensation and benefits     6,889,786       134,250               -       7,024,036
  Accrued interest                               1,218,914             -               -       1,218,914
  Accrued incentives                             6,512,308             -               -       6,512,308
  Accrued expenses                               1,042,573        44,535               -       1,087,108
  Income taxes payable                           7,311,587             -               -       7,311,587
  Deferred revenue                               1,097,268             -               -       1,097,268
  Current maturities of long-term debt           2,338,535             -               -       2,338,535
  Current maturities of capital
    lease obligations                              143,884             -               -         143,884
                                              -------------  ------------   -------------   -------------
    Total current liabilities                   80,605,488     8,952,084      (8,773,299)     80,784,273

LONG-TERM DEBT, net of current maturities      122,146,237             -               -     122,146,237

CAPITAL LEASE OBLIGATIONS,
net of current maturities                        2,227,446             -               -       2,227,446

OTHER LONG-TERM LIABILITIES                        309,019             -               -         309,019

DUE TO PARENT                                   13,732,039             -               -      13,732,039

COMMITMENTS

STOCKHOLDER'S EQUITY                            36,391,837     1,579,387      (1,579,387)     36,391,837
                                              -------------  ------------   -------------   -------------
                                              $255,412,066   $10,531,471    $(10,352,686)   $255,590,851
                                              =============  ============   =============   =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2003
-----------------------------------------------------------------------------------------------------------------

                                                     Nebraska        Specialty
                                                       Book            Books,                       Consolidated
                                                   Company, Inc.        Inc.        Eliminations       Totals
                                                   -------------    -------------   -------------   -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $ 39,269,385      $   135,997    $          -    $ 39,405,382
  Receivables                                        35,523,170        1,234,423      (7,672,264)     29,085,329
  Inventories                                        61,481,363        6,833,989               -      68,315,352
  Deferred income taxes                               3,861,932                -               -       3,861,932
  Prepaid expenses and other assets                     803,306           30,978               -         834,284
                                                   -------------     ------------   -------------   -------------
    Total current assets                            140,939,156        8,235,387      (7,672,264)    141,502,279

PROPERTY AND EQUIPMENT, net                          27,113,167          553,203               -      27,666,370

GOODWILL                                             30,472,823                -               -      30,472,823

OTHER ASSETS                                          9,749,964           17,077        (942,831)      8,824,210
                                                   -------------     ------------   -------------   -------------
                                                   $208,275,110      $ 8,805,667    $ (8,615,095)   $208,465,682
                                                   =============     ============   =============   =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 19,857,301      $ 7,672,264    $ (7,672,264)   $ 19,857,301
  Accrued employee compensation and benefits         10,470,043          172,670               -      10,642,713
  Accrued interest                                    1,512,733                -               -       1,512,733
  Accrued incentives                                  5,518,883                -               -       5,518,883
  Accrued expenses                                    1,059,942           17,902               -       1,077,844
  Income taxes payable                                   89,932                -               -          89,932
  Deferred revenue                                      538,230                -               -         538,230
  Current maturities of long-term debt               19,181,277                -               -      19,181,277
  Current maturities of capital lease obligations       124,703                -               -         124,703
                                                   -------------     ------------   -------------   -------------
    Total current liabilities                        58,353,044        7,862,836      (7,672,264)     58,543,616

LONG-TERM DEBT, net of current maturities           121,755,713                -               -     121,755,713

CAPITAL LEASE OBLIGATIONS,
net of current maturities                             2,305,583                -               -       2,305,583

OTHER LONG-TERM LIABILITIES                             300,823                -               -         300,823

DUE TO PARENT                                        12,371,846                -               -      12,371,846

COMMITMENTS

STOCKHOLDER'S EQUITY                                 13,188,101          942,831        (942,831)     13,188,101
                                                   -------------     ------------   -------------   -------------
                                                   $208,275,110      $ 8,805,667    $ (8,615,095)   $208,465,682
                                                   =============     ============   =============   =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2002
---------------------------------------------------------------------------------------------------------------------

                                                     Nebraska         Specialty
                                                       Book             Books,                          Consolidated
                                                   Company, Inc.         Inc.         Eliminations         Totals
                                                   --------------   --------------   --------------    --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $  56,134,982     $    182,818    $           -     $  56,317,800
  Receivables                                         50,184,342        1,575,153       (9,956,661)       41,802,834
  Inventories                                         55,119,213        8,360,220                -        63,479,433
  Deferred income taxes                                5,227,325                -                -         5,227,325
  Prepaid expenses and other assets                      767,689              616                -           768,305
                                                   --------------   --------------   --------------    --------------
    Total current assets                             167,433,551       10,118,807       (9,956,661)      167,595,697

PROPERTY AND EQUIPMENT, net                           27,098,678          572,352                -        27,671,030

GOODWILL                                              30,077,527                -                -        30,077,527

OTHER ASSETS                                          11,468,921           17,077         (591,711)       10,894,287
                                                   --------------   --------------   --------------    --------------
                                                   $ 236,078,677     $ 10,708,236    $ (10,548,372)    $ 236,238,541
                                                   ==============   ==============   ==============    ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $  45,892,419     $  9,956,661    $  (9,956,661)    $  45,892,419
  Accrued employee compensation and benefits           6,393,142          117,428                -         6,510,570
  Accrued interest                                     1,812,791                -                -         1,812,791
  Accrued incentives                                   5,032,200                -                -         5,032,200
  Accrued expenses                                     1,137,935           42,436                -         1,180,371
  Income taxes payable                                10,239,708                -                -        10,239,708
  Deferred revenue                                     1,044,130                -                -         1,044,130
  Current maturities of long-term debt                 5,480,217                -                -         5,480,217
  Current maturities of capital lease obligations        104,678                -                -           104,678
                                                   --------------   --------------   --------------    --------------
    Total current liabilities                         77,137,220       10,116,525       (9,956,661)       77,297,084

LONG-TERM DEBT, net of current maturities            138,748,531                -                -       138,748,531

CAPITAL LEASE OBLIGATIONS,
net of current maturities                              2,004,150                -                -         2,004,150

OTHER LONG-TERM LIABILITIES                            1,934,483                -                -         1,934,483

DUE TO PARENT                                         10,835,232                -                -        10,835,232

COMMITMENTS

STOCKHOLDER'S EQUITY                                   5,419,061          591,711         (591,711)        5,419,061
                                                   --------------   --------------   --------------    --------------
                                                   $ 236,078,677     $ 10,708,236    $ (10,548,372)    $ 236,238,541
                                                   ==============   ==============   ==============    ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------------------------------------

                                                  Nebraska       Specialty
                                                    Book           Books,                       Consolidated
                                                 Company, Inc.       Inc.        Eliminations       Totals
                                                --------------  -------------   -------------   --------------
REVENUES, net of returns                         $162,007,625   $ 10,702,716     $   (17,237)   $ 172,693,104

COSTS OF SALES                                    100,792,628      7,372,672         (23,237)     108,142,063
                                                --------------  -------------   -------------   --------------
  Gross profit                                     61,214,997      3,330,044           6,000       64,551,041

OPERATING EXPENSES (INCOME):
  Selling, general and administrative              24,470,837      2,777,613           6,000       27,254,450
  Depreciation                                        788,885         21,739               -          810,624
  Amortization                                        390,144              -               -          390,144
  Equity in earnings of subsidiary                   (318,415)             -         318,415                -
                                                --------------  -------------   -------------   --------------
                                                   25,331,451      2,799,352         324,415       28,455,218
                                                --------------  -------------   -------------   --------------

INCOME FROM OPERATIONS                             35,883,546        530,692        (318,415)      36,095,823

OTHER EXPENSES (INCOME):
  Interest expense                                  3,297,476              -               -        3,297,476
  Interest income                                    (102,963)             -               -         (102,963)
  Gain on derivative financial instruments            (57,191)             -               -          (57,191)
                                                 --------------  -------------   -------------   --------------
                                                    3,137,322              -               -        3,137,322
                                                --------------  -------------   -------------   --------------

INCOME BEFORE INCOME TAXES                         32,746,224        530,692        (318,415)      32,958,501

INCOME TAX EXPENSE                                 12,576,435        212,277               -       12,788,712
                                                --------------  -------------   -------------   --------------
NET INCOME                                       $ 20,169,789   $    318,415     $  (318,415)   $  20,169,789
                                                ==============  =============   =============   ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2002
-------------------------------------------------------------------------------------------------------------

                                               Nebraska         Specialty
                                                 Book             Books,                        Consolidated
                                              Company, Inc.        Inc.        Eliminations       Totals
                                             --------------  ---------------   -------------   --------------
REVENUES, net of returns                      $148,746,430      $ 8,997,020     $   (21,991)    $157,721,459

COSTS OF SALES                                  93,644,244        6,166,931         (28,274)      99,782,901
                                             --------------   --------------   -------------   --------------
Gross profit                                    55,102,186        2,830,089           6,283       57,938,558

OPERATING EXPENSES (INCOME):
  Selling, general and administrative           21,690,562        2,334,659           6,283       24,031,504
  Depreciation                                     776,983           11,811               -          788,794
  Amortization                                     167,074                -               -          167,074
  Equity in earnings of subsidiary                (290,171)               -         290,171                -
                                             --------------   --------------   -------------   --------------
                                                22,344,448        2,346,470         296,454       24,987,372
                                             --------------   --------------   -------------   --------------

INCOME FROM OPERATIONS                          32,757,738          483,619        (290,171)      32,951,186

OTHER EXPENSES (INCOME):
  Interest expense                               3,698,431                -               -        3,698,431
  Interest income                                  (80,941)               -               -          (80,941)
  Loss on derivative financial instruments          56,898                -               -           56,898
                                             --------------   --------------   -------------   --------------
                                                 3,674,388                -               -        3,674,388
                                             --------------   --------------   -------------   --------------

INCOME BEFORE INCOME TAXES                      29,083,350          483,619        (290,171)      29,276,798

INCOME TAX EXPENSE                              11,221,254          193,448               -       11,414,702
                                             --------------   --------------   -------------   --------------
NET INCOME                                    $ 17,862,096      $   290,171     $  (290,171)    $ 17,862,096
                                             ==============   ==============   =============   ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------------------------------------------------------------------------

                                               Nebraska      Specialty
                                                 Book          Books,                      Consolidated
                                             Company, Inc.      Inc.       Eliminations       Totals
                                             -------------  ------------   ------------   -------------
REVENUES, net of returns                     $206,499,542   $ 21,019,319   $   (64,574)   $227,454,287

COSTS OF SALES                                126,784,334     14,404,260       (72,534)    141,116,060
                                             -------------  -------------  ------------   -------------
  Gross profit                                 79,715,208      6,615,059         7,960      86,338,227

OPERATING EXPENSES (INCOME):
  Selling, general and administrative          43,892,015      5,511,609         7,960      49,411,584
  Depreciation                                  1,522,395         42,523             -       1,564,918
  Amortization                                    549,474              -             -         549,474
  Equity in earnings of subsidiary               (636,556)             -       636,556               -
                                             -------------  -------------  ------------   -------------
                                               45,327,328      5,554,132       644,516      51,525,976
                                             -------------  -------------  ------------   -------------

INCOME FROM OPERATIONS                         34,387,880      1,060,927      (636,556)     34,812,251

OTHER EXPENSES (INCOME):
  Interest expense                              6,805,062              -             -       6,805,062
  Interest income                                (111,721)             -             -        (111,721)
  Gain on derivative financial instruments        (57,296)             -             -         (57,296)
                                             -------------  -------------  ------------   -------------
                                                6,636,045              -             -       6,636,045
                                             -------------  -------------  ------------   -------------

INCOME BEFORE INCOME TAXES                     27,751,835      1,060,927      (636,556)     28,176,206

INCOME TAX EXPENSE                             10,611,285        424,371             -      11,035,656
                                             -------------  -------------  ------------   -------------
NET INCOME                                   $ 17,140,550   $    636,556   $  (636,556)   $ 17,140,550
                                             =============  =============  ============   =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
-----------------------------------------------------------------------------------------------------------

                                                Nebraska        Specialty
                                                  Book            Books,                      Consolidated
                                               Company, Inc.       Inc.        Eliminations      Totals
                                              --------------  --------------   ------------   -------------

REVENUES, net of returns                       $192,644,422    $ 18,469,244     $  (50,674)   $211,062,992

COSTS OF SALES                                  119,798,931      12,585,558        (62,231)    132,322,258
                                              --------------   -------------   ------------   -------------

  Gross profit                                   72,845,491       5,883,686         11,557      78,740,734

OPERATING EXPENSES (INCOME):
  Selling, general and administrative            39,075,735       4,663,603         11,557      43,750,895
  Depreciation                                    1,449,114          76,032              -       1,525,146
  Amortization                                      312,462               -              -         312,462
  Equity in earnings of subsidiary                 (686,430)              -        686,430               -
                                              --------------   -------------   ------------   -------------
                                                 40,150,881       4,739,635        697,987      45,588,503
                                              --------------   -------------   ------------   -------------

INCOME FROM OPERATIONS                           32,694,610       1,144,051       (686,430)     33,152,231

OTHER EXPENSES (INCOME):
  Interest expense                                7,565,698               -              -       7,565,698
  Interest income                                   (91,546)              -              -         (91,546)
  Loss on derivative financial instruments          150,105               -              -         150,105
                                              --------------   -------------   ------------   -------------
                                                  7,624,257               -              -       7,624,257
                                              --------------   -------------   ------------   -------------

INCOME BEFORE INCOME TAXES                       25,070,353       1,144,051       (686,430)     25,527,974

INCOME TAX EXPENSE                                9,541,204         457,621              -       9,998,825
                                              --------------   -------------   ------------   -------------
NET INCOME                                     $ 15,529,149    $    686,430     $ (686,430)   $ 15,529,149
                                              ==============   =============   ============   =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
------------------------------------------------------------------------------------------------------------------

                                                           Nebraska      Specialty
                                                             Book          Books,                    Consolidated
                                                         Company, Inc.      Inc.       Eliminations     Totals
                                                         -------------  -------------  ------------ ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                     $ 53,935,474    $  (59,735)     $       -   $ 53,875,739

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (1,816,873)      (27,757)             -     (1,844,630)
  Acquisitions, net of cash acquired                       (2,161,080)            -              -     (2,161,080)
  Proceeds from sale of property and equipment and other        7,910             -              -          7,910
  Software development costs                                  (48,029)            -              -        (48,029)
                                                         -------------  ------------   ------------  -------------
      Net cash flows from investing activities             (4,018,072)      (27,757)             -     (4,045,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                    (16,452,218)            -              -    (16,452,218)
  Principal payments on capital lease obligations             (66,936)            -              -        (66,936)
  Dividend paid to parent                                  (4,085,000)            -              -     (4,085,000)
  Capital contributions                                        15,740             -              -         15,740
                                                         -------------  ------------   ------------  -------------
      Net cash flows from financing activities            (20,588,414)            -              -    (20,588,414)
                                                         -------------  ------------   ------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       29,328,988       (87,492)             -     29,241,496

CASH AND CASH EQUIVALENTS, Beginning of period             39,269,385       135,997              -     39,405,382
                                                         -------------  ------------   ------------  -------------
CASH AND CASH EQUIVALENTS, End of period                 $ 68,598,373    $   48,505      $       -   $ 68,646,878
                                                         =============  ============   ============  =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
------------------------------------------------------------------------------------------------------------------------

                                                               Nebraska       Specialty
                                                                 Book           Books,                      Consolidated
                                                             Company, Inc.       Inc.         Eliminations     Totals
                                                             -------------- --------------   ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES                         $ 48,800,261      $  270,030     $        -   $ 49,070,291

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          (2,504,790)       (123,340)             -     (2,628,130)
  Acquisitions, net of cash acquired                             (645,417)              -              -       (645,417)
  Proceeds from sale of property and equipment and other           13,740               -              -         13,740
  Software development costs                                     (162,228)              -              -       (162,228)
                                                             -------------  --------------  -------------  -------------
      Net cash flows from investing activities                 (3,298,695)       (123,340)             -     (3,422,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                                      (32,446)              -              -        (32,446)
  Principal payments on long-term debt                         (1,184,397)              -              -     (1,184,397)
  Principal payments on capital lease obligations                 (54,473)              -              -        (54,473)
  Capital contributions                                           521,583               -              -        521,583
                                                             -------------  --------------  -------------  -------------
      Net cash flows from financing activities                   (749,733)              -              -       (749,733)
                                                             -------------  --------------  -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      44,751,833         146,690              -     44,898,523

CASH AND CASH EQUIVALENTS, Beginning of period                 11,383,149          36,128              -     11,419,277
                                                             -------------  --------------  -------------  -------------
CASH AND CASH EQUIVALENTS, End of period                     $ 56,134,982      $  182,818     $        -   $ 56,317,800
                                                             =============  ==============  =============  =============

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2002.

    REVENUES. Revenues for the quarters ended September 30, 2003 and 2002 and the corresponding change in revenues were as follows:

                                                                              Change
                                                                     ------------------------
                                             2003           2002        Amount    Percentage
                                         ------------- ------------- ------------ ----------
Textbook Division                        $ 55,896,520  $ 56,502,373  $  (605,853)    (1.1)%
Bookstore Division                        110,623,512    98,756,896   11,866,616     12.0 %
Distance Education Division                10,702,716     8,997,020    1,705,696     19.0 %
Other Complementary Services Divisions      4,353,590     2,047,494    2,306,096    112.6 %
Intercompany eliminations                  (8,883,234)   (8,582,324)    (300,910)     3.5 %
                                         ------------- ------------- ------------ ----------
                                         $172,693,104  $157,721,459  $14,971,645      9.5 %
                                         ============= ============= ============ ==========

    The decrease in Textbook Division revenues was due primarily to a decrease in the number of units sold. The Company believes that unit sales are down for the quarter primarily due to a slowdown in units purchased in the last two main used textbook buyback periods (December of 2002 and May of 2003). The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores and increases in same store sales. The new bookstores provided an additional $6.2 million of revenue in the quarter ended September 30, 2003. Same store sales also contributed to the increase in revenues, up 7.3% from the quarter ended September 30, 2002. Distance Education Division revenues increased due to continued steady growth in its programs. Other Complementary Services Divisions revenues increased primarily due to increased installation and training activity in the systems divisions and the Company's acquisition of TheCampusHub.com, Inc. in July, 2003. Corresponding to the overall growth in the number of company-owned college bookstores, the Company's intercompany transactions also increased.

    GROSS PROFIT. Gross profit for the quarter ended September 30, 2003 increased $6.7 million, or 11.4%, to $64.6 million from $57.9 million for the quarter ended September 30, 2002. This increase was primarily due to an increase in gross margin percent, along with higher revenues. Gross margin percent was 37.4% for the quarter ended September 30, 2003 as compared to 36.7% for the quarter ended September 30, 2002, driven primarily by improved gross margin percents in the Textbook and Bookstore Divisions.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2003 increased $3.3 million, or 13.4%, to $27.3 million from $24.0 million for the quarter ended September 30, 2002. Selling, general and administrative expenses as a percentage of revenues were 15.8% and 15.2% for the quarters ended September 30, 2003 and 2002, respectively. The increase in expenses is primarily the result of the Company's growth, as previously discussed. The increase in expenses as a percentage of revenues is primarily attributable to expense growth outpacing revenue growth in certain areas, including advertising, shipping, and rent expense.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended September 30, 2003 and 2002 and the corresponding change in EBITDA were as follows:

                                                                             Change
                                                                     -----------------------
                                              2003           2002       Amount    Percentage
                                         ------------- ------------- ------------ ----------
Textbook Division                        $18,481,067   $18,434,308    $   46,759      0.3 %
Bookstore Division                        18,135,558    15,598,245     2,537,313     16.3 %
Distance Education Division                  552,431       495,430        57,001     11.5 %
Other Complementary Services Divisions       643,150       (74,278)      717,428    965.9 %
Corporate administration                    (515,615)     (546,651)       31,036      5.7 %
                                         ------------- ------------- ------------- ----------
                                         $37,296,591   $33,907,054    $3,389,537     10.0 %
                                         ============= ============= ============= ==========

    The increase in EBITDA in the Textbook Division, despite a small decrease in revenues, was primarily attributable to the aforementioned increase in gross margin percent. The increase in Bookstore Division EBITDA was primarily due to increased revenues and gross margin percent, offset in part by a slight increase in selling, general and administrative expenses as a percentage of revenues. The increase in EBITDA for the Distance Education Division was due to the aforementioned increase in revenues and partially offset by a slight decline in gross margin percent. The increase in EBITDA in the Other Complementary Services Divisions was primarily due to increased revenues and controlled growth of selling, general, and administrative expenses.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities:

                                                    Quarter ended September 30,
                                                        2003          2002
                                                    ------------- -------------

     EBITDA                                         $ 37,296,591  $ 33,907,054

     Adjustments to reconcile EBITDA to net cash flows from operating activities:

       Interest income                                   102,963        80,941
       Provision for losses on accounts receivable        47,168        43,564
       Cash paid for interest                         (5,673,333)   (5,824,956)
       Cash paid (received) for income taxes             528,985      (294,721)
       (Gain) Loss on disposal of assets                 258,693        (4,706)
       Changes in operating assets and liabilities,
       net of effect of acquisitions/disposals (1)    53,171,512    48,830,745
                                                    ------------- -------------
     Net Cash Flows from Operating Activities       $ 85,732,579  $ 76,737,921
                                                    ============= =============
     Net Cash Flows from Investing Activities       $ (2,084,914) $ (1,684,811)
                                                    ============= =============
     Net Cash Flows from Financing Activities       $(21,456,041) $(24,297,971)
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

    AMORTIZATION EXPENSE. Amortization expense for the quarter ended September 30, 2003 increased $0.2 million to $0.4 million from $0.2 million for the quarter ended September 30, 2002, primarily due to amortization of capitalized software development costs acquired in the acquisition of TheCampusHub.com, Inc. in July, 2003.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended September 30, 2003 decreased $0.4 million, or 11.7%, to $3.2 million from $3.6 million for the quarter ended September 30, 2002, primarily due to reduced usage under the Revolving Credit Facility.

     (GAIN) LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. (Gain) loss on derivative financial instruments for the quarter ended September 30, 2003 improved $0.1 million compared to the quarter ended September 30, 2002 due to the increase in the fair market value of the interest rate swap agreements that expired on July 31, 2003.

    INCOME TAXES. Income tax expense for the quarter ended September 30, 2003 increased $1.4 million, or 12.0%, to $12.8 million from $11.4 million for the quarter ended September 30, 2002. The Company's effective tax rate for the quarters ended September 30, 2003 and 2002 was 38.8% and 39.0%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2002.

    REVENUES. Revenues for the six months ended September 30, 2003 and 2002 and the corresponding change in revenues were as follows:

                                                                          Change
                                                                  -----------------------
                                          2003           2002        Amount    Percentage
                                      ------------- ------------- ------------ ----------
Textbook Division                     $ 80,925,670  $ 81,863,663  $  (937,993)    (1.1)%
Bookstore Division                     132,876,768   120,510,766   12,366,002     10.3 %
Distance Education Division             21,019,319    18,469,244    2,550,075     13.8 %
Other Complementary Services Divisions   7,483,135     4,176,605    3,306,530     79.2 %
Intercompany eliminations              (14,850,605)  (13,957,286)    (893,319)     6.4 %
                                      ------------- ------------- ------------ ----------
                                      $227,454,287  $211,062,992  $16,391,295      7.8 %
                                      ============= ============= ============ ==========


    The decrease in Textbook Division revenues was due primarily to a decrease in the number of units sold. The Company believes that unit sales are down for the year primarily due to a slowdown in units purchased in the last two main used textbook buyback periods (December of 2002 and May of 2003). The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores and increases in same store sales. The new bookstores provided an additional $6.7 million of revenue in the six months ended September 30, 2003. This increase was offset, in part, by a $1.3 million decrease in revenues attributable to stores closed since April 1, 2002. Same store sales increased 5.9%, or $7.0 million. Distance Education Division revenues increased due to continued steady growth in its programs. Other Complementary Services Divisions revenues increased primarily due to increased installation and training activity in the systems divisions and the Company's acquisition of TheCampusHub.com, Inc. in July, 2003. Corresponding to the overall growth in the number of company-owned college bookstores, the Company's intercompany transactions also increased.

    GROSS PROFIT. Gross profit for the six months ended September 30, 2003 increased $7.6 million, or 9.6%, to $86.3 million from $78.7 million for the six months ended September 30, 2002. This increase was primarily due to an increase in gross margin percent, along with higher revenues. Gross margin percent was 38.0% for the six months ended September 30, 2003 as compared to 37.3% for the six months ended September 30, 2002, driven primarily by improved gross margin percents in the Bookstore and Other Complementary Services Divisions.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2003 increased $5.6 million, or 12.9%, to $49.4 million from $43.8 million for the six months ended September 30, 2002. Selling, general and administrative expenses as a percentage of revenues were 21.7% and 20.7% for the six months ended September 30, 2003 and 2002, respectively. The increase in selling, general and administrative expenses is primarily attributable to the Company's continued growth which prompted increases in certain expenses, including personnel costs, shipping costs, and rent.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the six months ended September 30, 2003 and 2002 and the corresponding change in EBITDA were as follows:

                                                                            Change
                                                                    ------------------------
                                             2003           2002       Amount     Percentage
                                        ------------- ------------- ------------- ----------
Textbook Division                        $23,132,782   $23,584,218    $ (451,436)    (1.9)%
Bookstore Division                        15,767,042    13,899,021     1,868,021     13.4 %
Distance Education Division                1,103,450     1,220,083      (116,633)    (9.6)%
Other Complementary Services Divisions     1,208,536       110,889     1,097,647    989.9 %
Corporate administration                  (4,285,167)   (3,824,372)     (460,795)   (12.0)%
                                        ------------- ------------- ------------- ----------
                                         $36,926,643   $34,989,839    $1,936,804      5.5 %
                                        ============= ============= ============= ==========

    This increase is primarily attributable to the aforementioned increases in Bookstore and Other Complementary Services Divisions revenues and gross margin percents. Textbook Division EBITDA decreased $0.5 million primarily as a result of decreased revenues. The decrease in EBITDA for the Distance Education Division was due to a slightly lower gross margin percent and increases in shipping and commission expenses. The increase in corporate administrative costs is primarily attributable to the Company's continued growth.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                Six Months ended September 30,
                                                    2003           2002
                                               --------------- --------------

EBITDA                                          $  36,926,643   $ 34,989,839

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Interest income                                     111,721         91,546
  Provision for losses on accounts receivable          54,235         49,934
  Cash paid for interest                           (6,564,317)    (6,795,901)
  Cash paid (received) for income taxes               126,192     (3,506,223)
  (Gain) Loss on disposal of assets                   264,932         (4,871)
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)      22,956,333     24,245,967
                                               --------------- --------------
Net Cash Flows from Operating Activities        $  53,875,739   $ 49,070,291
                                               =============== ==============

Net Cash Flows from Investing Activities        $  (4,045,829)  $ (3,422,035)
                                               =============== ==============

Net Cash Flows from Financing Activities        $ (20,588,414)  $   (749,733)
                                               =============== ==============

        (1)  Changes  in  operating  assets  and  liabilities,  net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    AMORTIZATION EXPENSE. Amortization expense for the six months ended September 30, 2003 increased $0.2 million, or 75.9% to $0.5 million from $0.3 million for the quarter ended September 30, 2002, primarily due to amortization of capitalized software development costs acquired in the acquisition of TheCampusHub.com, Inc. in July, 2003.

    INTEREST EXPENSE, NET. Interest expense, net for the six months ended September 30, 2003 decreased $0.8 million, or 10.4%, to $6.7 million from $7.5 million for the six months ended September 30, 2002, primarily due to reduced usage under the Revolving Credit Facility.

        (GAIN) LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. (Gain) loss on derivative financial instruments for the six months ended September 30, 2003 improved $0.2 million compared to the six months ended September 30, 2002 due to the increase in the fair market value of the interest rate swap agreements that expired on July 31, 2003.

    INCOME TAXES. Income tax expense for the six months ended September 30, 2003 increased $1.0 million, or 10.4%, to $11.0 million from $10.0 million for the six months ended September 30, 2002. The Company's effective tax rate for both the six months ended September 30, 2003 and 2002 was 39.2%. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flows and funds borrowed under the Company's Revolving Credit Facility. At September 30, 2003, the Company's total indebtedness was $126.9 million, consisting of $14.0 million in Term Loans, $110.0 million of the Senior Subordinated Notes, and $2.9 million of other indebtedness, including capital lease obligations. Additionally, NBC issued Senior Discount Debentures in fiscal 1998 which provided $41.6 million in net proceeds (face value of $76.0 million less original issue discount of $31.0 million and deferred financing costs of $3.4 million).

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and NBC's Senior Discount Debentures represent significant liquidity requirements for the Company. Under the terms of the Tranche A and Tranche B Loans, after taking into account optional prepayments and excess cash flow payments and obligations, the Company is scheduled to make principal payments totaling $19.2 million in fiscal 2004, $3.8 million in fiscal 2005, and $7.5 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Tranche A and Tranche B Loan principal balances. Included in the aforementioned fiscal 2004 principal payments was an excess cash flow payment obligation for fiscal 2003 of $14.3 million that was paid on September 29, 2003. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by the Company. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February
15, 2008. The Senior Discount Debentures require semi-annual cash interest payments at a fixed rate of 10.75% and mature on February 15, 2009.

     On October 7, 2003, the Company and NBC filed Current Reports on Form 8-K announcing that they were soliciting consents to amend certain of the covenants and other provisions of the indentures governing the Senior Subordinated Notes and Senior Discount Debentures. The amendments would allow, among other things,
(i) for the entry into either an amendment and restatement of the Senior Credit Facility or a new secured credit facility, for the refinancing or repayment of the Senior Credit Facility, and (ii) for the payment of a dividend by the Company to NBC to be used by NBC to purchase or redeem a defined number of shares of NBC Acquisition Corp. Class A Common Stock and stock options underlying NBC Acquisition Corp. Class A Common Stock. The Company and NBC did not receive the requisite consents of holders of the Senior Subordinated Notes and Senior Discount Debentures and therefore will not amend the provisions of the indentures underlying such debt.

     On November 10, 2003, NBC announced that it is making an offer (the "Offer") to purchase a portion of its Class A Common Stock and certain options to purchase its Class A Common Stock for an aggregate purchase price of $32.5 million. In order to finance the Offer and the fees and expenses related thereto, the Company expects to pay a dividend to NBC in an amount not to exceed $34.5 million. In order to finance the dividend payment, the related transactions and the fees and expenses relating thereto, the Company expects to refinance and/or repay its indebtedness under the Senior Credit Facility and enter into a new credit facility and/or amend and restate the Senior Credit Facility (the "New Credit Facility"), providing for loans or other extensions of credit in an aggregate principal amount of up to $125.0 million. The New Credit Facility will consist of a $75.0 million term loan and a $50.0 million revolving credit facility.

    The Company's capital expenditures were $1.8 million and $2.6 million for the six months ended September 30, 2003 and 2002, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

    Business acquisition expenditures were $2.2 million and $0.6 million for the six months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003, single bookstore locations were acquired serving Western International University, Mesa Community College, Marshall University, and Wayne State College; and 3 bookstore locations were acquired serving Michigan State University. For the six months ended September 30, 2002, one bookstore location was acquired serving the University of Northern Colorado. The Company's ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the six months ended September 30, 2003, four bookstores were either closed or the contract managed lease was not renewed. During the six months ended September 30, 2002, one bookstore serving the University of California - Berkeley was closed upon anticipation of the lease expiring in July, 2002 and a more suitable location having been obtained through a March, 2002 acquisition.

    On July 1, 2003, the Company acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. TheCampusHub.com, Inc. is no longer separately incorporated and is instead accounted for as a division within the Company's Other Complementary Services Divisions segment. TheCampusHub.com, Inc. provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by the Company. This transaction, with a net purchase price of $10.0 million, was financed primarily through the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock.

    The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows provided from operating activities for the six months ended September 30, 2003 were $53.9 million, up from $49.1 million for the six months ended September 30, 2002. This increase is primarily attributable to increased net income and timing of certain cash receipts and payments.

    Access to the Company's principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The Senior Credit Facility restricts the Company's ability to make loans or advances and pay dividends, except that, among other things, the Company may pay dividends to NBC (i) on or after August 15, 2003 in an amount not to exceed the amount of interest required to be paid on the Senior Discount Debentures and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by NBC. The indenture governing the Senior Discount Debentures (the "Indenture") restricts the ability of NBC and its Restricted Subsidiaries (as defined in the Indenture) to pay dividends or make other Restricted Payments (as defined in the Indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the Indenture shall have occurred and be continuing, (ii) NBC shall be permitted by the Indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, NBC's consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect the Company's ability to meet its cash obligations for the foreseeable future. In accordance with such covenants, the Company declared and paid a $4.1 million dividend to NBC for interest due and payable on the Senior Discount Debentures on August 15, 2003.

    As of September 30, 2003, the Company could borrow up to $50.0 million under the Revolving Credit Facility, which was unused at September 30, 2003. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility. The Senior Credit Facility was amended in June, 2003, to permit the acquisition of TheCampusHub.com, Inc. on July 1, 2003.

    The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payments, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt financing or capital contributions.

    The following tables present aggregated information as of September 30, 2003 regarding the Company's contractual obligations and commercial commitments:


                                                               Payments Due by Period
                                              -------------------------------------------------------
            Contractual                         Less Than        1-3            4-5         After 5
            Obligations             Total         1 Year        Years          Years         Years
------------------------------ -------------- ------------- ------------- -------------- ------------
Long-term debt                  $124,484,772   $ 2,338,535   $11,760,789  $110,079,746   $   305,702
Capital lease obligations          2,371,330       143,884       438,147       615,469     1,173,830
Operating leases                  44,389,000     9,018,000    15,868,000    10,675,000     8,828,000
                               -------------- ------------- ------------- ------------- -------------
Total                           $171,245,102   $11,500,419   $28,066,936  $121,370,215   $10,307,532
                               ============== ============= ============= ============= =============


                                                      Amount of Commitment Expiration Per Period
                                    Total     -------------------------------------------------------
     Other Commercial              Amounts      Less Than        1-3           4-5         Over 5
      Commitments                 Committed       1 Year        Years         Years         Years
------------------------------ -------------- ------------- ------------- ------------- -------------
Unused line of credit           $ 50,000,000   $50,000,000   $         -   $         -   $         -
                               ============== ============= ============= ============= =============


TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     In fiscal 2001, the Company entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by NBC's majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by the Company. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon the Company's acquisition of all of the outstanding shares of common stock of TheCampusHub.com, Inc. This business combination was accounted for by the Company in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.6 million was assigned to non-deductible goodwill. The management services agreement reimbursed the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Other Complementary Services Divisions revenue resulting from the management services agreement was recognized as the services were performed. Revenues attributable to the management services agreement and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million and $0.1 million, respectively, for the six months ended September 30, 2003 and $0.1 million and $0.3 million, respectively, for the six months ended September 30, 2002. Net amounts due from TheCampusHub.com, Inc. at September 30, 2002 totaled $0.1 million.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $126.9 million in total indebtedness outstanding at September 30, 2003, $14.0 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and, in the past, by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company had separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and Tranche B Loans were converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminated on July 31, 2003.

    Certain quantitative market risk disclosures have changed since March 31, 2003 as a result of market fluctuations, movement in interest rates, termination of the interest rate swap agreements, and principal payments. The following table presents summarized market risk information as of September 30, 2003 and March 31, 2003, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                             September 30,    March 31,
                                                                 2003           2003
                                                            -------------- --------------
Fair Values:
  Fixed rate debt                                           $ 116,326,844  $ 113,676,064
  Variable rate debt (excluding Revolving Credit Facility)     14,007,570     30,447,160
  Interest rate swaps                                                   -       (845,669)

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                   8.83%          8.83%
  Variable rate debt (excluding Revolving Credit Facility)          4.02%          4.24%
  Interest rate swaps receive rate                                      -          1.22%

                        ITEM 4. CONTROLS AND PROCEDURES.

    Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                3.2     First Restated Bylaws of Nebraska Book Company, Inc.

                10.1 NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted July 1, 2003.

                10.2 NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1, 2003.

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

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2003.


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