Form 10-Q
period 2003-12-31
NEBRASKA BOOK CO
filed 2004-02-12
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

              TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS
                        OF FEBRUARY 12, 2004: 100 SHARES

                            TOTAL NUMBER OF PAGES: 36

                             EXHIBIT INDEX: PAGE 36

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                                          December 31,       March 31,      December 31,
                                                              2003             2003            2002
                                                         ---------------  --------------- ---------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                            $  15,423,613    $  39,405,382   $  10,959,573
     Receivables                                             58,657,326       29,085,329      56,410,263
     Inventories                                             90,095,729       68,315,352      85,991,855
     Recoverable income taxes                                 3,578,415                -       1,720,531
     Deferred income taxes                                    5,429,743        3,861,932       4,416,325
     Prepaid expenses and other assets                          632,471          834,284         572,097
                                                         ---------------  --------------- ---------------
            Total current assets                            173,817,297      141,502,279     160,070,644

PROPERTY AND EQUIPMENT,
net of depreciation & amortization                           28,344,685       27,666,370      27,408,799

GOODWILL                                                     34,079,919       30,472,823      30,077,527

IDENTIFIABLE INTANGIBLES, net of amortization                   101,077          239,014         279,051

DEBT ISSUE COSTS, net of amortization                         6,467,913        4,142,416       4,466,496

OTHER ASSETS                                                  3,644,716        4,442,780       5,031,855
                                                         ---------------  --------------- ---------------
                                                          $ 246,455,607    $ 208,465,682   $ 227,334,372
                                                         ===============  =============== ===============
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                     $  25,769,228    $  19,857,301   $  22,656,852
     Accrued employee compensation and benefits               7,364,052       10,642,713       6,950,991
     Accrued interest                                         3,694,265        1,512,733       3,954,670
     Accrued incentives                                       6,528,926        5,518,883       4,921,400
     Accrued expenses                                           885,367        1,077,844         850,571
     Income taxes payable                                             -           89,932               -
     Deferred revenue                                           886,349          538,230         735,250
     Current maturities of long-term debt                       778,119       19,181,277       5,610,893
     Current  maturities of capital lease obligations           154,507          124,703         101,846
     Revolving credit facility                                        -                -      25,900,000
                                                         ---------------  --------------- ---------------
            Total current liabilities                        46,060,813       58,543,616      71,682,473

LONG-TERM DEBT, net of current maturities                   184,692,511      121,755,713     136,644,077

CAPITAL LEASE OBLIGATIONS, net of current maturities          2,184,125        2,305,583       1,979,327

OTHER LONG-TERM LIABILITIES                                     313,130          300,823       1,540,068

DUE TO PARENT                                                14,715,520       12,371,846      11,683,537

COMMITMENTS (Note 4)

STOCKHOLDER'S EQUITY (DEFICIT):
     Common stock, voting, authorized 50,000 shares
        of $1.00 par value; issued and
        outstanding 100 shares                                      100              100             100
     Additional paid-in capital                              56,919,950       46,986,333      46,919,386
     Accumulated deficit                                    (58,430,542)     (33,379,701)    (42,665,909)
     Accumulated other comprehensive income (loss)                    -         (418,631)       (448,687)
                                                         ---------------  --------------- ---------------
            Total stockholder's equity (deficit)             (1,510,492)      13,188,101       3,804,890
                                                         ---------------  --------------- ---------------
                                                          $ 246,455,607    $ 208,465,682   $ 227,334,372
                                                         ===============  =============== ===============

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                               Three Months Ended             Nine Months Ended
                                                   December 31,                  December 31,
                                                2003            2002           2003           2002
                                           -------------- --------------- -------------- --------------
REVENUES, net of returns                    $ 56,783,112    $ 52,898,934  $ 284,237,399   $263,961,926

COSTS OF SALES                                34,060,843      30,726,518    175,176,903    163,048,776
                                           -------------- --------------- -------------- --------------
         Gross profit                         22,722,269      22,172,416    109,060,496    100,913,150

OPERATING EXPENSES:
   Selling, general and administrative        23,568,218      20,787,744     72,979,802     64,538,639
   Depreciation                                  824,136         689,326      2,389,054      2,214,472
   Amortization                                  373,599         174,999        923,073        487,461
   Stock-based compensation                      186,057               -        186,057              -
                                           -------------- --------------- -------------- --------------
                                              24,952,010      21,652,069     76,477,986     67,240,572
                                           -------------- --------------- -------------- --------------

INCOME (LOSS) FROM OPERATIONS                 (2,229,741)        520,347     32,582,510     33,672,578

OTHER EXPENSES (INCOME):
   Interest expense                            3,678,825       3,521,183     10,483,887     11,086,881
   Interest income                               (81,651)       (106,543)      (193,372)      (198,089)
   (Gain) loss on derivative
   financial instruments                               -           2,768        (57,296)       152,873
                                           -------------- --------------- -------------- --------------
                                               3,597,174       3,417,408     10,233,219     11,041,665
                                           -------------- --------------- -------------- --------------

INCOME (LOSS) BEFORE INCOME TAXES             (5,826,915)     (2,897,061)    22,349,291     22,630,913

INCOME TAX EXPENSE (BENEFIT)                  (2,220,524)     (1,088,038)     8,815,132      8,910,787
                                           -------------- --------------- -------------- --------------
NET INCOME (LOSS)                           $ (3,606,391)   $ (1,809,023)  $ 13,534,159   $ 13,720,126
                                           ============== =============== ============== ==============


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                    Additional                       Other
                                          Common     Paid-in       Accumulated   Comprehensive                 Comprehensive
                                          Stock      Capital        Deficit     Income (Loss)      Total          Income
                                         --------  -------------  ------------- -------------- -------------   -------------
BALANCE,   April 1, 2002                   $ 100   $ 46,404,474   $(56,386,035)  $ (604,567)    $(10,586,028)   $         -

     Contributed capital                       -        514,912              -            -          514,912              -

     Net income                                -              -     13,720,126            -       13,720,126     13,720,126

     Other comprehensive income,
     net of taxes:
       Unrealized gains on
       interest rate swap agreements,
       net of taxes of $128,510                -              -              -      155,880          155,880        155,880

                                         --------  -------------  -------------  -----------    -------------   ------------
BALANCE,   December 31, 2002               $ 100   $ 46,919,386   $(42,665,909)  $ (448,687)    $  3,804,890    $13,876,006
                                         ========  =============  =============  ===========    =============   ============

BALANCE,   April 1, 2003                   $ 100   $ 46,986,333   $(33,379,701)  $ (418,631)    $ 13,188,101    $         -

     Contributed capital                       -      9,933,617              -            -        9,933,617              -

     Net income                                -              -     13,534,159            -       13,534,159     13,534,159

     Dividends declared                        -              -    (38,585,000)           -      (38,585,000)             -

     Other comprehensive income,
     net of taxes:
       Unrealized gains on interest
       rate swap agreements,
       net of taxes of $256,145                -              -              -      418,631          418,631        418,631

                                         --------  -------------  -------------  -----------    -------------   ------------
BALANCE,   December 31, 2003               $ 100   $ 56,919,950   $(58,430,542)  $        -     $ (1,510,492)   $13,952,790
                                         ========  =============  =============  ===========    =============   ============


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------------------

                                                              Nine Months Ended December 31,
                                                                  2003            2002
                                                             --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $ 13,534,159    $ 13,720,126
     Adjustments to reconcile net income to net cash flows
        from operating activities:
        Provision for losses on receivables                          34,429         125,789
        Depreciation                                              2,389,054       2,214,472
        Amortization                                              2,376,907       1,456,753
        Noncash interest (income) expense from
        derivative financial instruments                             (1,030)         18,439
        Gain on derivative financial instruments                   (169,863)       (109,287)
        (Gain) loss on disposal of assets                           266,861          (2,466)
        Deferred income taxes                                     3,532,000          52,000
        Changes in operating assets and liabilities,
        net of effect of acquisitions/disposals:
           Receivables                                          (28,577,261)    (27,158,474)
           Inventories                                          (19,858,680)    (15,739,616)
           Recoverable income taxes                              (3,553,415)     (1,720,531)
           Prepaid expenses and other assets                        235,502         (73,657)
           Other assets                                            (108,928)       (191,428)
           Accounts payable                                       5,075,762       7,572,775
           Accrued employee compensation and benefits            (3,362,661)     (1,959,911)
           Accrued interest                                       2,181,532       2,407,471
           Accrued incentives                                     1,010,043       1,325,772
           Accrued expenses                                        (195,367)       (210,398)
           Income taxes payable                                     (89,932)     (3,684,439)
           Deferred revenue                                         348,119         302,460
           Other long-term liabilities                               12,307          23,056
           Due to parent                                          2,343,674       2,088,638
                                                             --------------- ---------------
              Net cash flows from operating activities          (22,576,788)    (19,542,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                         (2,898,756)     (3,020,852)
     Acquisitions, net of cash acquired                          (2,355,487)       (851,947)
     Proceeds from sale of property and
     equipment and other                                              8,774          15,192
     Software development costs                                    (134,016)       (208,475)
                                                             --------------- ---------------
              Net cash flows from investing activities           (5,379,485)     (4,066,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                    75,000,000               -
     Payment of financing costs                                  (3,779,331)        (32,446)
     Principal payments on long-term debt                       (30,466,360)     (3,158,175)
     Principal payments on capital lease obligations                (99,634)        (82,128)
     Net increase in revolving credit facility                            -      25,900,000
     Dividends paid to parent                                   (36,904,000)              -
     Capital contributions                                          223,829         521,583
                                                             --------------- ---------------
              Net cash flows from financing activities            3,974,504      23,148,834
                                                             --------------- ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (23,981,769)       (459,704)

CASH AND CASH EQUIVALENTS, Beginning of period                   39,405,382      11,419,277
                                                             --------------- ---------------
CASH AND CASH EQUIVALENTS, End of period                       $ 15,423,613    $ 10,959,573
                                                             =============== ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
     Cash paid during the period for:
        Interest                                               $  6,962,118    $  7,953,839
        Income taxes                                              6,607,805      12,175,119

     Noncash investing and financing activities:
        Acquisition of TheCampusHub.com, Inc.
        through issuance of NBC Acquisition Corp.
        Class A Common Stock                                   $  9,722,683    $          -
        Dividend declared but unpaid                              1,681,000               -
        Unrealized gains on interest rate
        swap agreements, net of income taxes                        418,631         155,880
        Deferred taxes resulting from
        accumulated other comprehensive income (loss)               256,145         128,510


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)
--------------------------------------------------------------------------------


1. MANAGEMENT REPRESENTATIONS - The consolidated balance sheet of Nebraska Book Company, Inc. (the "Company") and its wholly-owned subsidiary, Specialty Books, Inc., at March 31, 2003 was derived from the Company's audited consolidated balance sheet as of that date. The Company is a wholly-owned subsidiary of NBC Acquisition Corp. (NBC). All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period consolidated financial statements to conform with current year presentation. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2003 included in the Company's Annual Report on Form 10-K.

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

                                                              Quarter Ended             Nine Months Ended
                                                                December 31,               December 31,
                                                           2003          2002           2003         2002
                                                       ------------- ------------- ------------- -------------

Net income (loss), as reported                         $ (3,606,391) $ (1,809,023) $ 13,534,159  $ 13,720,126

Add:  Stock-based compensation included in reported
net income, net of related income tax effects               111,634             -       111,634             -
Less: Stock-based compensation determined under
fair value based method, net of related income tax
effects                                                     (24,445)      (23,096)      (73,335)      (69,287)
                                                       ------------- ------------- ------------- -------------
Pro forma net income (loss)                            $ (3,519,202) $ (1,832,119) $ 13,572,458  $ 13,650,839
                                                       ============= ============= ============= =============

      In conjunction with the debt refinancing on December 10, 2003 discussed in
      Note 4, NBC purchased 116,795 shares of its Class A Common Stock and 838 options outstanding to purchase shares of its Class A Common Stock. The cost of the treasury shares was $32.7 million and stock-based compensation expense resulting from the purchase of the options was $0.2 million. The Company funded the purchase of the treasury shares and options by NBC through a $34.5 million dividend, of which $1.7 million remained in accounts payable at December 31, 2003.

      Effective July 1, 2003, NBC established two new stock-based compensation plans - the NBC Acquisition Corp. 2003 Performance Stock Option Plan (the "Performance Plan") and the NBC Acquisition Corp. 2003 Stock Option Plan (the "Option Plan"). These plans provide for the granting of options to purchase 43,000 shares and 28,000 shares, respectively, of NBC's Class A Common Stock to selected employees, officers, employee directors, and members of senior management of NBC and its affiliates. All options granted are intended to be nonqualified stock options, although the plans also provide for incentive stock options. The Performance Plan provides for the granting of up to 25% of the total number of shares of stock available under such plan upon the attainment of established targets in fiscal years 2003 through 2006. The Option Plan provides for the granting of options at the discretion of a committee designated by NBC's Board of Directors. Generally, twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Options granted under the Performance Plan are to be granted at an exercise price of not less than fair market value on the date the options are granted. Incentive stock options granted under the Option Plan are to be granted at an exercise price of not less than fair market value on the date the options are granted, while nonqualified options may be granted at less than fair market value. Options expire ten years from the date of grant. Effective August 1, 2003, options to purchase 10,750 shares were granted under the Performance Plan. At December 31, 2003, there were 32,250 options and 28,000 options available for grant under the Performance Plan and the Option Plan, respectively.

3.    INVENTORIES - Inventories are summarized as follows:

                                             December 31,     March 31,    December 31,
                                                 2003           2003           2002
      ---------------------------------------------------------------------------------
      Textbook Division                       $19,317,249    $28,908,121   $19,456,994
      Bookstore Division                       63,727,565     31,986,260    57,597,217
      Distance Education Division               6,058,647      6,833,989     8,406,903
      Other Complementary Services Divisions      992,268        586,982       530,741
      ---------------------------------------------------------------------------------
                                              $90,095,729    $68,315,352   $85,991,855
      =================================================================================

4. LONG-TERM DEBT - The Company's indebtedness includes $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes"), capital leases, and a bank-administered senior credit facility provided through a syndicate of lenders, which was amended and restated on December 10, 2003 (as amended and restated, the "Senior Credit Facility") to finance NBC's purchase of 116,795 shares of its Class A Common Stock and 838 options outstanding to purchase shares of its Class A Common Stock and to refinance the remaining indebtedness under the existing credit facility. The Senior Credit Facility is comprised of a $75.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Term Loan matures on the earlier of December 31, 2010 or the early maturity date (the "Early Maturity Date"), as defined in the amended and restated credit agreement (as amended and restated, the "Credit Agreement"). In the event that the Senior Subordinated Notes or the Senior Discount Debentures are not refinanced or extended prior to June 30, 2007 to a date not earlier than May 31, 2011, the Early Maturity Date is triggered and is defined as June 30, 2007; provided that, if the Senior Subordinated Notes and Senior Discount Debentures have been refinanced or extended prior to June 30, 2007 to a date earlier than May 31, 2011, the Early Maturity Date shall be the date which is six months prior to the maturity of the refinanced Senior Subordinated Notes and Senior Discount Debentures. The Revolving Credit Facility was unused except at December 31, 2002, outstanding indebtedness under which totaled $25.9 million, and expires on the earlier of December 31, 2008 or the Early Maturity Date, as defined in the Credit Agreement. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at December 31, 2003 was $50.0 million.

      The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The Senior Credit Facility requires excess cash flows, as defined in the Credit Agreement, to be calculated annually based upon year-end results and to be applied initially towards prepayment of the Term Loan and then utilized to permanently reduce commitments under the Revolving Credit Facility. There was an excess cash flow payment obligation for fiscal 2003 of $14.3 million which was paid on September 29, 2003.

      Aggregate maturities of long-term debt, excluding capital leases, for the next five years, were as follows at December 31, 2003:

             2004           $    778,119
             2005                781,294
             2006                784,830
             2007             72,788,765
             2008            110,043,145


5.    DERIVATIVE  FINANCIAL  INSTRUMENTS  - The Financial  Accounting  Standards
      Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE
      INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133; SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES; and SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. In the past, the Company has utilized derivative financial instruments primarily to manage the risk that changes in interest rates will affect the amount of its future interest payments on its variable rate debt and adopted SFAS No. 133 effective April 1, 2001.

      The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and, in the past, by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company had separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate term debt was converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the then-existing credit agreement). Such agreements expired on July 31, 2003. Notional amounts under the agreements were reduced periodically by amounts equal to the originally-scheduled principal payments on the term debt. General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                                             December 31,     March 31,       December 31,
                                                                 2003           2003              2002
                                                           --------------- ---------------  ---------------
      Total indebtedness outstanding                        $ 187,809,262   $ 143,367,276    $ 170,236,143

      Term debt subject to Eurodollar fluctuations             75,000,000      30,447,160       31,759,075

      Revolving credit facility subject
      to Prime rate fluctuations                                        -               -       25,900,000

      Notional amounts under swap agreements                            -      38,100,000       39,800,000

      Fixed interest rate indebtedness                        112,809,262     112,920,116      112,577,068

      Variable interest rate, including applicable margin:
        Term Debt - Term Loan                                        3.88%              -                -
        Term Debt - Tranche A Loans                                     -            2.76%            2.91%
        Term Debt - Tranche B Loans                                     -            3.76%            3.91%
        Revolving Credit Facility                                       -               -             4.75%

      The interest rate swap agreements qualified as cash flow hedge instruments as the following criteria were met:

      (1) Formal documentation of the hedging relationship and the Company's risk management objective and strategy for undertaking the hedge occurred at the inception of the agreements.

      (2) The interest rate swap agreements were expected to be highly effective in offsetting the change in the value of the interest payments attributable to the Company's term debt.

      The Company estimated the effectiveness of the interest rate swap agreements utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreements was compared to the fair value of hypothetical swap agreements that had the same critical terms as the term debt, including notional amounts and repricing dates. To the extent that the agreements were not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreements and any subsequent changes in such fair value were immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreements were considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreements were immediately recognized in earnings as interest expense.

      Under hedge accounting, the interest rate swap agreements were reflected at fair value in the Company's consolidated balance sheets (as "accounts payable" at March 31, 2003 and "other long-term liabilities" at December 31, 2002) and the related gains or losses on these agreements were generally recorded in stockholders' equity, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive income (loss) were reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged were recognized in earnings. The net effect of this accounting on the Company's consolidated results of operations was that interest expense on the term debt was generally being recorded based on fixed interest rates until the interest rate swap agreements expired on July 31, 2003. The fair value of the interest rate swap agreements reflected as a liability at March 31, 2003 and December 31, 2002 totaled $0.8 million and $1.2 million, respectively.

      As a result of a $10.0 million optional prepayment of term debt on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlated with remaining principal balances due under the term debt. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the term debt represented the portion of the agreements that no longer qualified for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualified for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the term debt The fair value allocated to the portion of the interest rate swap agreements that no longer qualified for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments and totaled approximately $(0.4) million. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, were also recognized as a gain (loss) on derivative financial instruments in the consolidated statements of operations and totaled $0.1 million for the nine months ended December 31, 2003 and $(2,768) and $(0.2) million for the quarter and nine months ended December 31, 2002, respectively.

      Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the periods then ended:


                                                   December 31,    March 31,   December 31,
                                                       2003          2003          2002
                                                  -------------- ------------  -------------
      Increase in fair value of swap agreements
      designated as hedges                          $ 675,806    $ 582,146       $ 265,953

      Year-to-date interest income (expense)
      recorded due to hedge ineffectiveness             1,030                      (18,439)

      Quarterly interest income recorded due
      to hedge ineffectiveness                              -                       17,987


      Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest expense from derivative financial instruments", "gain or loss on derivative financial instruments", or as noncash investing and financing activities.

6. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. During the quarter ended June 30, 2003, the Distance Education Division surpassed the quantitative revenue threshold for a reportable segment. The segment information has been reclassified to reflect this change for all periods presented. The Company now has four reportable segments: Textbook Division, Bookstore Division, Distance Education Division, and Other Complementary Services Divisions. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Bookstore Division segment encompasses the operating activities of the Company's 113 college bookstores as of December 31, 2003 located on or adjacent to college campuses. The Distance Education Division provides students with textbooks and materials for use in distance education courses, and is a provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. Such services are provided by Specialty Books, Inc., a wholly-owned subsidiary of the Company. The Other Complementary Services Divisions segment includes CampusHub (formerly TheCampusHub.com, Inc.) and other college bookstore-related services, such as computer hardware and software and a centralized buying service. CampusHub provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by the Company.

      The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, property and equipment, intangibles, and other assets), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters and nine months ended December 31, 2003 and 2002, respectively:

                                                                                             Other
                                                                           Distance       Complementary
                                            Textbook      Bookstore       Education         Services
                                            Division       Division        Division         Divisions         Total
                                          ------------- --------------- ---------------  ---------------- --------------
Quarter ended December 31, 2003:
  External customer revenues               $25,373,656   $  19,284,401     $10,012,872      $ 2,112,183   $  56,783,112
  Intersegment revenues                      5,304,144         349,997               -          642,926       6,297,067
  Depreciation and amortization expense        213,673         491,418          20,632          436,515       1,162,238
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)   5,206,119      (1,574,643)        175,023           77,707       3,884,206

Quarter ended December 31, 2002:
  External customer revenues               $26,006,081   $  17,093,574     $ 8,235,520      $ 1,563,759   $  52,898,934
  Intersegment revenues                      5,066,193         371,609               -          192,927       5,630,729
  Depreciation and amortization expense        203,946         460,377          20,670          136,135         821,128
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)   5,784,535        (642,162)        370,232           (4,269)      5,508,336

Nine months ended December 31, 2003:
  External customer revenues               $92,962,816   $ 151,555,354     $31,032,191      $ 8,687,038   $ 284,237,399
  Intersegment revenues                     18,640,654         955,812               -        1,551,206      21,147,672
  Depreciation and amortization expense        638,619       1,513,416          63,155          980,813       3,196,003
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)  28,338,901      14,192,399       1,278,473        1,286,243      45,096,016

Nine months ended December 31, 2002:
  External customer revenues               $94,800,965   $ 137,204,160     $26,704,764      $ 5,252,037   $ 263,961,926
  Intersegment revenues                     18,134,972         771,789               -          681,254      19,588,015
  Depreciation and amortization expense        438,413       1,630,202          96,702          395,839       2,561,156
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)  29,368,753      13,256,859       1,590,315          106,620      44,322,547

      The following table reconciles segment information presented above with information as presented in the consolidated financial statements for the quarters and nine months ended December 31, 2003 and 2002, respectively:


                                                  Quarter Ended December 31,   Nine Months Ended December 31,
                                                      2003          2002            2003            2002
                                                 ------------- --------------  --------------  --------------
Revenues:
  Total for reportable segments                   $63,080,179    $58,529,663    $305,385,071    $283,549,941
  Elimination of intersegment revenues             (6,297,067)    (5,630,729)    (21,147,672)    (19,588,015)
                                                 ------------- --------------  --------------  --------------
     Consolidated total                           $56,783,112    $52,898,934    $284,237,399    $263,961,926
                                                 ============= ==============  ==============  ==============

Depreciation and Amortization Expense:
  Total for reportable segments                   $ 1,162,238    $   821,128    $  3,196,003    $  2,561,156
  Corporate administration                             35,497         43,197         116,124         140,777
                                                 ------------- --------------  --------------  --------------
    Consolidated total                            $ 1,197,735    $   864,325    $  3,312,127    $  2,701,933
                                                 ============= ==============  ==============  ==============

Income (Loss) Before Income Taxes:
  Total EBITDA for reportable segments            $ 3,884,206    $ 5,508,336    $ 45,096,016    $ 44,322,547
  Corporate administrative costs                   (4,916,212)    (4,123,664)     (9,201,379)     (7,948,036)
                                                 ------------- --------------  --------------  --------------
                                                   (1,032,006)     1,384,672      35,894,637      36,374,511
  Depreciation and amortization                    (1,197,735)      (864,325)     (3,312,127)     (2,701,933)
                                                 ------------- --------------  --------------  --------------
    Consolidated income (loss) from operations     (2,229,741)       520,347      32,582,510      33,672,578
  Interest and other expenses, net                 (3,597,174)    (3,417,408)    (10,233,219)    (11,041,665)
                                                 ------------- --------------  --------------  --------------
    Consolidated income (loss) before income
    taxes                                         $(5,826,915)   $(2,897,061)   $ 22,349,291    $ 22,630,913
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

      The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash
      Flows:

                                            Quarter ended December 31,    Nine Months ended December 31,
                                                2003           2002            2003           2002
                                          --------------  --------------  -------------- ---------------
EBITDA                                     $ (1,032,006)   $  1,384,672    $ 35,894,637   $  36,374,511

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Interest income                                81,651         106,543         193,372         198,089
  Provision for losses on receivables           (19,806)         75,855          34,429         125,789
  Cash paid for interest                       (397,801)     (1,157,938)     (6,962,118)     (7,953,839)
  Cash paid  for income taxes                (6,733,997)     (8,668,896)     (6,607,805)    (12,175,119)
  (Gain) loss on disposal of assets               1,929           2,405         266,861          (2,466)
  Changes in operating assets and
  liabilities, net of effect of
  acquisitions/disposals (1)                (68,352,497)    (60,355,388)    (45,396,164)    (36,109,421)
                                          --------------  --------------  -------------- ---------------
Net Cash Flows from Operating Activities   $(76,452,527)   $(68,612,747)   $(22,576,788)  $ (19,542,456)
                                          ==============  ==============  ============== ===============
Net Cash Flows from Investing Activities   $ (1,333,656)   $   (644,047)   $ (5,379,485)  $  (4,066,082)
                                          ==============  ==============  ============== ===============
Net Cash Flows from Financing Activities   $ 24,562,918    $ 23,898,567    $  3,974,504   $  23,148,834
                                          ==============  ==============  ============== ===============

(1)   Changes  in   operating   assets  and   liabilities,   net  of  effect  of
      acquisitions/disposals,   include   the   changes  in  the   balances   of
      receivables, inventories, prepaid expenses and other current assets, other assets,  accounts  payable,  accrued  employee  compensation and benefits,
      accrued  incentives,   accrued  expenses,   deferred  revenue,  and  other
      long-term liabilities.

      The following table presents the total carrying amount of goodwill, by reportable segment, as of December 31, 2003, March 31, 2003, and December 31, 2002, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from NBC Acquisition Corp.'s ("NBC") acquisition of the Company on September 1, 1995. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                        December 31,    March 31,     December 31,
                                           2003           2003           2002
                                       -------------- -------------- --------------
Bookstore Division                       $13,704,969   $ 13,702,249    $13,306,953
Other Complementary Services Divisions     3,604,376              -              -
                                       -------------- -------------- --------------
  Total for reportable segments           17,309,345     13,702,249     13,306,953
Corporate administration                  16,770,574     16,770,574     16,770,574
                                       -------------- -------------- --------------
  Total goodwill                         $34,079,919   $ 30,472,823    $30,077,527
                                       ============== ============== ==============

      The changes in the carrying amount of goodwill for the Bookstore and Other Complementary Services Divisions for the nine months ended December 31, 2003 and 2002 and the year ended March 31, 2003 are as follows:


                                           December 31,     March 31,     December 31,
                                               2003           2003            2002
                                          -------------- --------------  --------------
Bookstore Division:
  Balance, beginning of period              $13,702,249   $ 13,020,761     $13,020,761
  Goodwill acquired during the period             2,720        681,488         286,192
                                          -------------- --------------  --------------
  Balance, end of period                    $13,704,969   $ 13,702,249     $13,306,953
                                          ============== ==============  ==============

Other Complementary Services Divisions:
  Balance, beginning of period              $         -   $          -     $         -
  Goodwill acquired during the period         3,604,376              -               -
                                          -------------- --------------  --------------
  Balance, end of period                    $ 3,604,376   $          -     $         -
                                          ============== ==============  ==============


      The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

7. RELATED PARTY TRANSACTIONS - On July 1, 2003, the Company acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. TheCampusHub.com, Inc. is no longer separately incorporated and is instead accounted for as a division within the Company's Other Complementary Services Divisions segment. Each share of TheCampusHub.com, Inc. common stock issued and outstanding was converted into shares of Class A Common Stock of NBC, resulting in the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock. TheCampusHub.com, Inc. provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by the Company and had 1,300,099 shares of issued and outstanding common stock at the time of acquisition, of which 650,000 shares were owned by NBC's majority shareholder, 650,000 shares were owned by an unrelated third party, and 99 shares were owned by three of the Company's employees. This business combination was accounted for by the Company in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.6 million was assigned to non-deductible goodwill.

      The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company to pay dividends, except that, among other things, the Company may pay dividends to NBC in an amount not to exceed the amount of interest required to be paid on NBC's Senior Discount Debentures and may pay dividends to NBC in an aggregate amount not to exceed $36.5 million to finance the aforementioned stock purchase on December 10, 2003. In accordance with such covenants, the Company declared and paid a $4.1 million dividend to NBC for interest due and payable on the Senior Discount Debentures on August 15, 2003 and declared a $34.5 million dividend to NBC for the stock and option purchase on December 10, 2003, of which $1.7 million remained in accounts payable at December 31, 2003.

8. ACCOUNTING STANDARDS NOT YET ADOPTED - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"), to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions that have been deferred. Adoption of SFAS No. 150 had no impact and is not expected to have a significant impact on the Company's consolidated financial statements. In January, 2003 the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46") and later revised FIN 46 in December, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 become effective on varying dates. As these provisions become effective and are adopted, they have not had and are not expected to have a significant impact on the Company's consolidated financial statements.

9. SUBSEQUENT EVENT - The Company filed a Current Report on Form 8-K dated February 5, 2004 announcing the commencement of tender offers and consent solicitations for the Senior Subordinated Notes and Senior Discount Debentures. The tender offers and consent solicitations are being undertaken in connection with a recapitalization transaction, through which funds affiliated with Weston Presidio Capital, which currently holds approximately 32.1% of the outstanding Class A Common Stock of NBC, will acquire control over substantially all of the rest of the outstanding
      Class A Common Stock of NBC. This recapitalization transaction will include the refinancing of the Senior Credit Facility and the incurrence of other indebtedness and is expected to be accounted for utilizing purchase accounting.

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Effective July 1, 2002, the Company's distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. This business is also now considered a separate segment for reporting purposes (see Note 6). In connection with its incorporation, Specialty Books, Inc. has unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of the Company's obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes. Specialty Books, Inc. is also a party to the amended and restated Guarantee and Collateral Agreement related to the Senior Credit Facility. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (Nebraska Book Company, Inc.), subsidiary guarantor (Specialty Books, Inc.), consolidating eliminations, and consolidated totals. Activity in the distance learning division prior to incorporation on July 1, 2002 has been separately "carved out" and presented in the subsidiary guarantor column.

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003
-------------------------------------------------------------------------------------------------------

                                                  Nebraska      Specialty
                                                    Book         Books,                   Consolidated
                                                 Company, Inc.    Inc.      Eliminations     Totals
                                                 ------------- -----------  ------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $ 15,356,479   $    67,134  $          -  $ 15,423,613
  Receivables                                     63,476,777     3,971,475    (8,790,926)   58,657,326
  Inventories                                     84,037,082     6,058,647             -    90,095,729
  Recoverable income taxes                         3,578,415             -             -     3,578,415
  Deferred income taxes                            5,429,743             -             -     5,429,743
  Prepaid expenses and other assets                  627,760         4,711             -       632,471
                                                -------------  ------------ ------------- -------------
    Total current assets                         172,506,256    10,101,967    (8,790,926)  173,817,297

PROPERTY AND EQUIPMENT, net                       27,814,436       530,249             -    28,344,685

GOODWILL                                          34,079,919             -             -    34,079,919

OTHER ASSETS                                      11,868,651        17,077    (1,672,022)   10,213,706
                                                -------------  ------------ ------------- -------------
                                                $246,269,262   $10,649,293  $(10,462,948) $246,455,607
                                                =============  ============ ============= =============
LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                              $ 25,769,228   $ 8,790,926  $ (8,790,926) $ 25,769,228
  Accrued employee compensation and benefits       7,237,086       126,966             -     7,364,052
  Accrued interest                                 3,694,265             -             -     3,694,265
  Accrued incentives                               6,528,926             -             -     6,528,926
  Accrued expenses                                   825,988        59,379             -       885,367
  Deferred revenue                                   886,349             -             -       886,349
  Current maturities of long-term debt               778,119             -             -       778,119
  Current maturities of capital
    lease obligations                                154,507             -             -       154,507
                                                -------------  ------------ ------------- -------------
Total current liabilities                         45,874,468     8,977,271    (8,790,926)   46,060,813

LONG-TERM DEBT, net of current maturities        184,692,511             -             -   184,692,511

CAPITAL LEASE OBLIGATIONS,
net of current maturities                          2,184,125             -             -     2,184,125

OTHER LONG-TERM LIABILITIES                          313,130             -             -       313,130

DUE TO PARENT                                     14,715,520             -             -    14,715,520

COMMITMENTS

STOCKHOLDER'S EQUITY (DEFICIT)                    (1,510,492)    1,672,022    (1,672,022)   (1,510,492)
                                                -------------  ------------ ------------- -------------
                                                $246,269,262   $10,649,293  $(10,462,948) $246,455,607
                                                =============  ============ ============= =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2003
-------------------------------------------------------------------------------------------------------------

                                                          Nebraska     Specialty
                                                            Book         Books,                 Consolidated
                                                         Company, Inc.    Inc.    Eliminations     Totals
                                                        -------------- ---------- ------------- -------------
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
                                                        ============= ============ ============= =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------------------

                                                        Nebraska      Specialty
                                                          Book         Books,                   Consolidated
                                                       Company, Inc.     Inc.      Eliminations     Totals
                                                      -------------- ------------ ------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $ 10,180,432  $   779,141  $          -  $ 10,959,573
  Receivables                                           65,282,160    1,861,224   (10,733,121)   56,410,263
  Inventories                                           77,584,952    8,406,903             -    85,991,855
  Recoverable income taxes                               1,720,531            -             -     1,720,531
  Deferred income taxes                                  4,416,325            -             -     4,416,325
  Prepaid expenses and other assets                        561,756       10,341             -       572,097
                                                      ------------- ------------ ------------- -------------
    Total current assets                               159,746,156   11,057,609   (10,733,121)  160,070,644

PROPERTY AND EQUIPMENT, net                             26,837,763      571,036             -    27,408,799

GOODWILL                                                30,077,527            -             -    30,077,527

OTHER ASSETS                                            10,561,773       17,077      (801,448)    9,777,402
                                                      ------------- ------------ ------------- -------------
                                                      $227,223,219  $11,645,722  $(11,534,569) $227,334,372
                                                      ============= ============ ============= =============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $ 22,656,852  $10,733,121  $(10,733,121) $ 22,656,852
  Accrued employee compensation and benefits             6,842,924      108,067             -     6,950,991
  Accrued interest                                       3,954,670            -             -     3,954,670
  Accrued incentives                                     4,921,400            -             -     4,921,400
  Accrued expenses                                         847,485        3,086             -       850,571
  Deferred revenue                                         735,250            -             -       735,250
  Current maturities of long-term debt                   5,610,893            -             -     5,610,893
  Current maturities of capital lease obligations          101,846            -             -       101,846
  Revolving credit facility                             25,900,000            -             -    25,900,000
                                                      ------------- ------------ ------------- -------------
    Total current liabilities                           71,571,320   10,844,274   (10,733,121)   71,682,473

LONG-TERM DEBT, net of current maturities              136,644,077            -             -   136,644,077

CAPITAL LEASE OBLIGATIONS,
net of current maturities                                1,979,327            -             -     1,979,327

OTHER LONG-TERM LIABILITIES                              1,540,068            -             -     1,540,068

DUE TO PARENT                                           11,683,537            -             -    11,683,537

COMMITMENTS

STOCKHOLDER'S EQUITY                                     3,804,890      801,448      (801,448)    3,804,890
                                                      ------------- ------------ ------------- -------------
                                                      $227,223,219  $11,645,722  $(11,534,569) $227,334,372
                                                      ============= ============ ============= =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 2003
-----------------------------------------------------------------------------------------------------

                                                Nebraska      Specialty
                                                  Book         Books,                    Consolidated
                                              Company, Inc.     Inc.       Eliminations    Totals
                                              ------------- -------------  ------------  ------------
REVENUES, net of returns                      $ 46,776,937  $ 10,012,872    $   (6,697)  $56,783,112

COSTS OF SALES                                  26,905,560     7,163,208        (7,925)   34,060,843
                                              ------------- -------------  ------------  ------------

  Gross profit                                  19,871,377     2,849,664         1,228    22,722,269

OPERATING EXPENSES (INCOME):
  Selling, general and administrative           20,892,349     2,674,641         1,228    23,568,218
  Depreciation                                     803,504        20,632             -       824,136
  Amortization                                     373,599             -             -       373,599
  Stock-based compensation                         186,057             -             -       186,057
  Equity in earnings of subsidiary                 (92,635)            -        92,635             -
                                              ------------- -------------  ------------  ------------
                                                22,162,874     2,695,273        93,863    24,952,010
                                              ------------- -------------  ------------  ------------

INCOME (LOSS) FROM OPERATIONS                   (2,291,497)      154,391       (92,635)   (2,229,741)

OTHER EXPENSES (INCOME):
  Interest expense                               3,678,825             -             -     3,678,825
  Interest income                                  (81,651)            -             -       (81,651)
                                              ------------- -------------  ------------  ------------
                                                 3,597,174             -             -     3,597,174
                                              ------------- -------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES               (5,888,671)      154,391       (92,635)   (5,826,915)

INCOME TAX EXPENSE (BENEFIT)                    (2,282,280)       61,756             -    (2,220,524)
                                              ------------- -------------  ------------  ------------
NET INCOME (LOSS)                             $ (3,606,391) $     92,635    $  (92,635)  $(3,606,391)
                                              ============= =============  ============  ============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 2002
----------------------------------------------------------------------------------------------------

                                                Nebraska      Specialty
                                                  Book         Books,                   Consolidated
                                              Company, Inc.     Inc.      Eliminations     Totals
                                              ------------- ------------ ------------- -------------

REVENUES, net of returns                      $ 44,681,467   $ 8,235,520    $  (18,053)  $52,898,934

COSTS OF SALES                                  25,120,878     5,629,197       (23,557)   30,726,518
                                              ------------- ------------- ------------- -------------
  Gross profit                                  19,560,589     2,606,323         5,504    22,172,416

OPERATING EXPENSES (INCOME):
  Selling, general and administrative           18,546,149     2,236,091         5,504    20,787,744
  Depreciation                                     668,656        20,670             -       689,326
  Amortization                                     174,999             -             -       174,999
  Equity in earnings of subsidiary                (209,737)            -       209,737             -
                                              ------------- ------------- ------------- -------------
                                                19,180,067     2,256,761       215,241    21,652,069
                                              ------------- ------------- ------------- -------------

INCOME FROM OPERATIONS                             380,522       349,562      (209,737)      520,347

OTHER EXPENSES (INCOME):
  Interest expense                               3,521,183             -             -     3,521,183
  Interest income                                 (106,543)            -             -      (106,543)
  Loss on derivative financial instruments           2,768             -             -         2,768

                                              ------------- ------------- ------------- -------------
                                                 3,417,408             -             -     3,417,408
                                              ------------- ------------- ------------- -------------

INCOME (LOSS) BEFORE INCOME TAXES               (3,036,886)      349,562      (209,737)   (2,897,061)

INCOME TAX EXPENSE (BENEFIT)                    (1,227,863)      139,825             -    (1,088,038)
                                              ------------- ------------- ------------- -------------
NET INCOME (LOSS)                             $ (1,809,023)  $   209,737    $ (209,737)  $(1,809,023)
                                              ============= ============= ============= =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
------------------------------------------------------------------------------------------------------------

                                                        Nebraska      Specialty
                                                          Book         Books,                   Consolidated
                                                      Company, Inc.     Inc.      Eliminations     Totals
                                                      ------------- ------------ ------------- -------------

REVENUES, net of returns                              $253,276,479   $31,032,191    $  (71,271) $284,237,399

COSTS OF SALES                                         153,689,894    21,567,468       (80,459)  175,176,903
                                                      ------------- ------------- ------------- -------------
  Gross profit                                          99,586,585     9,464,723         9,188   109,060,496

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                   64,784,364     8,186,250         9,188    72,979,802
  Depreciation                                           2,325,899        63,155             -     2,389,054
  Amortization                                             923,073             -             -       923,073
  Stock-based compensation                                 186,057             -             -       186,057
  Equity in earnings of subsidiary                        (729,191)            -       729,191             -
                                                      ------------- ------------- ------------- -------------
                                                        67,490,202     8,249,405       738,379    76,477,986
                                                      ------------- ------------- ------------- -------------

INCOME FROM OPERATIONS                                  32,096,383     1,215,318      (729,191)   32,582,510

OTHER EXPENSES (INCOME):
  Interest expense                                      10,483,887             -             -    10,483,887
  Interest income                                         (193,372)            -             -      (193,372)
  Gain on derivative financial instruments                 (57,296)            -             -       (57,296)
                                                      ------------- ------------- ------------- -------------
                                                        10,233,219             -             -    10,233,219
                                                      ------------- ------------- ------------- -------------

INCOME BEFORE INCOME TAXES                              21,863,164     1,215,318      (729,191)   22,349,291

INCOME TAX EXPENSE                                       8,329,005       486,127             -     8,815,132
                                                      ------------- ------------- ------------- -------------
NET INCOME                                            $ 13,534,159   $   729,191    $ (729,191) $ 13,534,159
                                                      ============= ============= ============= =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------

                                                      Nebraska      Specialty
                                                        Book         Books,                   Consolidated
                                                    Company, Inc.     Inc.      Eliminations     Totals
                                                    --------------------------- ------------- -------------

REVENUES, net of returns                            $237,325,889  $ 26,704,764    $  (68,727) $263,961,926

COSTS OF SALES                                       144,919,809    18,214,755       (85,788)  163,048,776
                                                    ------------- ------------- ------------- -------------
  Gross profit                                        92,406,080     8,490,009        17,061   100,913,150

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                 57,621,884     6,899,694        17,061    64,538,639
  Depreciation                                         2,117,770        96,702             -     2,214,472
  Amortization                                           487,461             -             -       487,461
  Equity in earnings of subsidiary                      (896,167)            -       896,167             -
                                                    ------------- ------------- ------------- -------------
                                                      59,330,948     6,996,396       913,228    67,240,572
                                                    ------------- ------------- ------------- -------------

INCOME FROM OPERATIONS                                33,075,132     1,493,613      (896,167)   33,672,578

OTHER EXPENSES (INCOME):
  Interest expense                                    11,086,881             -             -    11,086,881
  Interest income                                       (198,089)            -             -      (198,089)
  Loss on derivative financial instruments               152,873             -             -       152,873
                                                    ------------- ------------- ------------- -------------
                                                      11,041,665             -             -    11,041,665
                                                    ------------- ------------- ------------- -------------
INCOME BEFORE INCOME TAXES                            22,033,467     1,493,613      (896,167)   22,630,913

INCOME TAX EXPENSE                                     8,313,341       597,446             -     8,910,787
                                                    ------------- ------------- ------------- -------------
NET INCOME                                          $ 13,720,126  $    896,167    $ (896,167) $ 13,720,126
                                                    ============= ============= ============= =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
---------------------------------------------------------------------------------------------------------------


                                                            Nebraska     Specialty
                                                              Book         Books,                 Consolidated
                                                          Company, Inc.     Inc.    Eliminations     Totals
                                                          ------------- ----------- ------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES                     $(22,548,126)   $ (28,662)   $        -  $(22,576,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (2,858,555)     (40,201)            -    (2,898,756)
  Acquisitions, net of cash acquired                       (2,355,487)           -             -    (2,355,487)
  Proceeds from sale of property and equipment and other        8,774            -             -         8,774
  Software development costs                                 (134,016)           -             -      (134,016)
                                                         ------------- ------------ ------------- -------------
      Net cash flows from investing activities             (5,339,284)     (40,201)            -    (5,379,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                 75,000,000            -             -    75,000,000
  Payment of financing costs                               (3,779,331)           -             -    (3,779,331)
  Principal payments on long-term debt                    (30,466,360)           -             -   (30,466,360)
  Principal payments on capital lease obligations             (99,634)           -             -       (99,634)
  Dividends paid to parent                                (36,904,000)           -             -   (36,904,000)
  Capital contributions                                       223,829            -             -       223,829
                                                         ------------- ------------ ------------- -------------
      Net cash flows from financing activities              3,974,504            -             -     3,974,504
                                                         ------------  ------------ ------------- -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (23,912,906)     (68,863)            -   (23,981,769)

CASH AND CASH EQUIVALENTS, Beginning of period             39,269,385      135,997             -    39,405,382
                                                         ------------- ------------ ------------- -------------
CASH AND CASH EQUIVALENTS, End of period                 $ 15,356,479    $  67,134    $        -  $ 15,423,613
                                                         ============= ============ ============= =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------


                                                        Nebraska     Specialty
                                                         Book          Books,                 Consolidated
                                                      Company, Inc.     Inc.    Eliminations     Totals
                                                     -------------- ----------- ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES                 $(20,428,163)  $  885,707    $       -   $(19,542,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (2,877,200)    (143,652)           -     (3,020,852)
  Acquisitions, net of cash acquired                     (851,947)           -            -       (851,947)
  Proceeds from sale of property and
   equipment and other                                     14,234          958            -         15,192
  Software development costs                             (208,475)           -            -       (208,475)
                                                     ------------- ------------ ------------  -------------
      Net cash flows from investing activities         (3,923,388)    (142,694)           -     (4,066,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                              (32,446)           -            -        (32,446)
  Principal payments on long-term debt                 (3,158,175)           -            -     (3,158,175)
  Principal payments on capital lease obligations         (82,128)           -            -        (82,128)
  Net increase in revolving credit facility            25,900,000            -            -     25,900,000
  Capital contributions                                   521,583            -            -        521,583

                                                     ------------- ------------ ------------  -------------
      Net cash flows from financing activities         23,148,834            -            -     23,148,834
                                                     ------------- ------------ ------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (1,202,717)     743,013            -       (459,704)

CASH AND CASH EQUIVALENTS, Beginning of period         11,383,149       36,128            -     11,419,277
                                                     ------------- ------------ ------------  -------------
CASH AND CASH EQUIVALENTS, End of period             $ 10,180,432    $ 779,141    $       -   $ 10,959,573
                                                     ============= ============ ============  =============

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2003 COMPARED WITH QUARTER ENDED DECEMBER 31, 2002.

      REVENUES. Revenues for the quarters ended December 31, 2003 and 2002 and the corresponding change in revenues were as follows:

                                                                              Change
                                                                      ------------------------
                                             2003           2002         Amount     Percentage
                                        -------------- -------------- ------------  ----------
Textbook Division                        $ 30,677,800   $ 31,072,274   $ (394,474)    (1.3)%
Bookstore Division                         19,634,398     17,465,183    2,169,215     12.4 %
Distance Education Division                10,012,872      8,235,520    1,777,352     21.6 %
Other Complementary Services Divisions      2,755,109      1,756,686      998,423     56.8 %
Intercompany eliminations                  (6,297,067)    (5,630,729)    (666,338)    11.8 %
                                        -------------- -------------- ------------  ----------
                                         $ 56,783,112   $ 52,898,934   $3,884,178      7.3 %
                                        ============== ============== ============  ==========

      The decrease in Textbook Division revenues was due primarily to a decrease in the number of units sold. The Company believes that unit sales are down for the quarter primarily due to a decrease in the number of units purchased in the December of 2002 and May of 2003 student book buys. Textbook Division revenues are limited by the supply of used textbooks available to the Company. The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores and a slight increase in same store sales. The new bookstores provided an additional $2.2 million of revenue in the quarter ended December 31, 2003. Same store sales contributed slightly to the increase in revenues, up 0.8% from the quarter ended December 31, 2002, but were offset by revenue decreases attributable to bookstores closed since October 1, 2002. Distance Education Division revenues increased due to continued steady growth in its programs. However, future revenue streams for this segment will be impacted by certain developments as described in Recent Developments. Other Complementary Services Divisions revenues increased primarily due to increased installation and training activity in the systems divisions and from the Company's acquisition of TheCampusHub.com, Inc. in July, 2003. Corresponding to the overall growth in the number of company-owned college bookstores, the Company's intercompany transactions also increased.

      GROSS PROFIT. Gross profit for the quarter ended December 31, 2003 increased $0.5 million, or 2.5%, to $22.7 million from $22.2 million for the quarter ended December 31, 2002. This increase was attributable to higher revenues, offset in part by a drop in gross margin percent for the quarter. Gross margin percent was 40.0% for the quarter ended December 31, 2003 as compared to 41.9% for the quarter ended December 31, 2002, driven primarily by small declines in gross margin percent in all reporting segments.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 2003 increased $2.8 million, or 13.4%, to $23.6 million from $20.8 million for the quarter ended December 31, 2002. Selling, general and administrative expenses as a percentage of revenues were 41.5% and 39.3% for the quarters ended December 31, 2003 and 2002, respectively. The increase in expenses is primarily the result of the Company's growth, as previously discussed. The increase in expenses as a percentage of revenues is primarily attributable to $0.2 million of costs incurred in conjunction with the debt refinancing that ultimately resulted in the amended and restated senior credit facility dated December 10, 2003 (as amended and restated, the "Senior Credit Facility") and costs associated with the Company's new human resources system. Additionally, expense growth continued to outpace revenue growth in certain areas, including advertising, shipping, and rent expense.

      STOCK-BASED COMPENSATION. Stock-based compensation expense was incurred in conjunction with NBC's December 10, 2003 purchase of 838 options outstanding to purchase shares of its Class A Common Stock. Such costs represent the difference between the purchase price and exercise price on the 838 unexercised options purchased by NBC.

      EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended December 31, 2003 and 2002 and the corresponding change in EBITDA were as follows:

                                                                               Change
                                                                     --------------------------
                                              2003         2002          Amount      Percentage
                                        -------------- ------------- --------------- ----------
Textbook Division                        $  5,206,119   $ 5,784,535   $   (578,416)     (10.0)%
Bookstore Division                         (1,574,643)     (642,162)      (932,481)    (145.2)%
Distance Education Division                   175,023       370,232       (195,209)     (52.7)%
Other Complementary Services Divisions         77,707        (4,269)        81,976     1920.3 %
Corporate administration                   (4,916,212)   (4,123,664)      (792,548)     (19.2)%
                                        -------------- ------------- --------------- ----------
                                         $ (1,032,006)  $ 1,384,672   $ (2,416,678)    (174.5)%
                                        ============== ============= =============== ==========

      The decrease in EBITDA in the Textbook Division is primarily attributable to small decreases in revenues and gross margin percent. The decrease in Bookstore Division EBITDA was primarily due to increased expenses resulting from growth in the number of college bookstores owned by the Company, compounded by the fact that the third quarter is a seasonally-slow revenue quarter for the Bookstore Division. The decrease in EBITDA for the Distance Education Division was primarily due to the aforementioned decline in gross margin percent. The increase in EBITDA in the Other Complementary Services Divisions was primarily due to increased revenues and controlled growth of selling, general, and administrative expenses. As previously mentioned, corporate administration costs increased, primarily as a result of $0.4 million in expenses recorded in conjunction with the stock purchase and debt refinancing on December 10, 2003 and $0.3 million in expenses recorded in conjunction with the new human resources system.

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

      The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities:

                                                   Quarter ended December 31,
                                                      2003            2002
                                                 --------------  --------------

EBITDA                                            $ (1,032,006)   $  1,384,672

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Interest income                                       81,651         106,543
  Provision for losses on receivables                  (19,806)         75,855
  Cash paid for interest                              (397,801)     (1,157,938)
  Cash paid for income taxes                        (6,733,997)     (8,668,896)
  Loss on disposal of assets                             1,929           2,405
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)      (68,352,497)    (60,355,388)
                                                 --------------  --------------
Net Cash Flows from Operating Activities          $(76,452,527)   $(68,612,747)
                                                 ==============  ==============
Net Cash Flows from Investing Activities          $ (1,333,656)   $   (644,047)
                                                 ==============  ==============
Net Cash Flows from Financing Activities          $ 24,562,918    $ 23,898,567
                                                 ==============  ==============

(1)   Changes  in   operating   assets  and   liabilities,   net  of  effect  of
      acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

      AMORTIZATION EXPENSE. Amortization expense for the quarter ended December 31, 2003 increased $0.2 million to $0.4 million from $0.2 million for the quarter ended December 31, 2002, primarily due to amortization of capitalized software development costs arising from the acquisition of TheCampusHub.com, Inc. in July, 2003.

      INTEREST EXPENSE, NET. Interest expense, net for the quarter ended December 31, 2003 increased $0.2 million, or 5.3%, to $3.6 million from $3.4 million for the quarter ended December 31, 2002, primarily due to the debt refinancing on December 10, 2003 that resulted in the amended and restated Senior Credit Facility. As a result of this refinancing, $75.0 million of term debt replaced $13.4 million of term debt, $0.5 million in debt issue costs associated with the then-existing senior credit facility were written off to interest expense, and $3.8 million in debt issue costs associated with the amended and restated Senior Credit Facility are being amortized to interest expense through June 30, 2007 utilizing the effective interest method. Such additional interest costs were partially offset by reduced usage under the Revolving Credit Facility.

           INCOME TAXES. Income tax benefit for the quarter ended December 31, 2003 increased $1.1 million to $2.2 million from $1.1 million for the quarter ended December 31, 2002. The Company's effective tax rate for the quarters ended December 31, 2003 and 2002 was 38.1% and 37.6%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2002.

      REVENUES. Revenues for the nine months ended December 31, 2003 and 2002 and the corresponding change in revenues were as follows:

                                                                                 Change
                                                                        -------------------------
                                              2003          2002            Amount     Percentage
                                        --------------- --------------- -------------- ----------
Textbook Division                        $ 111,603,470   $ 112,935,937   $ (1,332,467)    (1.2)%
Bookstore Division                         152,511,166     137,975,949     14,535,217     10.5 %
Distance Education Division                 31,032,191      26,704,764      4,327,427     16.2 %
Other Complementary Services Divisions      10,238,244       5,933,291      4,304,953     72.6 %
Intercompany eliminations                  (21,147,672)    (19,588,015)    (1,559,657)     8.0 %
                                        --------------- --------------- -------------- ----------
                                         $ 284,237,399   $ 263,961,926   $ 20,275,473      7.7 %
                                        =============== =============== ============== ==========

      The decrease in Textbook Division revenues was due primarily to a decrease in the number of units sold. The Company believes that unit sales are down for the year primarily due to a decrease in the number of units purchased in the December of 2002 and May of 2003 student book buys. Textbook Division revenues are limited by the supply of used textbooks available to the Company. The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores and increases in same store sales. The new bookstores provided an additional $8.8 million of revenue in the nine months ended December 31, 2003. This increase was offset, in part, by a $1.4 million decrease in revenues attributable to stores closed since April 1, 2002. Same store sales increased 5.3%, or $7.2 million. Distance Education Division revenues increased due to continued steady growth in its programs. However, future revenue streams for this segment will be impacted by certain developments as described in Recent Developments. Other Complementary Services Divisions revenues increased primarily due to increased installation and training activity in the systems divisions and the Company's acquisition of TheCampusHub.com, Inc. in July, 2003. Corresponding to the overall growth in the number of company-owned college bookstores, the Company's intercompany transactions also increased.

      GROSS PROFIT. Gross profit for the nine months ended December 31, 2003 increased $8.2 million, or 8.1%, to $109.1 million from $100.9 million for the nine months ended December 31, 2002. This increase was primarily due to higher revenues, along with a slightly higher gross margin percent. Gross margin percent was 38.4% for the nine months ended December 31, 2003 as compared to 38.2% for the nine months ended December 31, 2002, driven primarily by improved gross margin percents in the Bookstore and Other Complementary Services Divisions.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended December 31, 2003 increased $8.5 million, or 13.1%, to $73.0 million from $64.5 million for the nine months ended December 31, 2002. Selling, general and administrative expenses as a percentage of revenues were 25.7% and 24.4% for the nine months ended December 31, 2003 and 2002, respectively. The increase in selling, general and administrative expenses is primarily attributable to the Company's continued growth which prompted increases in personnel costs, shipping costs, and rent, as well as an increased focus on advertising. Additionally, $0.2 million in expenses were recorded in conjunction with the Company's debt refinancing on December 10, 2003 and $0.3 million in expenses were recorded in the third quarter of fiscal 2004 in conjunction with the Company's new human resources system.

      STOCK-BASED COMPENSATION. Stock-based compensation expense was incurred in conjunction with NBC's December 10, 2003 purchase of 838 options outstanding to purchase shares of its Class A Common Stock. Such costs represent the difference between the purchase price and exercise price on the 838 unexercised options purchased by NBC.

      EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the nine months ended December 31, 2003 and 2002 and the corresponding change in EBITDA were as follows:

                                                                                 Change
                                                                        -------------------------
                                              2003           2002           Amount     Percentage
                                         -------------- --------------  -------------- ----------
Textbook Division                         $ 28,338,901   $ 29,368,753    $ (1,029,852)      (3.5)%
Bookstore Division                          14,192,399     13,256,859         935,540        7.1 %
Distance Education Division                  1,278,473      1,590,315        (311,842)     (19.6)%
Other Complementary Services Divisions       1,286,243        106,620       1,179,623     1106.4 %
Corporate administration                    (9,201,379)    (7,948,036)     (1,253,343)     (15.8)%
                                         -------------- --------------  -------------- ----------
                                          $ 35,894,637   $ 36,374,511    $   (479,874)      (1.3)%
                                         ============== ==============  ============== ==========

      This decrease is partly attributable to lower revenues in the Textbook Division. Corporate Administration EBITDA also declined by $1.3 million, primarily as a result of Company growth, expenses of the stock purchase and debt refinancing, and the installation of the new human resources system. The decrease in EBITDA for the Distance Education Division was primarily due to a decline in gross margin percent. These decreases are almost entirely offset by improved EBITDA in the College Bookstore and Other Complementary Services Divisions as a result of the aforementioned increases in revenues and gross margin percents.

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

      The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:


                                                  Nine Months ended December 31,
                                                     2003               2002
                                                ---------------    ---------------

EBITDA                                           $  35,894,637      $  36,374,511

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Interest income                                      193,372            198,089
  Provision for losses on receivables                   34,429            125,789
  Cash paid for interest                            (6,962,118)        (7,953,839)
  Cash paid for income taxes                        (6,607,805)       (12,175,119)
  (Gain) loss on disposal of assets                    266,861             (2,466)
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)      (45,396,164)       (36,109,421)
                                                ---------------    ---------------
Net Cash Flows from Operating Activities         $ (22,576,788)     $ (19,542,456)
                                                ===============    ===============
Net Cash Flows from Investing Activities         $  (5,379,485)     $  (4,066,082)
                                                ===============    ===============
Net Cash Flows from Financing Activities         $   3,974,504      $  23,148,834
                                                ===============    ===============

(1)   Changes  in   operating   assets  and   liabilities,   net  of  effect  of
      acquisitions/disposals,   includes   the   changes  in  the   balances  of
      receivables, inventories, prepaid expenses and other current assets, other assets,  accounts  payable,  accrued  employee  compensation and benefits,
      accrued  incentives,   accrued  expenses,   deferred  revenue,  and  other
      long-term liabilities.

      AMORTIZATION EXPENSE. Amortization expense for the nine months ended December 31, 2003 increased $0.4 million, or 89.4% to $0.9 million from $0.5 million for the quarter ended December 31, 2002, primarily due to amortization of capitalized software development costs arising from the acquisition of TheCampusHub.com, Inc. in July, 2003.

      INTEREST EXPENSE, NET. Interest expense, net for the nine months ended December 31, 2003 decreased $0.6 million, or 5.5%, to $10.3 million from $10.9 million for the nine months ended December 31, 2002, primarily due to reduced usage under the Revolving Credit Facility and declining principal balances on term debt through December 10, 2003. The resulting decreases in interest expense were almost entirely offset as a result of interest costs arising from the debt refinancing on December 10, 2003 that resulted in the amended and restated Senior Credit Facility. As a result of this refinancing, $75.0 million of term debt replaced $13.4 million of term debt, $0.5 million in debt issue costs associated with the then-existing senior credit facility were written off to interest expense, and $3.8 million in debt issue costs associated with the amended and restated Senior Credit Facility are being amortized to interest expense through June 30, 2007 utilizing the effective interest method.

      (GAIN) LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. (Gain) loss on derivative financial instruments for the nine months ended December 31, 2003 improved $0.2 million compared to the nine months ended December 31, 2002 due to the increase in the fair market value of the interest rate swap agreements that expired on July 31, 2003.

      INCOME TAXES. Income tax expense for the nine months ended December 31, 2003 decreased $0.1 million, or 1.1%, to $8.8 million from $8.9 million for the nine months ended December 31, 2002. The Company's effective tax rate for both the nine months ended December 31, 2003 and 2002 was 39.4%. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

RECENT DEVELOPMENTS

      The Company has been informed by the Distance Education Division's largest customer that it intends to discontinue the use of the Company's services for delivery of educational materials during the coming fiscal year. The Company estimates that revenue for services for this customer during the fiscal year ended March 31, 2004 will total approximately $23.0 million. The Company estimates that EBITDA as a percentage of revenue for this program is approximately 3-5%. The Company expects revenues from the Distance Education Division, after adjusting for the loss of this customer, to continue to grow.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flows and funds borrowed under the Company's Revolving Credit Facility. At December 31, 2003, the Company's total indebtedness was $187.8 million, consisting of a $75.0 million Term Loan, $110.0 million of the Senior Subordinated Notes, and $2.8 million of other indebtedness, including capital lease obligations. Additionally, NBC issued Senior Discount Debentures in fiscal 1998 which provided $41.6 million in net proceeds (face value of $76.0 million less original issue discount of $31.0 million and deferred financing costs of $3.4 million).

      The Company filed a Current Report on Form 8-K dated February 5, 2004 announcing the commencement of tender offers and consent solicitations for the Senior Subordinated Notes and Senior Discount Debentures. The tender offers and consent solicitations are being undertaken in connection with a recapitalization transaction, through which funds affiliated with Weston Presidio Capital, which currently holds approximately 32.1% of the outstanding Class A Common Stock of NBC, will acquire control over substantially all of the rest of the outstanding Class A Common Stock of NBC. This recapitalization transaction will include the refinancing of the Senior Credit Facility and the incurrence of other indebtedness and is expected to be accounted for utilizing purchase accounting.

FINANCING CASH FLOWS

      On October 7, 2003, the Company and NBC filed Current Reports on Form 8-K announcing that they were soliciting consents to amend certain of the covenants and other provisions of the indentures governing the Senior Subordinated Notes and Senior Discount Debentures. The amendments would have allowed, among other things, (i) for the entry into either an amendment and restatement of the then-existing senior credit facility or a new secured credit facility, for the refinancing or repayment of the then-existing senior credit facility, and (ii) for the payment of a dividend by the Company to NBC to be used by NBC to purchase or redeem a defined number of shares of NBC Acquisition Corp. Class A Common Stock and stock options underlying NBC Acquisition Corp. Class A Common Stock. The Company and NBC did not receive the requisite consents of holders of the Senior Subordinated Notes and Senior Discount Debentures.

      As announced on November 10, 2003 and January 8, 2004 in Current Reports on Form 8-K filed with the Securities and Exchange Commission, NBC purchased 116,795 shares of its Class A Common Stock and 838 options to purchase its Class A Common Stock on December 10, 2003. The cost of the treasury shares was $32.7 million and stock-based compensation expense resulting from the purchase of the options was $0.2 million. The Company funded the purchase of the treasury shares by NBC through a $34.5 million dividend, of which $1.7 million remained in accounts payable at December 31, 2003. In order to finance the dividend payment, the related transactions and the fees and expenses relating thereto, the Company amended and restated its then-existing senior credit facility, providing for a $75.0 million Term Loan and a $50.0 million Revolving Credit Facility.

      Proceeds from the debt refinancing, which remained after the dividend payment; payment of principal, interest, and other costs associated with the then-existing senior credit facility; and payment of the fees and expenses relating to the transactions underlying the debt refinancing, totaled $24.4 million. The Company ultimately plans to utilize such proceeds to finance future acquisitions and capital expenditures. These proceeds were utilized in December, on an interim basis, to finance the substantial portion of the December student book buys, thereby allowing the Company to reduce borrowings under the Revolving Credit Facility in December to finance such book buys.

      Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and NBC's Senior Discount Debentures represent significant liquidity requirements for the Company. Under the terms of the Term Loan arising out of the debt refinancing on December 10, 2003, the Company is scheduled to make principal payments totaling $0.2 million in fiscal 2004, $0.7 million in fiscal 2005, $0.7 million in fiscal 2006, $0.8 million in fiscal 2007, and $72.6 million in fiscal 2008. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Term Loan principal balances. Loans under the Senior Credit
Facility bear interest at floating rates based upon the borrowing option selected by the Company. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual cash interest payments at a fixed rate of 10.75% and mature on February 15, 2009.

INVESTING CASH FLOWS

      The Company's capital expenditures were $2.9 million and $3.0 million for the nine months ended December 31, 2003 and 2002, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2004 is $6.5 million.

      Business acquisition expenditures were $2.4 million and $0.9 million for the nine months ended December 31, 2003 and 2002, respectively. For the nine months ended December 31, 2003, single bookstore locations were acquired serving East Tennessee State University, Western International University, Mesa Community College, Marshall University, and Wayne State College; and 3 bookstore locations were acquired serving Michigan State University. For the nine months ended December 31, 2002, single bookstore locations were acquired serving Western Kentucky University and the University of Northern Colorado. The Company's ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

      During the nine months ended December 31, 2003, four bookstores were either closed or the contract managed lease was not renewed. During the nine months ended December 31, 2002, one bookstore serving the University of California - Berkeley was closed upon anticipation of the lease expiring and a more suitable location having been previously obtained through acquisition.

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

OPERATING CASH FLOWS

      The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities; borrowings under the Revolving Credit Facility; and, on an interim basis, the aforementioned remaining proceeds from the December 10, 2003 debt refinancing. Availability of the remaining proceeds arising from the December 10, 2003 debt refinancing to fund future operating liquidity needs is subject to future acquisition and capital expenditure activity. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used for operating activities for the nine months ended December 31, 2003 were $22.6 million, up $3.1 million from $19.5 million for the nine months ended December 31, 2002. This increase is primarily attributable to cash used to purchase inventory increasing $4.1 million due to growth in the Bookstore Division.

COVENANT RESTRICTIONS

      Access to the Company's principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The Senior Credit Facility restricts the Company's ability to make loans or advances and pay dividends, except that, among other things, the Company may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Debentures and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by NBC. The indenture governing the Senior Discount Debentures (the "Indenture") restricts the ability of NBC and its Restricted Subsidiaries (as defined in the Indenture) to pay dividends or make other Restricted Payments (as defined in the Indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the Indenture shall have occurred and be continuing, (ii) NBC shall be permitted by the Indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, NBC's consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect the Company's ability to meet its cash obligations for the foreseeable future. In accordance with such covenants, the Company declared and paid a $4.1 million dividend to NBC for interest due and payable on the Senior Discount Debentures on August 15, 2003 and declared a $34.5 million dividend to the Company in conjunction with the common stock and option purchase on December 10, 2003, of which $1.7 million remained in accounts payable at December 31, 2003.

SOURCES OF AND NEEDS FOR CAPITAL

      As of December 31, 2003, the Company could borrow up to $50.0 million under the Revolving Credit Facility, which was unused at December 31, 2003. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

      The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payments, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt financing or capital contributions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following tables present aggregated information as of December 31, 2003 regarding the Company's contractual obligations and commercial commitments:

                                                                     Payments Due by Period
                                                    -------------------------------------------------------------
               Contractual                            Less Than         2-3              4-5            After 5
               Obligations               Total          1 Year          Years           Years           Years
------------------------------------ -------------- -------------- --------------- --------------- --------------
Long-term debt                        $185,470,630    $   778,119    $  1,566,124   $ 182,831,910   $    294,477
Capital lease obligations                2,338,632        154,507         463,795         633,636      1,086,694
Operating leases                        46,626,000      9,319,000      16,829,000      11,101,000      9,377,000
                                     -------------- -------------- --------------- --------------- --------------
Total                                 $234,435,262    $10,251,626    $ 18,858,919   $ 194,566,546   $ 10,758,171
                                     ============== ============== =============== =============== ==============


                                                             Amount of Commitment Expiration Per Period
                                         Total      ------------------------------------------------------------
               Other Commercial         Amounts        Less Than          2-3            4-5            Over 5
                 Commitments           Committed        1 Year           Years          Years           Years
------------------------------------ -------------- -------------- --------------  --------------  -------------

Unused line of credit                 $ 50,000,000    $         -    $          -   $  50,000,000   $          -
                                     ============== ============== ==============  ==============  ==============


TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

      In fiscal 2001, the Company entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by NBC's majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by the Company. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon the Company's acquisition of all of the outstanding shares of common stock of TheCampusHub.com, Inc. This business combination was accounted for by the Company in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.6 million was assigned to non-deductible goodwill. The management services agreement reimbursed the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Other Complementary Services Divisions revenue resulting from the management services agreement was recognized as the services were performed. Revenues attributable to the management services agreement and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million and $0.1 million, respectively, for the nine months ended December 31, 2003 and $0.2 million and $0.5 million, respectively, for the nine months ended December 31, 2002. Net amounts due from TheCampusHub.com, Inc. at December 31, 2002 totaled $0.1 million.

SEASONALITY

      The Company's Textbook and Bookstore Divisions experience two distinct selling periods and the Textbook Division experiences two distinct buying periods. The peak selling periods for the Textbook Division occur prior to the beginning of each college semester in August and December. The buying periods for the Textbook Division occur at the end of each college semester in late December and May. The primary selling periods for the Bookstore Division are in September and January. In fiscal 2003, approximately 43% of the Company's annual revenues were earned in the second fiscal quarter (July-September), while approximately 29% of the Company's annual revenues were earned in the fourth fiscal quarter (January-March). Accordingly, the Company's working capital requirements fluctuate throughout the year, increasing substantially at the end of each college semester, in May and December, as a result of the buying periods. The Company funds its working capital requirements primarily through existing cash and the Revolving Credit Facility, which historically has been repaid with cash provided from operations.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"), to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions that have been deferred. Adoption of SFAS No. 150 had no impact and is not expected to have a significant impact on the Company's consolidated financial statements. In January, 2003 the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST Entities ("FIN 46") and later revised FIN 46 in December, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 become effective on varying dates. As these provisions become effective and are adopted, they have not had and are not expected to have a significant impact on the Company's consolidated financial statements.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $187.8 million in total indebtedness outstanding at December 31, 2003, $75.0 million is subject to fluctuations in the Eurodollar rate. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and, in the past, by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company had separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate term debt was converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the then-existing credit agreement). Such agreements expired on July 31, 2003.

      Certain quantitative market risk disclosures have changed since March 31, 2003 as a result of market fluctuations, movement in interest rates, expiration of the interest rate swap agreements, the December 10, 2003 debt refinancing, and principal payments. The following table presents summarized market risk information as of December 31, 2003 and March 31, 2003, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                          December 31,     March 31,
                                                             2003           2003
                                                         -------------- --------------
Fair Values:
  Fixed rate debt                                          $ 116,800,527  $ 113,676,064
  Variable rate debt (excluding Revolving Credit Facility)    75,000,000     30,447,160
  Interest rate swaps                                                  -       (845,669)

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                   8.83%          8.83%
  Variable rate debt (excluding Revolving Credit Facility)          5.59%          4.24%
  Interest rate swaps receive rate                                     -           1.22%

                        ITEM 4. CONTROLS AND PROCEDURES.

      Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            4.1 Form of Supplemental Indenture to the Indenture dated as of February 13, 1998, as amended, among Nebraska Book Company, Inc., Specialty Books, Inc., as guarantor, and The Bank of New York, as trustee, filed as Exhibit 99.2 to Nebraska Book Company, Inc. Current Report on Form 8-K dated October 6, 2003, is incorporated herein by reference.

            10.1 Amended and Restated Credit Agreement, dated February 13, 1998 as amended and restated as of December 10, 2003, among NBC Acquisition Corp., Nebraska Book Company, Inc., and the other parties thereto, filed as Exhibit 99.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated December 10, 2003, is incorporated herein by reference.

            31.1 Certification of Chief Executive Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


      (b)   Reports on Form 8-K

            Current Report on Form 8-K dated December 10, 2003 was filed on January 8, 2004 announcing the amendment and restatement of the Senior Credit Facility to refinance debt under the then-existing credit facility and finance the purchase of a portion of NBC Acquisition Corp.'s common stock and certain options to purchase NBC Acquisition Corp. common stock.

            Current Report on Form 8-K dated November 10, 2003 was filed on November 10, 2003 announcing an offer by NBC Acquisition Corp. to purchase a portion of NBC Acquisition Corp.'s common stock and certain options to purchase NBC Acquisition Corp. common stock.

            Current Report on Form 8-K dated October 6, 2003 was filed on October 7, 2003 announcing the solicitation of consents to amend certain of the covenants and other provisions of the Senior Subordinated Notes and Senior Discount Debentures.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 12, 2004.


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