Form 10-K
period 2004-03-31
NEBRASKA BOOK CO
filed 2004-06-28
CIK 1056758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the transition period from _____________to______________ .

                        COMMISSION FILE NUMBER 333-48221

                           NEBRASKA BOOK COMPANY, INC.
             (Exact name of registrant as specified in our charter)

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

    THERE WERE 100 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 25, 2004.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            Total Number of Pages: 99

                             Exhibit Index: PAGE 94

                                    TABLE OF CONTENTS


PART I:

Item 1     Business............................................................3
Item 2     Properties.........................................................11
Item 3     Legal Proceedings..................................................14
Item 4     Submission of Matters to a Vote of Security Holders................14

PART II:

Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters..............................................15
Item 6     Selected Financial Data............................................15
Item 7     Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................17
Item 7A    Quantitative and Qualitative Disclosures about Market Risk.........31
Item 8     Financial Statements and Supplementary Data........................32
Item 9     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.............................................73
Item 9A    Controls and Procedures............................................73

PART III:

Item 10     Directors and Executive Officers of the Registrant................74
Item 11     Executive Compensation............................................76
Item 12     Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................81
Item 13     Certain Relationships and Related Transactions....................82
Item 14     Principal Accountant Fees and Services............................83

PART IV:

Item 15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..84
Signatures....................................................................90
Supplemental Information to be Furnished......................................91
Financial Statement Schedule II - Valuation and Qualifying Accounts...........92
Exhibit Index.................................................................94

                                     PART I.

                                ITEM 1. BUSINESS.

    References in this Annual Report on Form 10-K to the "Company" refer to Nebraska Book Company, Inc., the term "NBC" refers to our parent company, NBC Acquisition Corp., and the terms "we," "our," "ours," and "us" refer collectively to the Company and its subsidiaries, except where otherwise indicated.

    The Company is a wholly-owned subsidiary of NBC. NBC was formed for the purpose of acquiring all of the outstanding capital stock of the Company, effective September 1, 1995. NBC did not have substantive operations prior to the acquisition of the Company and was acquired by affiliates of Haas Wheat & Partners, L.P. ("HWP") in February, 1998. Effective July 1, 2002, our distance learning division was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of ours ("Specialty Books").

    On August 2, 2002, HWH Capital Partners, L.P. and HWH Cornhusker Partners, L.P., affiliates of HWP, along with certain other stockholders of NBC (collectively with HWP, the "Sellers"), sold approximately 33% of the issued and outstanding shares of NBC to certain funds affiliated with Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P.). HWP retained a controlling interest in NBC after the sale. This sale is referred to as the "Weston Presidio Transaction." Under the terms of a buy-sell agreement entered into in connection with this sale, Weston Presidio could have required that the Sellers repurchase Weston Presidio's shares of NBC at a price as defined in the buy-sell agreement, unless a majority of the Sellers elected, in the alternative, to sell to Weston Presidio their remaining shares of NBC at a price as defined in the buy-sell agreement.

    On March 4, 2004, Weston Presidio gained controlling interest in NBC, and hence in us, through (i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to NBC in the form of a capital contribution; (iii) Weston Presidio's purchase of 36,455 shares of NBC's common stock directly from its holders; (iv) the cancellation of 870,285 shares of NBC's common stock upon payment by NBC of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of NBC's common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with NBC as the surviving entity; and (vi) the exchange of 512,799 shares of NBC's common stock by Weston Presidio and current and former members of management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was utilized by NBC and the Company to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004. We declared and paid dividends to NBC of $184.3 million to help finance this transaction. There were 549,254 shares of NBC's common stock outstanding at March 31, 2004, of which 532,436 shares were owned by Weston Presidio (495,981 shares through NBC Holdings Corp.) and the remainder were owned by current and former members of management through NBC Holdings Corp. For ease of presentation, financial information presented in the Annual Report on Form 10-K reflects this transaction as if it had occurred on March 1, 2004. We have determined that no material transactions occurred during the period from March 1, 2004 through March 4, 2004. As a result of this transaction, financial information for periods ending prior to March 1, 2004 is presented as the "Predecessor," while financial information for periods after March 1, 2004 is presented as the "Successor." Throughout this Annual Report, we generally refer to all of the steps comprising this transaction as the "March 4, 2004 Transaction."

    On April 27, 2004, we filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for purposes of registering debt securities to be issued in exchange for the Senior Subordinated Notes arising out of the March 4, 2004 Transaction. The Securities and Exchange Commission declared such Registration Statement effective on May 7, 2004. All notes were tendered in the offer to exchange that was completed on June 8, 2004.

GENERAL

    We are one of the largest wholesale distributors of used college textbooks in North America, offering over 100,000 textbook titles and selling more than
7.6 million books annually primarily to campuses located in the United States. In addition, as of March 31, 2004, we operate 113 bookstores on or adjacent to college campuses through which we sell a variety of new and used textbooks and general merchandise. We are also a leading provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, we provide the college bookstore industry with a variety of services including proprietary information systems, in-store promotions, buying programs, and marketing services. With origins dating to 1915 as a single bookstore operation, we have built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.

    We entered the wholesale used textbook market following World War II, when the supply of new textbooks could not meet the demand created by the return of ex-GI students. In 1964, we became a national, rather than regional, wholesaler of used textbooks as a result of our purchase of The College Book Company of California. During the 1970's we continued our focus on the wholesale business. However, realizing the synergies that exist between wholesale operations and college bookstore operations, in the 1980's we expanded our efforts in the college bookstore market under a revised strategy. Under this strategy we operate bookstores on or near larger campuses, typically where the institution-owned college bookstore is contract-managed by a competitor or where we do not have a significant wholesale presence. Today, we service the college bookstore industry through our Textbook, Bookstore and Complementary Services Divisions.

    TEXTBOOK DIVISION. We are one of the largest wholesale distributors of used college textbooks in North America. Our Textbook Division consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. We purchase used textbooks from and resell them to college bookstores at many of the nation's largest college campuses, including:
University of Texas; University of Southern California; Indiana University; San Diego State University; University of Washington; and University of Minnesota. Historically, Textbook Division sales have been determined primarily by the amount of used textbooks that we could purchase. This occurs because the demand for used textbooks has consistently outpaced supply. Our strong relationships with the management of non contract-managed college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. We provide an internally-developed BUYER'S GUIDE to our Textbook Division customers. This guide lists details such as author, new copy retail price, and our repurchase price for over 47,000 textbook titles.

    BOOKSTORE DIVISION. College bookstores are the primary outlets for sales of new and used textbooks to students. As of March 31, 2004, we operated 113 college bookstores on or adjacent to college campuses. Of these 113 bookstores, 19 were leased from the educational institution that they served. Our college bookstores are located at some of the nation's largest college campuses including: University of Nebraska; University of Michigan; University of Maryland; Arizona State University; Pennsylvania State University; University of Kansas; Michigan State University; University of California - Berkeley; Texas A&M University; University of Florida; and University of Tennessee. In addition to generating profits, our Bookstore Division provides an exclusive source of used textbooks for sale across our wholesale distribution network.

    COMPLEMENTARY SERVICES DIVISION. With our acquisition of Specialty Books in May 1997, we entered the distance education market, which consists of providing education materials to students in nontraditional college and other courses (such as correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet). We believe the fragmented distance education market represents an opportunity for us to leverage our order fulfillment and distribution expertise in a rapidly growing sector.

    Other services offered to college bookstores include the sale of computer hardware and software, such as our turnkey bookstore management software, and related maintenance contracts. We have an installed base of over 220 college bookstore locations for our textbook management control systems, and we have installed our proprietary total store management system at almost 660 college bookstore locations. In total, including our own bookstores, almost 880 college bookstore locations utilize our software products. We have a leading E-commerce platform for college bookstores with over 530 stores licensing the technology via CampusHub. We also provide the college bookstore industry with buying programs and marketing and store design services.

    On July 1, 2003, we acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. ("CampusHub"), an entity affiliated with us through common ownership. CampusHub is no longer separately incorporated and is instead accounted for as a division within our Complementary Services Division segment. Each share of TheCampusHub.com, Inc. common stock issued and outstanding was converted into shares of NBC Acquisition Corp. Class A Common Stock, resulting in the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock. CampusHub provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us.

    In January 1998, we acquired Connect 2 One (formerly Collegiate Stores Corporation), a centralized buying service for 610 college bookstores across the United States. Through the enhanced purchasing power of such a large group of bookstores, participating bookstores are able to purchase certain general merchandise at lower prices than those that would be paid by the stores individually. Bookstores participating in Connect 2 One's ("C2O") programs also provide us with another potential source of used textbooks.

    We also provide a consulting and store design program to assist college bookstores in store presentation and layout. During fiscal 2002, we introduced a marketing services program to leverage our distribution channels. Our marketing services offered by us enable national vendors to reach college students through in-store kiosks, prepackaged freshman mailers, coupon books, e-mail promotions and in-store displays.

INDUSTRY SEGMENT FINANCIAL INFORMATION

    Revenue, operating profit or loss, and identifiable assets attributable to each of our industry segments are disclosed in the notes to the consolidated financial statements presented in Item 8, "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K. We make our periodic and current reports available, free of charge, through www.nebook.com as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information contained on our web site is not a part of this Annual Report on Form 10-K.

BUSINESS STRATEGY

    Our objective is to strengthen our position as a leading provider of products and services to the college bookstore market, thereby increasing revenue and cash flow. In order to accomplish our goal, we intend to pursue the following strategies:

    ENHANCE GROWTH IN THE TEXTBOOK DIVISION. We expect the Textbook Division to continue to be a primary contributor of revenues and cash flows, primarily as a result of an expected increase in college enrollments and increased utilization of used textbooks, as well as through the expansion of our own Bookstore Division. Additionally, our enhanced commission structure rewards customers who make a long-term commitment to supplying us with a large portion of their textbooks. Finally, we are strengthening our marketing campaign to increase student awareness of the benefits of buying and selling used textbooks.

    CAPITALIZE ON COLLEGE BOOKSTORE OPPORTUNITIES. We intend to increase revenues for our Bookstore Division by acquiring, opening or contract-managing additional bookstores at selected college campuses and offering additional specialty products and services at our existing bookstores. We have recently created and filled the position of Vice President of Contract Management with the intent of more actively pursuing contract-management relationships at selected college campuses. We also intend to increase same-store sales growth through a more coordinated effort to implement best practices across our entire bookstore network. Finally, we believe there are opportunities to improve cash flow at our college bookstores by reducing certain selling, general and administrative expenses.

    CONTINUE TO SERVICE THE DISTANCE EDUCATION MARKET. We have been informed by Specialty Books' largest customer that it intends to discontinue the use of Specialty Books' services for delivery of educational materials during fiscal 2005. However, we expect Specialty Books' revenues, after adjusting for the loss of this customer, to continue to grow as the distance education market continues to expand due to the increased popularity of correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet.

    INCREASED MARKET PENETRATION THROUGH TECHNOLOGY. We intend to continue generating incremental revenue through the sale of our turnkey bookstore management software. The installation of such software, along with E-commerce technology offered through CampusHub, a division within the Complementary Services Division, also increases the channels through which we can access the college and university market.

    EXPANSION OF MARKETING SERVICES PROGRAM. It is very difficult for traditional vendors to access the highly fragmented college and university market in an efficient manner. Our marketing services program provides vendors with efficient access to the college and university market through our distribution channels. We intend to expand this program by establishing arrangements with major national vendors.

INDUSTRY OVERVIEW

    Based on recent industry trade data from the National Association of College Stores, the college bookstore industry remains strong, with over 5,000 college stores generating annual sales of approximately $11.1 billion to college students and other consumers in North America. Sales of textbooks and other education materials used for classroom instruction comprise approximately two-thirds of that amount. We expect this market will continue to grow as a result of anticipated increases in enrollment at U.S. colleges attributable to the children of the baby boom generation entering the college population.

    WHOLESALE TEXTBOOK MARKET. We believe that used textbooks will continue to be attractive to both students and college bookstores. Used textbooks provide students with a lower-cost alternative to new textbooks and bookstores typically achieve higher margins through the sale of used rather than new textbooks.

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

    New textbook ordering usually begins in June, at which time the store operator augments its expected used book supply by ordering new books. By this time, publishers typically will have just implemented their annual price increases. These regular price increases allow us and our competitors to buy used textbooks based on old list prices (in May) and to almost simultaneously sell them based on new higher prices, thereby creating an immediate margin increase.

    While price is an important factor in the store operator's purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in our market are rare. However, in the past five to six years, we have been marketing our exclusive supply program to the industry. This program has grown to approximately 280 participating bookstores at the end of fiscal 2004. We also introduced the NBC Advantage program in fiscal 2001. This program rewards customers who make a long-term commitment to supplying us with a large portion of their books. At the end of fiscal 2004, approximately 530 bookstores were participating in this program, approximately 260 of which were also participating in the exclusive program. Since we are usually able to sell the vast majority of the used textbooks we are able to purchase, our ability to obtain sufficient supply is a critical factor in our success.

    COLLEGE BOOKSTORE MARKET. College stores generally fall into three categories: (i) INSTITUTIONAL -- stores that are primarily owned and operated by institutions of higher learning (represents approximately 56.0% of the U.S. market according to the National Association of College Stores); (ii) CONTRACT-MANAGED -- stores owned by institutions of higher learning and managed by outside, private companies, typically found on-campus (represents approximately 28.0% of the U.S. market according to the National Association of College Stores); and (iii) INDEPENDENT STORES -- privately owned and operated stores, generally located off campus (represents approximately 16.0% of the U.S. market according to the National Association of College Stores). In general, the "captive" portion of the college bookstore market includes those contract-managed stores that sell their used textbooks to affiliated companies, and institutional and independent stores to the extent that such used textbooks are repurchased from students and are retained by the bookstore for resale without involving a wholesaler.

    We believe that sales at our college bookstores will continue to grow as a result of increased enrollment at colleges and due to the increasing number of products and services offered in these bookstores, including E-commerce capabilities provided through CampusHub, a division within our Complementary Services Division.

PRODUCTS AND SERVICES

    TEXTBOOK DIVISION. Our Textbook Division is engaged in the procurement and redistribution of textbooks on college campuses primarily across the United States.

    We also publish the BUYER'S GUIDE, which lists over 47,000 textbooks according to author, title, new copy retail price, and our repurchase price. The BUYER'S GUIDE is an important part of our inventory control and book procurement system. We update and reprint the BUYER'S GUIDE nine times each year and make it available in both print and various electronic formats, including on all of our proprietary information systems. A staff of dedicated professionals gathers information from all over the country in order to make the BUYER'S GUIDE into what we believe to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. We also maintain a database of almost 172,000 titles in order to better serve our customers.

    BOOKSTORE DIVISION. As of March 31, 2004, we operated 113 college bookstores on or adjacent to college campuses. These bookstores sell a wide variety of used and new textbooks, general books and assorted general merchandise, including apparel, sundries and gift items. Over the past three years, revenues of our bookstores from activities other than used and new textbook sales have been between 20.6% and 23.4% of total revenues. We have been, and intend to continue, selectively expanding our product offerings at our bookstores in order to increase sales and profitability. We have also installed software providing E-commerce capabilities in all of our own bookstores, thereby allowing our bookstores to further expand product offerings and compete with other online textbook sellers.

    COMPLEMENTARY SERVICES DIVISION. Through Specialty Books, we have access to the market for distance education products and services. Currently, we provide students at approximately 60 colleges with textbooks and materials for use in distance education courses, and we are a leading provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. We believe the fragmented distance education market represents an opportunity for us to leverage our fulfillment and distribution expertise in a rapidly growing sector. Beyond textbooks, we offer services and specialty course materials to distance education students including videotape duplication and shipping; shipping of specialty, non-textbook course materials; and a sales and ordering function. Students can order distance education materials from us over the Internet. Over the past three years, revenues of Specialty Books have been between 74.9% and 84.1% of total Complementary Services Division revenues. However, we have been informed by Specialty Books' largest customer, who accounted for more than 50.0% of Specialty Books' fiscal 2004 revenues, that it intends to discontinue the use of Specialty Books' services for delivery of educational materials during fiscal 2005. After adjusting for the expected reduction in revenues from this customer, we believe we can continue to increase distance education revenues over the next several years.

    Other services offered to college bookstores include services related to our turnkey bookstore management software, the sale of other software and hardware, and the related maintenance contracts. These services generate revenue and assist us in gaining access to new sources of used textbooks. We have an installed base of over 220 college bookstore locations for our textbook management control systems, and we have installed our proprietary total store management system at almost 660 college bookstore locations. In total, including our own bookstores, almost 880 college bookstore locations utilize our software products. In addition, we have developed software for E-commerce capabilities. These software products allow college bookstores to launch their own E-commerce site and effectively compete against other online textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online. Presently there are over 530 stores licensing our E-commerce technology via CampusHub.

    Through C2O, we are able to offer a variety of products and services to participating college bookstores. C2O negotiates apparel and general merchandise discounts and develops and executes marketing programs for its membership. As a centralized buying service for 610 participating college bookstores including our own bookstores, C2O has evolved into a buying group with substantial purchasing power. Other C2O marketing services include a freight savings program, a check authorization program, and retail display allowances for magazine displays. Additionally, a staff of experienced C2O professionals consult with the management of bookstores. Services offered include strategic planning, store review, merchandise planning and help with other operational aspects of the business. While consulting has historically represented a relatively small component of C2O's business, it is nonetheless strategically important to the ongoing success of this aspect of our business.

    We also provide a consulting and store design program to assist college bookstores in store presentation and layout. Through our newly-introduced marketing services program, we are able to leverage our distribution channels. Marketing services offered by us enable national vendors to reach college students through in-store kiosks, prepackaged freshman mailers, coupon books, e-mail promotions and in-store displays.

WHOLESALE PROCUREMENT AND DISTRIBUTION

    Historically, because the demand for used textbooks has consistently exceeded supply, our sales have been primarily determined by the amount of used textbooks that we can purchase. We believe that, on average, we are able to fulfill approximately 20% to 25% of our demand. As a result, our success has depended primarily on our inventory procurement, and we continue to focus our efforts on obtaining inventory. In order to ensure our ability to both obtain and redistribute inventory, our Textbook Division strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores (primarily, independent and institutional college bookstores) through our employee account representatives. These 33 account representatives (as of March 31, 2004) are responsible for procuring used textbooks from students, marketing our services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of our systems products. We have been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the Textbook Division strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more books to us; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; (v) providing working capital flexibility for bookstores making substantial purchases; and (vi) establishing long-term supply arrangements by rewarding customers who make a long-term commitment to supplying us with a large portion of their books.

    The two major used textbook purchasing seasons are at the end of each academic semester, May and December. Although we make book purchases during other periods, the inventory purchased in May, before publishers announce their price increases in June and July, allows us to purchase inventory based on the lower retail prices of the previous year. The combination of this purchasing cycle and the fact that we are able to sell our inventory in relation to retail prices for the following year permits us to realize additional gross profit. We advance cash to our representatives during these two periods, and the representatives in turn buy books directly from students, generally through the on-campus bookstore.

    After we purchase the books, we arrange for shipment to one of our two warehouses (Nebraska and California) via common carrier. At the warehouse, we refurbish damaged books and categorize and shelf all other books in a timely manner, and enter them into our on-line inventory system. These two locations function as one facility allowing customers to access inventory at both locations.

    Customers place orders by phone, mail, fax or other electronic method. Upon receiving an order, we remove the books from available inventory and hold them for future shipping. Customers may return books within 60 days after the start of classes if a written request is enclosed. Returns currently average approximately 20.9% of sales and generally are attributable to course cancellations or overstocking. The majority of returns are textbooks that we are able to resell for the next semester.

BOOKSTORE DIVISION

    An important aspect of our business strategy is a program designed to reach new customers through the opening or acquisition of bookstores adjacent to college campuses or the contract-management of stores on campus. In addition to generating sales of new and used textbooks and general merchandise, these outlets enhance our Textbook Division by increasing the inventory of used books purchased from the campus.

    A desirable campus for a company-operated college bookstore is one on which we do not currently buy or sell used textbooks either because a competitor contract-manages the college's bookstore or the college bookstore does not have a strong relationship with us. We generally will not open a location on a campus where we already have a strong relationship with the college bookstore because some college bookstores may view having a competing location as a conflict of interest.

    We tailor each of our own bookstores to fit the needs and lifestyles of the campus on which it is located. Individual bookstore managers are given significant planning and managing responsibilities, including, hiring employees, controlling cash and inventory, and purchasing and merchandising product. We have staff specialists to assist individual bookstore managers in such areas as store planning, merchandise layout and inventory control.

    As of March 31, 2004 we operated 113 college bookstores nationwide, having expanded from 65 bookstores in fiscal 2000. During fiscal 2004 we purchased, or entered into contracts to manage, nine bookstores located in Wayne, Nebraska; Huntington, West Virginia; Mesa, Arizona; Phoenix, Arizona; Johnson City, Tennessee; Toledo, Ohio; and three locations in East Lansing, Michigan. We closed bookstores located in Chadron, Nebraska; Wayne, Nebraska; Columbia, South Carolina; Northridge, California; and Tempe, Arizona during fiscal 2004.

    The table below highlights certain information regarding our bookstores added and closed through March 31, 2004.

                Bookstores                                         Approximate
                 Open at   Bookstores   Bookstores    Bookstores      Total
                Beginning     Added       Closed      at End of      Square
                of Fiscal    During       During       Fiscal        Footage
   Fiscal Year    Year     Fiscal Year Fiscal Year(1)    Year     (in thousands)
   -----------  ---------  ----------- --------------  --------   --------------

       2000         65         35           2             98          733
       2001         98          4           0            102          740
       2002        102         10           4            108          797
       2003        108          4           3            109          798
       2004        109          9           5            113          847

------------

(1) In fiscal 2000, the property lease at one bookstore location expired and was not renewed by us and one Triro, Inc. bookstore location which did not meet our expansion criteria described below was closed. In fiscal 2002, the property leases at two bookstore locations expired and were not renewed by us and two bookstore locations in Austin, Texas were sold to a large Textbook Division customer. In fiscal 2003, the property leases at three bookstore locations expired and were not renewed by us. In fiscal 2004, five bookstores were closed, as either the lease expired, the contract-managed relationship was not renewed, or an agreement was reached with the landlord to terminate the lease.

    We plan to continue increasing the number of bookstores in operation. The bookstore expansion plan will focus on campuses where we do not already have a strong relationship with the on-campus bookstore. In determining to open a bookstore, we look at several criteria: (i) a large enough market to justify our efforts (typically this means a campus of at least 6,000 students); (ii) a site in close proximity to campus with adequate parking and accessibility; (iii) the potential of the bookstore to have a broad product mix (larger bookstores are more attractive than smaller bookstores because a full line of general merchandise can be offered in addition to textbooks); (iv) the availability of top-quality management; and (v) certain other factors, including leasehold improvement opportunities and personnel costs. We also plan to pursue opportunities to contract-manage additional stores. In determining to pursue opportunities to contract-manage a campus bookstore, we look at: (i) the size of the market; (ii) the competitive status of the market; (iii) the availability of top quality management; and (iv) certain other factors, including personnel costs.

    Our bookstores have an average size of 7,500 square feet but range in size from 400 to 50,000 square feet. We estimate that new bookstore leasehold improvements, furniture and fixtures, and automation with PRISM cost approximately $100,000 per bookstore, after giving effect to construction allowances.

MANAGEMENT INFORMATION SYSTEMS

    We believe that we can enhance efficiency, profitability and competitiveness through investments in technology. Our MIS operations process order entry, control inventory, generate purchase orders and customer invoices, generate various sales reports, and process and retrieve textbook information. All our bookstores operate with IBM RS/6000's. At the center of our MIS operations are our self-developed, proprietary software programs such as PRISM, our whole store management system, and PC-Text, our textbook management and inventory control system. This software is maintained and continuously enhanced by an experienced team of development and design professionals.

    In addition, we have developed software for E-commerce capabilities. These software products allow college bookstores to launch their own E-commerce site and effectively compete against other online textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online.

    None of our proprietary software programs are copyrighted, although we do have registered trademarks for certain names. In addition to using our software programs for our own management and inventory control, we license the use of our software programs to bookstores. Our software programs enhance the efficiency and cost-effectiveness of our operations, and their use by bookstores that are our customers or suppliers tends to solidify the relationship between us and such customers or suppliers, resulting in increased sales or supplies for us.

    MIS operations consist of four operating units: (i) the mainframe unit, which develops and supports all systems utilized in our warehouses and corporate offices; (ii) a system sales unit, which markets our college store management systems to colleges; (iii) the College Bookstore Management Systems ("CBMS"), which develops and supports the systems that are sold to bookstores; and (iv) CampusHub, which develops and supports software for E-commerce.

    We conduct training courses for all systems users at our headquarters in Lincoln, Nebraska. Classes are small and provide hands on demonstrations of the various systems. Printed reference manuals and training materials also accompany each system. The customer support unit of CBMS is staffed with approximately 50 experienced personnel. Personnel are available 24 hours a day to answer questions on a toll-free number.

CUSTOMERS

    We sell our products and services to college bookstores throughout the United States, Canada and Puerto Rico for ultimate use by the students of the respective colleges. Our 25 largest Textbook Division customers accounted for approximately 5.4% of our fiscal 2004 consolidated revenues. No single Textbook Division customer accounted for more than 1.0% of our fiscal 2004 consolidated revenues.

    Our Textbook Division purchases from and resells used textbooks to many of the nation's largest college campuses including: University of Texas; University of Southern California; Indiana University; San Diego State University; University of Washington; and University of Minnesota.

    Our college bookstores are located on many of the nation's largest college campuses including: University of Nebraska; University of Michigan; University of Maryland; Arizona State University; Pennsylvania State University; University of Kansas; Michigan State University; University of California - Berkeley; Texas A&M University; University of Florida; and University of Tennessee.

    Our distance education program is, among other things, a primary supplier of textbooks and educational material to students enrolled in on-line courses offered through one institution. That institution accounted for greater than 50.0% of total revenues in the distance education program. However, we have been informed by this institution that it intends to discontinue the use of our services for delivery of educational materials during fiscal 2005.

    No single customer accounted for more than 10.0% of our fiscal 2004 consolidated revenues.

COMPETITION

    Our Textbook Division competes in the used textbook wholesale distribution market. This market includes the sale of all used textbooks purchased from students by an independent third party which are then redistributed through college bookstores; sales to contract-managed stores, which obtain virtually all of their supply of used textbooks from within their chain of stores under common management; and used textbooks retained by college bookstores.

    Our two major competitors in the college store industry and used textbook business are Follett Campus Resources ("Follett") and MBS Textbook Exchange ("MBS"), which contract-manage approximately 680 stores and 430 stores, respectively. We believe that our market share of the used college textbook wholesale distribution market is comparable to that of Follett and MBS, individually. The remaining competitors are smaller regional companies, including Budgetext, Texas Book Company and Southeastern Book Company. Most of the leading companies in the industry also have an established retail presence, either through direct store ownership/operation or through contract-management.

    Many of Follett's college bookstores are located on smaller campuses. The size of the campus and Follett's presence there have precluded potential competitors such as us from entering these markets, which in turn affects both our ability to buy books and our ability to add new accounts. However, because it is required to supply used texts to all of its own stores, Follett must balance the demands of its own bookstores with those of its other independent customers.

    MBS is controlled by the same shareholder that controls Barnes & Noble. Consequently, MBS supplies approximately 430 Barnes & Noble college stores. MBS faces the same challenges that Follett faces in supplying existing institutional accounts. MBS has a strong systems division that competes actively with us for new customers and also fulfills all of the needs of the Barnes & Noble stores. Beyond MBS, we believe the market is fragmented.

    Our Bookstore Division competes with other college campus bookstores, including the on-campus bookstore in those locations where our bookstore is off-campus.

    Both our Textbook and Bookstore Divisions compete with a number of entities that have entered the college marketplace, or enhanced their sales channel to that marketplace, through E-commerce. These competitors typically use the Internet to establish websites designed to sell textbooks and/or other merchandise directly to students, bypassing the traditional college bookstore. By contrast, E-commerce services provided through CampusHub are designed to sell textbooks and other merchandise through college bookstore websites. We also compete against the expansion of electronic media as a source of textbook information, such as on-line resources, E-Books, print-on-demand textbooks and CD-ROM, which may replace or modify the need for students to purchase textbooks through the traditional college bookstore. We do not believe that such competition has had a material adverse impact on our results of operations, though we do believe electronic media to be a factor in the distance education program's largest customer deciding to discontinue the use of our services for delivery of distance education materials during fiscal 2005.

    Presently, we believe that our largest competitor in textbook distribution for the distance education market, and only other major competitor, is MBS.

    There is only one centralized buying service that is similar to C2O, the Independent College Bookstore Association ("ICBA"). Participation by college bookstores in C2O's or ICBA's centralized buying service is voluntary, and college bookstores may, and some do, belong to both buying associations.

GOVERNMENTAL REGULATION

    We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and the presence of hazardous substances in the workplace and establish standards for vehicle and employee safety and for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, the Hazardous Materials Transportation Act and the Occupational Safety and Health Act. Future developments, such as stricter environmental or employee health and safety laws and regulations thereunder, could affect our operations. We do not currently anticipate that the cost of our compliance with, or of any foreseeable liabilities under, environmental and employee health and safety laws and regulations will have a material adverse affect on our business or financial condition.

EMPLOYEES

    As of March 31, 2004 we had a total of approximately 2,500 employees, of which approximately 1,000 were full-time, approximately 400 were part-time and approximately 1,100 were temporary. We have no unionized employees and believe that our relationship with our employees is satisfactory.

    In view of the seasonal nature of our Textbook Division, we utilize seasonal labor to improve operating efficiency. We employ a small number of "flex-pool" workers who are cross-trained in a variety of warehouse functions. Recently, we have employed up to 50 flex-pool workers in the Nebraska and California facilities, thereby enabling us to lower Textbook Division operating expenses. Temporary employees augment the flex-pool to meet periodic labor demands.


                               ITEM 2. PROPERTIES.

    We own our two Textbook Division warehouses (totaling 244,000 square feet) in Lincoln, Nebraska (one of which is also the location of our headquarters), and lease our 60,000 square foot Textbook Division warehouse in Cypress, California. The Cypress lease expires on August 31, 2007. Our distance education program resides in a leased facility with 49,500 square feet in Athens, Ohio. The lease expires on May 31, 2007 and has one five-year option to renew.

    Listed below, set forth as of March 31, 2004, are our college bookstores, their location, college served and the school's estimated enrollment.


Institution                                       Location           Enrollment  Store Name
-----------                                       --------           ----------  ----------
University of Alabama                             Tuscaloosa, AL         20,300  The College Store
University of Arkansas - Little Rock              Little Rock, AR        11,400  Campus Bookstore
Northern Arizona University                       Flagstaff, AZ          19,900  The College Store
Northern Arizona University                       Flagstaff, AZ          19,900  University Text and Tools



Institution                                       Location           Enrollment  Store Name
-----------                                       --------           ----------  ----------
Mesa Community College, also serving:             Mesa, AZ               25,000  The Textbook Company
   Chandler Gilbert Community College - Pecos                             7,500
Western International University                  Phoenix, AZ             3,300  Western International
                                                                                   University Bookstore (1)
Arizona State University                          Tempe, AZ              47,400  The College Store
University of Arizona                             Tucson, AZ             37,100  Arizona Book Store
University of Arizona                             Tucson, AZ             37,100  Arizona  Bookstore South
University of California - Berkeley               Berkeley, CA           33,100  Ned's Bookstore
University of California - Berkeley               Berkeley, CA           33,100  Ned's Bookstore
University of California - Berkeley               Berkeley, CA           33,100  Ned's Bookstore
University of Northern Colorado                   Greeley, CO            11,400  The Book Stop
Daytona Beach Community College                   Daytona Beach, FL      18,200  College Book Rack
University of Florida, also serving:              Gainesville, FL        47,900  Florida Book Store
   Santa Fe Community College                                            13,800
University of Florida, also serving:              Gainesville, FL        47,900  Florida Book Store, Volume II
   Santa Fe Community College                                            13,800
Miami-Dade College                                Miami, FL              21,700  Lemox College Book & Supply
University of Central Florida, also serving:      Orlando, FL            38,500  College Book & Supply
   Seminole Community College                                            11,300
   Valencia Community College                                            16,000
University of Central Florida                     Orlando, FL            38,500  Knight's Corner
Georgia State University                          Atlanta, GA            28,100  Georgia Book Store
Drake University                                  Des Moines, IA          5,100  D-Shoppe (1)
Drake University, also serving:                   Des Moines, IA          5,100  University Book Store (2)
   Mercy College of Health Sciences                                         600
Southern Illinois University                      Carbondale, IL         21,400  Saluki Bookstore
Ball Sate University                              Muncie, IN             18,300  Collegiate Book Exchange
Valparaiso University                             Valparaiso, IN          3,900  University Book Center (1)
University of Kansas                              Lawrence, KS           26,800  University Book Shop
Johnson County Community College                  Overland Park, KS      17,600  The College Store
Western Kentucky University                       Bowling Green, KY      17,300  Lemox Book Company
Western Kentucky University                       Bowling Green, KY      17,300  Lemox II
University of Louisville                          Louisville, KY         21,500  College Book Warehouse
Eastern Kentucky University                       Richmond, KY           15,800  University Book & Supply
University of Maryland                            College Park, MD       34,800  Maryland Book Exchange
Prince George's Community College                 Largo, MD              12,600  Prince George's Community
                                                                                    College Bookstore (1)
Concordia University - Ann Arbor                  Ann Arbor, MI             500  Concordia College Bookstore (1)
University of Michigan                            Ann Arbor, MI          39,000  Michigan Book & Supply
University of Michigan                            Ann Arbor, MI          39,000  Ulrich's Bookstore
Oakland University                                Auburn Hills, MI       16,600  Textbook Outlet
Wayne County Community College                    Belleville, MI         11,100  WCCCD Bookstore (1)
Wayne County Community College                    Detroit, MI            11,100  WCCCD Bookstore (1)
Wayne County Community College                    Detroit, MI            11,100  WCCCD Bookstore (1)
Wayne County Community College                    Detroit, MI            11,100  WCCCD Bookstore (1)
Wayne County Community College                    Taylor, MI             11,100  WCCCD Bookstore (1)
Michigan State University                         East Lansing, MI       44,500  The College Store
Michigan State University                         East Lansing, MI       44,500  Ned's Bookstore
Michigan State University                         East Lansing, MI       44,500  Spartan Art Store (1)
Michigan State University                         East Lansing, MI       44,500  Spartan Bookstore (1)
Michigan State University                         East Lansing, MI       44,500  Spartan Medical Store (1)
Kettering University                              Flint, MI               2,500  Kettering Campus Store (1)
Eastern Michigan University, also serving:        Ypsilanti, MI          23,700  Campus Book & Supply
   Washtenaw Community College                                           12,000
   Washtenaw Technical Middle College                                       500
Eastern Michigan University                       Ypsilanti, MI          23,700  Ned's Bookstore
Eastern Michigan University                       Ypsilanti, MI          23,700  Ned's College of Business
                                                                                    Bookstore
Minnesota State University Mankato                Mankato, MN            12,800  Maverick Bookstore (2)
North Carolina State University                   Raleigh, NC            29,900  Packbackers Student Bookstore
Chadron State College                             Chadron, NE             1,700  Eagle Pride Bookstore (1)
University of Nebraska - Kearney                  Kearney, NE             6,400  The Antelope Bookstore (1)
University of Nebraska - Lincoln                  Lincoln, NE            22,600  Big Red Shop
University of Nebraska - Lincoln                  Lincoln, NE            22,600  Nebraska Bookstore (2)
Nebraska Wesleyan University                      Lincoln, NE             1,500  Prairie Wolves Bookstore (1)
Wayne State College                               Wayne, NE               3,300  Wayne State College Bookstore (1)
University of Nevada Las Vegas                    Las Vegas, NV          24,200  Rebelbooks
State University of New York - Buffalo, also      Amherst, NY            25,800  The College Store
serving:
   Erie Community College - North Campus                                 11,500
State University of New York - Binghamton         Vestal, NY             12,500  The Bookbridge
University of Akron                               Akron, OH              24,300  The College Store
Ohio University                                   Athens, OH             16,900  Specialty Books
Ohio State University                             Columbus, OH           50,700  College Town
Wright State University, also serving:            Fairborn, OH           15,700  The College Store
   Sinclair Community College                                            19,400


Institution                                       Location           Enrollment  Store Name
-----------                                       --------           ----------  ----------
University of Toledo                              Toledo, OH             19,000  Student Bookstore
University of Oklahoma                            Norman, OK             27,700  Boomer Book Company
University of Oklahoma                            Norman, OK             27,700  Sooner Textbooks
Oklahoma State University                         Stillwater, OK         21,100  Cowboy Book
Indiana University of Pennsylvania                Indiana, PA            13,900  The College Store
University of Pittsburgh                          Pittsburgh, PA         27,000  GotUsed Bookstore
Pennsylvania State University                     State College, PA      41,800  University Book Centre
College of Charleston                             Charleston, SC         11,500  University Book of Charleston
University of South Carolina                      Columbia, SC           25,400  Carolina Spirit Shop
University of South Carolina                      Columbia, SC           25,400  South Carolina Book Store
East Tennessee State University                   Johnson City, TN       11,400  The College Store
East Tennessee State University                   Johnson City, TN       11,400  East Tennessee State University
                                                                                    Bookstore (1)
University of Tennessee                           Knoxville, TN          27,300  Rocky Top Books
University of Tennessee                           Knoxville, TN          27,300  Rocky Top East (2)
University of Texas - Arlington                   Arlington, TX          25,000  The College Store
Austin Community College                          Austin, TX             29,100  Bevo's
Austin Community College                          Austin, TX             29,100  Bevo's
Blinn College                                     Bryan, TX              13,000  Traditions Bookstore
Texas A&M University                              College Station, TX    44,900  Traditions Bookstore
Texas A&M University                              College Station, TX    44,900  Traditions Bookstore
Texas A&M University                              College Station, TX    44,900  Traditions Bookstore
Southern Methodist University                     Dallas, TX             11,000  Varsity Bookstore
University of North Texas, also serving:          Denton, TX             31,100  Voertman's (2)
   North Central Texas College                                            6,100
   Texas Woman's University                                               8,700
University of Texas - Pan American                Edinburg, TX           15,300  South Texas Book & Supply
North Harris College                              Houston, TX            10,400  College Bookstore (2)
North Harris College                              Humble, TX             10,400  College Bookstore
University of Houston, also serving:              Houston, TX            35,100  Rother's Bookstore
   Texas Southern University School of Law                                  200
Texas Tech University                             Lubbock, TX            28,500  Double T Bookstore
Texas Tech University                             Lubbock, TX            28,500  Double T Bookstore
Texas Tech University                             Lubbock, TX            28,500  Double T Bookstore
Texas Tech University                             Lubbock, TX            28,500  Spirit Shop
South Texas Community College                     McAllen, TX            13,700  South Texas Book & Supply
Stephen F. Austin State University                Nacogdoches, TX        11,400  Varsity Book Store
San Antonio College, also serving:                San Antonio, TX        22,100  L&M Bookstore
   Northwest Vista College                                                6,800
   Palo Alto College                                                      6,500
   St. Philip's College                                                   9,000
   UTSA - Downtown                                                        6,000
University of Texas - San Antonio                 San Antonio, TX        24,700  L&M UTSA Bookstore
Southwest Texas State University - San Marcos     San Marcos, TX         26,300  Colloquium Bookstore
Southwest Texas State University - San Marcos     San Marcos, TX         26,300  Colloquium Bookstore
Southwest Texas State University - San Marcos     San Marcos, TX         26,300  Colloquium Bookstore
Tarleton State University                         Stephenville, TX        8,800  The College Store
Baylor University                                 Waco, TX               13,300  University Bookstore
Baylor University                                 Waco, TX               13,300  University Bookstore and
                                                                                    Spirit Shop
Midwestern State University                       Wichita Falls, TX       6,500  The College Store
Virginia Polytechnic Institute and State          Blacksburg, VA         28,000  Tech Bookstore
   University
Old Dominion University                           Norfolk, VA            20,800  Dominion Bookstore
Radford University                                Radford, VA             9,200  Radford Book Exchange
Western Washington University, also serving:      Bellingham, WA         11,800  The College Store
   Whatcom Community College                                              4,200
Marshall University                               Huntington, WV         16,000  Stadium Bookstore


------------

(1) Denotes properties leased from the educational institution
    ("contract-managed" stores).

(2) Property is owned by us.


                           ITEM 3. LEGAL PROCEEDINGS.

    From time to time, we are subject to legal proceedings and other claims arising in the ordinary course of our business. We believe that currently we are not a party to any litigation the outcome of which would have a material adverse affect on our financial condition or results of operations. We maintain insurance coverage against claims in an amount which we believe to be adequate.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No items were submitted to a vote by our security holders during the fourth quarter of fiscal 2004.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    There were no equity securities sold by us during fiscal 2004. There is no established public trading market for our common stock and all of our common stock is owned by NBC. As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data", the payment of dividends is subject to various restrictions under our debt instruments. In accordance with such covenants, in fiscal 2004 we declared and paid $8.2 million in dividends to NBC for interest due and payable on NBC's senior discount debentures, $32.8 million in dividends to NBC in conjunction with the purchase of treasury stock associated with the December 10, 2003 debt refinancing, and $184.3 million in dividends to NBC in conjunction with the March 4, 2004 Transaction. No dividends were declared by us during fiscal 2003.

    Additional information regarding equity compensation plans can be found in
Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

                        ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth our selected historical consolidated financial and other data as of and for the one month ended March 31, 2004 (successor), the eleven months ended February 29, 2004 and the fiscal years ended March 31, 2003, 2002, 2001, and 2000 (predecessor), respectively. The selected historical consolidated financial data was derived from our audited consolidated financial statements.

    The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto included in
Item 8, "Financial Statements and Supplementary Data."


                                           Successor (1)                        Predecessor (1)
                                           ------------ -----------------------------------------------------------------
                                             1 Month     11 Months                     Fiscal Years Ended
                                              Ended        Ended       --------------------------------------------------
                                            March 31,   February 29,    March 31,    March 31,    March 31,    March 31,
                                              2004          2004           2003         2002        2001         2000
                                           ------------ -------------- ------------ ------------ ----------- ------------
                                                                           (dollars in thousands)
Statement of Operations Data:
  Revenues                                    $ 13,317      $ 385,364     $370,510    $ 338,917    $301,669     $267,069
  Costs of sales                                 7,768        231,874      224,488      206,976     187,099      164,984
                                           ------------ -------------- ------------ ------------ ----------- ------------
      Gross profit                               5,549        153,490      146,022      131,941     114,570      102,085
  Operating expenses:
    Selling, general, and administrative         8,540         91,740       90,391       84,871      74,100       65,820
    Depreciation                                   343          2,977        2,988        3,087       2,956        3,096
    Amortization (4)                               649          1,162          644          505      10,446        9,320
    Stock-based compensation                         -          7,264            -            -           -            -
                                           ------------ -------------- ------------ ------------ ----------- ------------
      Income (loss) from operations             (3,983)        50,347       51,999       43,478      27,068       23,849
  Other expenses (income):
    Interest expense                             2,227         22,409       14,212       17,189      17,487       17,469
    Interest income                                (97)          (308)        (360)        (400)       (615)        (356)
    (Gain) loss on derivative instruments            -            (57)         156          361           -            -
                                           ------------ -------------- ------------ ------------ ----------- ------------
      Income (loss) before income taxes         (6,113)        28,303       37,991       26,328      10,196        6,736
  Income tax expense (benefit)                  (2,398)        11,108       14,985       10,492       5,857        4,845
                                           ------------ -------------- ------------ ------------ ----------- ------------
      Net income (loss)                       $ (3,715)     $  17,195     $ 23,006    $  15,836    $  4,339     $  1,891
                                           ============ ============== ============ ============ =========== ============

Other Data:
  EBITDA (2)                                  $ (2,991)     $  54,486     $ 55,631    $  47,070    $ 40,470     $ 36,265
  Net cash flows from operating activities      (7,764)        46,913       37,332       31,038       8,839       18,945
  Net cash flows from investing activities      (2,591)        (6,452)      (5,327)      (7,616)     (4,994)     (30,244)
  Net cash flows from financing activities     (36,030)          (204)      (4,018)     (16,412)     (3,887)      11,690
  Capital expenditures                             720          3,965        3,708        2,277       1,759        3,542
  Business acquisition expenditures (3)          1,849          2,355        1,389        6,110       2,975       26,072
  Number of bookstores open at
  end of the period                                113            112          109          108         102           98

Balance Sheet Data (At End of Period):
  Cash and cash equivalents                   $ 33,276      $  79,662     $ 39,405    $  11,419    $  4,410     $  4,451
  Working capital                              106,259        132,729       82,959       75,865      72,394       62,244
  Total assets                                 647,723        255,848      208,466      182,794     165,136      166,100
  Total debt, including current maturities     373,179        187,782      143,367      147,576     161,773      166,302

(1) On March 4, 2004, Weston Presidio acquired the controlling interest in NBC, and hence in us, through a series of steps which resulted in Weston Presidio owning a substantial majority of NBC's common stock. For ease of presentation, financial information presented in this table reflects this transaction as if it had occurred on March 1, 2004. We have determined that no material transactions occurred during the period from March 1, 2004 through March 4, 2004. As a result of the March 4, 2004 Transaction, financial information for periods ending prior to March 1, 2004 is presented as the "Predecessor," while financial information for periods ending after March 1, 2004 is presented as the "Successor."

        As a result of the March 4, 2004 Transaction, which included substantial increases in long-term indebtedness through the issuance of new indebtedness and amortizable identifiable intangibles through the application of purchase accounting, the results of our operations beginning with the one month ended March 31, 2004 include higher interest and amortization expense. Additionally, the results of our operations for the eleven months ended February 29, 2004 contain non-recurring charges associated with (a) the write-off of $6.7 million of debt issue costs in conjunction with the March 4, 2004 Transaction and a debt refinancing which occurred on December 10, 2003; (b) call premiums totaling $3.2 million related to the March 4, 2004 Transaction; and (c) stock-based compensation totaling $7.3 million associated with the March 4, 2004 Transaction and the December 10, 2003 debt refinancing.

(2) EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that EBITDA is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

        The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":


                                              Successor                          Predecessor
                                             ----------- --------------------------------------------------------
                                                1 Month    11 Months                   Fiscal Year Ended
                                                Ended        Ended     ------------------------------------------
                                               March 31,  February 29,  March 31,  March 31, March 31,  March 31,
                                                 2004        2004         2003        2002      2001      2000
                                             ----------- ------------- ---------- ---------- --------- ----------
                                                                      (dollars in thousands)
EBITDA                                         $ (2,991)     $ 54,486   $ 55,631   $ 47,070  $ 40,470   $ 36,265

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

Interest income                                      97           308        360        400       615        356
Provision for losses on receivables                 218            66        452      1,630       434        141
Cash paid for interest                           (4,174)      (11,956)   (13,549)   (15,225)  (16,001)   (16,175)
Cash paid for income taxes                          (10)       (6,467)   (14,533)    (4,063)   (6,018)    (2,424)
(Gain) loss on disposal of assets                    14           408         36       (483)       60         18
Other                                                 -             -          -          -         -          7
Changes in operating assets and liabilities,
net of effect of acquistions/disposals (5)         (918)       10,068      8,935      1,709   (10,721)       757

                                             ----------- ------------- ---------- ---------- --------- ----------
Net Cash Flows from Operating Activities       $ (7,764)     $ 46,913   $ 37,332   $ 31,038  $  8,839   $ 18,945
                                             =========== ============= ========== ========== ========= ==========

(3) Business acquisition expenditures represent established businesses purchased by us.

(4) We adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on April 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested for impairment on a periodic basis.

(5) Changes in operating assets and liabilities, net of effect of acquisitions/disposals includes the changes in the balances of receivables, inventories, prepaid expenses and current other assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

    The following discussions should be read in conjunction with our consolidated financial statements and the related notes thereto included in Item 8, "Financial Statements and Supplementary Data," and other information in this Annual Report on Form 10-K.

                                EXECUTIVE SUMMARY

FISCAL 2004 HIGHLIGHTS

    This summary refers to our operations for the predecessor period from April 1, 2003 to February 29, 2004 and the successor period from March 1, 2004 to March 31, 2004 on a "combined" basis. This basis assists us in comparing results of operations between the current fiscal year with the previous year.

    CHANGES IN CAPITALIZATION. We underwent two transactions during the fiscal year that ultimately provided us with a revised capital structure, a new controlling shareholder through the change in control at NBC and revised debt service requirements. Those transactions were a debt refinancing in December, 2003 and the recapitalization transaction that we are referring to as the March 4, 2004 Transaction. New or amended debt instruments arising out of the March 4, 2004 Transaction included an amended and restated $230.0 million Senior Credit Facility, our private placement for $175.0 million of 8.625% Senior Subordinated Notes and NBC's private placement for $77.0 million of 11.0% Senior Discount Notes. We describe those transactions in more detail later in Management's Discussion & Analysis.

    REVENUE GROWTH. Our combined consolidated revenues grew 7.6% to $398.7 million, the highest level in our history. That increase was primarily due to our continuing efforts to add college bookstores, either through acquisition or contract management, strong same store sales in our retail college bookstores and strong revenue growth within our Complementary Services Division, primarily in the systems divisions.

    OPERATING DIVISION RESULTS. We achieved strong results in EBITDA from several of our divisions. EBITDA is considered a non-GAAP measure by SEC Regulation G and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis. EBITDA increased 13.8% in our Bookstore Division and 40.9% in our Complementary Services Division. Those increases continue the trend of positive year over year operating results for those divisions which have been driven by strong revenue growth, steady or improving gross margins and expense control. Our Textbook Division declined slightly due primarily to a decrease in the number of units purchased in the major buyback periods in December of 2002 and May of 2003 which supplied the peak selling periods for fiscal 2004. Our combined consolidated EBITDA decreased approximately $4.1 million to $51.5 million primarily due to the impact of the two transactions referred to in "Changes in capitalization" above which included combined stock-based compensation charges of $7.3 million and $0.2 million of other charges related to the debt refinancing.

    THECAMPUSHUB.COM, INC. AND OTHER ACQUISITIONS. We completed a number of acquisitions during fiscal 2004, including the acquisition of TheCampusHub.com, Inc. CampusHub provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet. The acquisition enables us to complement our bookstore management systems, which we sell through the Complementary Services Division, with Internet capabilities. We also continued the expansion of our College Bookstore Division through acquisition or contract-management of 9 new locations. Finally, we did close four bookstore locations primarily due to poor performance and we lost the contract management of one other bookstore location during the fiscal year.

    LARGE DISTANCE EDUCATION CUSTOMER LOSS. Our largest customer in the distance education business, which is included in the Complementary Services Division, informed us in our fiscal fourth quarter that it intends to discontinue the use of our services for delivery of educational materials during the 2005 fiscal year. Revenue from that customer exceeded $22.0 million in fiscal 2004. The distance education business is a low EBITDA contributor as a percentage of revenue - typically 3-5%. We do expect revenues from the distance education business, after adjusting for the loss of this customer, to continue to grow.

CHALLENGES AND EXPECTATIONS

    We expect that we will continue to face challenges and opportunities similar to those that we have faced in the recent past. We have experienced, and continue to experience, competition for the supply of used textbooks from other textbook wholesalers, competition from alternative media as a source of textbook information, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal 2005. We also expect that our capital spending will remain modest for a company of our size.


           FISCAL YEAR ENDED MARCH 31, 2004 COMPARED WITH FISCAL YEAR
                             ENDED MARCH 31, 2003.

    Unless otherwise noted, for purposes of management's discussion and analysis of results of operations for the fiscal year ended March 31, 2004, which includes the predecessor period from April 1, 2003 to February 29, 2004 and the successor period from March 1, 2004 to March 31, 2004, results of operations are presented on a "combined" basis, which combines the results of operations for the predecessor and successor periods, to assist in comparing results of operations between fiscal years.

    REVENUES. Revenues for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003 and the corresponding change in revenues (based upon combined revenues for fiscal 2004) were as follows:

                                    Successor            Predecessor
                                 -------------- --------------------------------
                                    1 Month         11 Months                             Change
                                     Ended            Ended        Year Ended    ------------------------
                                 March 31, 2004 February 29, 2004 March 31, 2003    Amount    Percentage
                                 -------------- ----------------- -------------- ------------ -----------
Textbook Division                 $  4,484,265    $ 125,746,000  $ 132,806,703  $ (2,576,438)    (1.9)%

Bookstore Division                   5,318,989      234,328,454    216,943,133    22,704,310     10.5 %

Complementary Services Division      4,443,778       49,754,314     44,004,856    10,193,236     23.2 %

Intercompany eliminations             (929,638)     (24,465,094)   (23,244,843)   (2,149,889)     9.2 %
                                 -------------- ---------------- -------------- ------------- -----------
                                  $ 13,317,394    $ 385,363,674  $ 370,509,849  $ 28,171,219      7.6 %
                                 ============== ================ ============== ============= ===========

    The decrease in Textbook Division revenues was due primarily to a decrease in the number of units sold. We believe that unit sales are down for the year primarily due to a decrease in the number of units purchased in the December of 2002 and May of 2003 student book buys, which supplied the peak selling periods in fiscal 2004. Textbook Division revenues are limited by the supply of used textbooks available to us. The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores (defined by us as stores acquired since April 1, 2002) and increases in same store sales. The new bookstores provided an additional $14.4 million of revenue in the year ended March 31, 2004. This increase was offset, in part, by a $2.5 million decrease in revenues attributable to stores closed since April 1, 2002. Same store sales increased 5.1%, or $10.8 million. Complementary Services Division revenues increased primarily due to increased installation and training activity in the systems divisions, the acquisition of TheCampusHub.com, Inc. in July, 2003, and growth in the distance education program. However, future revenue streams for the distance education program will be impacted by certain developments as described in Recent Developments. Corresponding to the overall growth in the number of company-owned college bookstores and growth in services provided to our college bookstores by the Complementary Services Division, our intercompany transactions also increased.

    GROSS PROFIT. Gross profit for the year ended March 31, 2004 increased $13.0 million, or 8.9%, to $159.0 million from $146.0 million for the year ended March 31, 2003. This increase was primarily due to higher revenues, along with a slightly higher gross margin percent. Gross margin percent was 39.9% for the year ended March 31, 2004 as compared to 39.4% for the year ended March 31, 2003, driven primarily by improved gross margin percents in the Bookstore and Textbook Divisions.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended March 31, 2004 increased $9.9 million, or 10.9%, to $100.3 million from $90.4 million for the year ended March 31, 2003. Selling, general and administrative expenses as a percentage of revenues were 25.2% and 24.4% for the years ended March 31, 2004 and 2003, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted increases in personnel costs, shipping costs, and rent, as well as an increased focus on advertising. Additionally, $0.2 million in expenses were recorded in conjunction with the debt refinancing on December 10, 2003 and $0.3 million in expenses were recorded in conjunction with our new human resources system.

    STOCK-BASED COMPENSATION. Stock-based compensation expense was incurred in conjunction with the March 4, 2004 Transaction, whereby 40,668 options to purchase shares of NBC Acquisition Corp. Class A Common Stock were converted into the right to receive cash payments which totaled $7.1 million. Additionally, in connection with the December 10, 2003 debt refinancing, 838 options to purchase shares of NBC Acquisition Corp. Class A Common Stock were converted into the right to receive cash payments which totaled $0.2 million. Such costs represent the difference between the fair value of the NBC Acquisition Corp. Class A Common Stock underlying such options at the time the options were converted into the right to receive cash payment and the exercise price on such options.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003 and the corresponding change in EBITDA (based upon combined EBITDA for fiscal 2004) were as follows:

                                   Successor             Predecessor
                                ---------------  ------------------------------
                                                                                          Change
                                 1 Month Ended   11 Months Ended   Year Ended    -----------------------
                                March 31, 2004  February 29, 2004 March 31, 2003    Amount    Percentage
                                --------------- ----------------- -------------- ------------ ----------
Textbook Division                  $   (85,994)   $  33,544,806   $ 33,915,223   $  (456,411)    (1.3)%

Bookstore Division                  (2,471,525)      33,190,998     26,992,497     3,726,976     13.8 %

Complementary Services Division        251,371        2,624,520      2,041,093       834,798     40.9 %

Corporate administration              (685,336)     (14,874,542)    (7,318,023)   (8,241,855)   112.6 %
                                --------------- ---------------- -------------- ------------- ----------
                                   $(2,991,484)   $  54,485,782   $ 55,630,790   $(4,136,492)    (7.4)%
                                =============== ================ ============== ============= ==========

    The decrease in EBITDA in the Textbook Division is primarily attributable to lower revenues. Bookstore Division EBITDA improved as a result of the aforementioned increases in revenues and gross margin percent. Complementary Services Division EBITDA improved as a result of increasing revenues and controlling expenses. Corporate Administration EBITDA declined by $8.2 million, primarily as a result of expenses of the March 4, 2004 Transaction, December 10, 2003 debt refinancing, and installation of the new human resources system.

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that EBITDA is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":


                                                      Successor         Predecessor      Predecessor
                                                    ---------------- ----------------- ---------------
                                                     1 Month Ended     11 Months Ended     Year Ended
                                                    March 31, 2004   February 29, 2004  March 31, 2003
                                                    ---------------- ----------------- ---------------
EBITDA                                                $  (2,991,484)   $ 54,485,782      $ 55,630,790

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                            97,587         307,680           360,448
  Provision for losses on receivables                       218,205          66,393           451,578
  Cash paid for interest                                 (4,173,547)    (11,955,528)      (13,549,099)
  Cash paid for income taxes                                 (9,991)     (6,466,526)      (14,533,352)
  Loss on disposal of assets                                 13,582         408,095            35,428
  Changes in operating assets and liabilities, net
  of effect of acquisitions/disposals (1)                  (918,756)     10,066,803         8,935,820
                                                    ---------------- ---------------   ---------------
Net Cash Flows from Operating Activities              $  (7,764,404)   $ 46,912,699      $ 37,331,613
                                                    ================ ===============   ===============
Net Cash Flows from Investing Activities              $  (2,591,297)   $ (6,451,658)     $ (5,327,072)
                                                    ================ ===============   ===============
Net Cash Flows from Financing Activities              $ (36,030,404)   $   (204,137)     $ (4,018,436)
                                                    ================ ===============   ===============

        (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    DEPRECIATION EXPENSE. Depreciation expense for the year ended March 31, 2004 increased $0.3 million, or 11.1% to $3.3 million from $3.0 million for the year ended March 31, 2003, primarily due to growth and the step-up in basis of property and equipment resulting from the March 4, 2004 Transaction.

    AMORTIZATION EXPENSE. Amortization expense for the year ended March 31, 2004 increased $1.2 million to $1.8 million from $0.6 million for the year ended March 31, 2003, primarily due to the March 4, 2004 Transaction, which significantly increased the balance of amortizable intangibles, and amortization of developed technology assets obtained through the acquisition of TheCampusHub.com, Inc. in July, 2003.

    INTEREST EXPENSE, NET. Interest expense, net for the year ended March 31, 2004 increased $10.3 million, or 74.9%, to $24.2 million from $13.9 million for the year ended March 31, 2003, primarily due to interest costs arising from the March 4, 2004 Transaction and the December 10, 2003 debt refinancing. As a result of these two transactions, $6.7 million in debt issue costs associated with retired debt were written-off to interest expense. Additionally, $3.2 million in call premiums were recorded to interest expense in connection with the tendering or calling of the $110.0 million senior subordinated notes in conjunction with the March 4, 2004 Transaction. Finally, interest expense increased as a result of our higher-leveraged position, as total long-term indebtedness increased from $143.4 million at March 31, 2003 to $373.2 million at March 31, 2004, primarily attributable to the March 4, 2004 Transaction.

    (GAIN) LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. (Gain) loss on derivative financial instruments for the year ended March 31, 2004 improved $0.2 million compared to the year ended March 31, 2003 due to the increase in the fair market value of the interest rate swap agreements that expired on July 31, 2003.

    INCOME TAXES. Income tax expense for the year ended March 31, 2004 decreased $6.3 million, or 41.9%, to $8.7 million from $15.0 million for the year ended March 31, 2003. Our effective tax rate was 39.3% and 39.4% for the years ended March 31, 2004 and 2003, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

           FISCAL YEAR ENDED MARCH 31, 2003 COMPARED WITH FISCAL YEAR
                             ENDED MARCH 31, 2002.

    REVENUES. Revenues for the years ended March 31, 2003 and 2002 and the corresponding change in revenues were as follows:

                                   Predecessor    Predecessor            Change
                                 --------------- -------------- ------------------------
                                      2003           2002           Amount    Percentage
                                 --------------- -------------- ------------  ----------
Textbook Division                 $ 132,806,703  $ 122,893,781  $  9,912,922      8.1 %
Bookstore Division                  216,943,133    201,399,648    15,543,485      7.7 %
Complementary Services Division      44,004,856     38,093,091     5,911,765     15.5 %
Intercompany eliminations           (23,244,843)   (23,470,111)      225,268     (1.0)%
                                 --------------- -------------- ------------- ----------
                                  $ 370,509,849  $ 338,916,409  $ 31,593,440      9.3 %
                                 =============== ============== ============= ==========

    The increase in Textbook Division revenues for the year ended March 31, 2003 was due in part to publisher price increases, complemented by an increase in unit sales. The increase in Bookstore Division revenues was primarily attributable to an increase in same store sales of 4.9%, or $9.4 million, and to the acquisition of new college bookstores (defined by us as stores acquired since April 1, 2001). These new bookstores provided a $6.2 million increase in revenues. Complementary Services Division revenues increased primarily due to growth in our distance education program, offset in part by outsourcing the plastic bag program late in fiscal 2002 and a decline in systems division revenues resulting from revisions made to certain agreements with TheCampusHub.com, Inc. and a drop in system installations. The increased revenues in distance education resulted primarily from additional services provided to the program's largest account and, in part, to services provided to new accounts. Our intercompany transactions decreased primarily due to changes made to some of the Complementary Services Division programs.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 2003 increased $5.5 million, or 6.5%, to $90.4 million from $84.9 million for fiscal 2002. Selling, general and administrative expenses as a percentage of revenues were 24.4% and 25.0% in fiscal 2003 and fiscal 2002, respectively. The increase in expenses is primarily the result of our growth, as previously discussed. The decrease in expenses as a percentage of revenues is primarily attributable to revenue growth outpacing growth in certain expenses, particularly salaries and wages.

    EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for fiscal 2003 and 2002 and the corresponding change in EBITDA were as follows:

                                  Predecessor    Predecessor           Change
                                 -------------- -------------- ------------------------
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

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that EBITDA is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":

                                                Predecessor  Predecessor
                                               ------------- -------------
                                                  Year Ended March 31,
                                                   2003          2002
                                               ------------- -------------
EBITDA                                          $55,630,790  $ 47,069,865

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                   360,448       399,573
  Provision for losses on receivables               451,578     1,629,704
  Cash paid for interest                        (13,549,099)  (15,224,920)
  Cash paid for income taxes                    (14,533,352)   (4,062,737)
  (Gain) loss on disposal of assets                  35,428      (482,810)
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)     8,935,820     1,709,245
                                               ------------- -------------
Net Cash Flows from Operating Activities        $37,331,613  $ 31,037,920
                                               ============= =============
Net Cash Flows from Investing Activities        $(5,327,072) $ (7,616,067)
                                               ============= =============
Net Cash Flows from Financing Activities        $(4,018,436) $(16,412,081)
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

    INTEREST EXPENSE, NET. Interest expense, net for fiscal 2003 decreased $2.9 million, or 17.5%, to $13.9 million from $16.8 million for fiscal 2002, primarily due to reduced interest charges on the Senior Credit Facility resulting from the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002 and reduced usage under the Revolving Credit Facility. Additionally, a portion of interest expense associated with the interest rate swap agreements previously classified as interest expense is now included in the loss on derivative financial instruments, as discussed in the footnotes to the consolidated financial statements presented in Item 8, "Financial Statements and Supplementary Data."

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

    INCOME TAXES. Income tax expense for fiscal 2003 increased $4.5 million, or 42.8%, to $15.0 million from $10.5 million for fiscal 2002. Our effective tax rate for fiscal years 2003 and 2002 was 39.4% and 39.8%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

RECENT DEVELOPMENTS

    We have been informed by the distance education program's largest customer that it intends to discontinue the use of our services for delivery of educational materials during fiscal 2005. Revenues attributable to this customer for the fiscal year ended March 31, 2004 exceeded $22.0 million. We estimate that EBITDA as a percentage of revenue for this program is approximately 3-5%. We expect revenues from the distance education program, after adjusting for the loss of this customer, to continue to grow.

RISK FACTORS

    The risks described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

    WE FACE COMPETITION IN OUR MARKETS. Our industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than us and have substantially greater resources than us. We cannot give assurances that our business will not be adversely affected by increased competition in the markets in which we currently operate or in markets in which we will operate in the future, or that we will be able to improve or maintain our profit margins. In recent years, an increasing number of institution-owned college stores have decided to contract-manage their bookstore operations. As of April 1, 2003, approximately 28% of NACS U.S. members, according to The National Association of College Stores, were contract-managed. The leading managers of these stores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed stores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed stores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.

    We are also experiencing growing competition from alternative media as a source of textbook information, such as on-line resources, e-books, print-on-demand textbooks and CD-ROMs, and from the use of course packs, which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students, all of which have the potential to reduce or replace the need for textbooks. A substantial increase in the availability of these alternative media as a source of textbook information could significantly reduce college students' use of traditional textbooks and thus have a material adverse effect on our business and results of operations.

    WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE BOOKSTORES OR INTEGRATE OUR FUTURE ACQUISITIONS. Part of our business strategy is to expand sales for our college bookstore operations by acquiring bookstores. We cannot give assurances that we will be able to identify additional bookstores for acquisition or that any anticipated benefits will be realized from any of these acquisitions. Due to the seasonal nature of business in our bookstores, operations may be affected by the time of year when a bookstore is acquired. The process may require financial resources that would otherwise be available for our existing operations. We cannot give assurances that the integration of our future acquisitions will be successful or that the anticipated strategic benefits of our future acquisitions will be realized or that they will be realized within time frames contemplated by our management. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on our reported operating results, diversion of management's attention, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities and actions of our competitors and customers. If we are unable to successfully integrate our future acquisitions for these or other reasons, our results from operations may be adversely affected.

    IF WE ARE UNABLE TO OBTAIN A SUFFICIENT SUPPLY OF USED TEXTBOOKS, OUR BUSINESS MAY BE ADVERSELY AFFECTED. We are generally able to sell a substantial majority of our available used textbooks and, therefore, our ability to purchase a sufficient number of used textbooks largely determines our used textbook sales for future periods. Successfully acquiring books requires a visible presence on college campuses at the end of each semester, which requires hiring a significant number of temporary personnel, and having access to sufficient funds under our Revolving Credit Facility or other financing alternatives. Textbook acquisition also depends upon college students' willingness to sell their used textbooks at the end of each semester. The unavailability of sufficient personnel or credit, or a shift in student preferences, could impair our ability to acquire sufficient used textbooks to meet our sales objectives and adversely affect our results of operations.

    WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF WHOM COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL PERFORMANCE. Our future success depends to a significant extent on the efforts and abilities of our management team. As outlined in Item 10, "Directors and Executive Officers of the Registrant", our management team has over 150 years of cumulative experience in the college bookstore industry. The loss of the services of these individuals could have a material adverse effect on our business, financial condition and results of operations.

    OUR OPERATIONS MAY BE ADVERSELY AFFECTED IF PUBLISHERS DO NOT CONTINUE TO INCREASE PRICES OF TEXTBOOKS ANNUALLY. We generally buy used textbooks based on publishers' prevailing prices for new textbooks just prior to the implementation by publishers of their annual price increases (which historically have been 4% to 5%) and resell these textbooks shortly thereafter based upon the new higher prices, thereby creating an immediate margin increase. Our ability to increase our used textbook prices each year depends on annual price increases on new textbooks implemented by publishers. The failure of publishers to continue annual increases could adversely affect our results of operations.

    THE SEASONALITY OF OUR WHOLESALE AND BOOKSTORE OPERATIONS COULD NEGATIVELY AFFECT OUR OPERATING RESULTS. Our wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal 2004, approximately 43% of our annual revenues occurred in the second fiscal quarter (July-September), while approximately 29% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the year, increasing substantially at the end of each semester, in May and December, as a result of the buying periods. We fund our working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations. A significant reduction in sales during our peak selling periods could have a material adverse effect on our financial condition or results of operations for the year.

    THE INDENTURES GOVERNING THE SENIOR SUBORDINATED NOTES AND NBC'S SENIOR DISCOUNT NOTES, AS WELL AS THE SENIOR CREDIT FACILITY, IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM INCURRING ADDITIONAL INDEBTEDNESS AND TAKING SOME ACTIONS. The indentures governing the Senior Subordinated Notes and NBC's Senior Discount Notes restrict our ability to do the following: incur additional indebtedness; pay dividends or make other restricted payments; consummate certain asset sales, create liens on assets; enter into transactions with affiliates; make investments, loans or advances; consolidate or merge with or into any other person; and convey, transfer or lease all or substantially all of our assets or change the business we conduct.

    The Senior Credit Facility prohibits us from prepaying other indebtedness. In addition, we are required to comply with and maintain specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios and a minimum fixed charge coverage ratio. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot give assurances that we will satisfy these requirements in the future. A breach of any of these covenants could result in a default under the Senior Credit Facility or the indentures. Upon an event of default under the Senior Credit Facility, the lenders could elect to declare all amounts and accrued interest outstanding under the Senior Credit Facility to be due and payable and could terminate their commitments to make further extensions of credit under the Senior Credit Facility and the holders of the Senior Subordinated Notes and NBC's Senior Discount Notes could elect to declare all amounts under such notes immediately due and payable. If we were unable to repay our indebtedness under the Senior Credit Facility, the lenders could proceed against the collateral securing the indebtedness. If the indebtedness under the Senior Credit Facility were accelerated, we cannot give assurances that our assets would be sufficient to repay in full such indebtedness and other indebtedness, including the Senior Subordinated Notes and NBC's Senior Discount Notes. Substantially all of our assets are pledged as security under the Senior Credit Facility.

    WE ARE CONTROLLED BY ONE PRINCIPAL EQUITY HOLDER, WHO HAS THE POWER TO TAKE UNILATERAL ACTION. Following the March 4, 2004 Transaction, Weston Presidio beneficially owns approximately 84.4% of our parent's (NBC's) issued and outstanding common stock and options available under the 2004 Stock Option Plan. As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC's and our certificate of incorporation and fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to other affected parties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventory valuation and obsolescence, intangible assets, rebate programs, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

    PRODUCT RETURNS. We recognize revenue from Textbook Division sales at the time of shipment. We have established a program which, under certain conditions, enables our customers to return textbooks. We record reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. Additional reductions to revenue and costs of sales may be required if the actual rate of product returns exceeds the estimated rate of product returns. The estimated rate of product returns is determined utilizing actual historical product return experience.

    BAD DEBTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance, we analyze the aging of the receivable, the customer's financial position, historical collection experience, and other economic and industry factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    INVENTORY VALUATION. Our Bookstore Division values new textbook and non-textbook inventories at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments and estimates which impact the ending inventory valuation at cost as well as the resulting gross margins. Changes in the fact patterns underlying such management judgments and estimates could ultimately result in adjusted inventory costs.

    INVENTORY OBSOLESCENCE. We account for inventory obsolescence based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions, and industry and other factors.

    GOODWILL AND INTANGIBLE ASSETS. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including Statements of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED; No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS; and No. 144, IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Our evaluation of impairment is based on a combination of our projection of estimated future cash flows and other valuation methodologies. We are required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. We are also required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets. The March 4, 2004 Transaction resulted in the application of purchase accounting to the Company's balance sheet as of the transaction date. The fair values of the Company's assets and liabilities were determined in part from a valuation by an independent appraiser. In certain circumstances, Company management performed valuations where appropriate. The value of goodwill in the transaction was determined by taking the difference between the purchase price and the fair value of net assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our Revolving Credit Facility. At March 31, 2004, our total indebtedness was approximately $373.2 million, consisting of an $180.0 million Term Loan, $175.0 million of Senior Subordinated Notes, $15.4 million of senior subordinated notes which were called for redemption on March 4, 2004 and redeemed on April 3, 2004, and $2.8 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued Senior Discount Notes which provided $50.0 million in net proceeds (face value of $77.0 million less original issue discount of $27.0 million).

    On October 7, 2003, along with NBC, we filed Current Reports on Form 8-K announcing that we were soliciting consents to amend certain of the covenants and other provisions of the indentures governing the senior subordinated notes and senior discount debentures. The amendments would have allowed, among other things, (i) for the entry into either an amendment and restatement of the then-existing senior credit facility or a new secured credit facility, (ii) for the refinancing or repayment of the then-existing senior credit facility, and
(iii) for the payment of a dividend by us to NBC to be used by NBC to purchase or redeem a defined number of shares of NBC's common stock and stock options underlying NBC's stock. Neither of us received the requisite consents of holders of the senior subordinated notes and senior discount debentures.

    As announced on November 10, 2003 and January 8, 2004 in Current Reports on Form 8-K's filed with the Securities and Exchange Commission, NBC purchased 116,786 shares of its common stock and 838 options to purchase NBC's common stock were converted into the right to receive cash payment on December 10, 2003. The cost of the treasury shares was $32.7 million and stock-based compensation expense resulting from cancellation of the options was $0.2 million. A substantial portion of a $34.5 million dividend from us was used to fund the purchase of the treasury shares. In order to finance the dividend payment, the related transactions and the fees and expenses relating thereto, we completed a debt refinancing in which we amended and restated our then-existing senior credit facility, providing for a $75.0 million Term Loan and a $50.0 million Revolving Credit Facility.

    After the dividend payment, payment of principal, interest, and other costs associated with the then-existing senior credit facility, and payment of the fees and expenses relating to the transactions, there were proceeds of $24.4 million remaining. We ultimately utilized such proceeds to assist in financing the March 4, 2004 Transaction.

    On March 4, 2004, Weston Presidio acquired the controlling interest in NBC through a series of steps which resulted in Weston Presidio owning a substantial majority of NBC's common stock. The transaction was accomplished pursuant to, among other instruments, an Agreement & Plan of Merger and a Stock Purchase Agreement dated February 18, 2004. The series of related steps underlying this transaction included the following:

    (1) We refinanced our existing $125.0 million senior credit facility with a $230.0 million senior credit facility (the "Senior Credit Facility") comprised of an $180.0 million term loan (the "Term Loan") which matures on March 4, 2011 and was drawn in full in connection with the consummation of the transaction, and a $50.0 million revolving credit facility (the "Revolving Credit Facility") which matures on March 4, 2009 and was not drawn upon at the consummation of the transaction.

    (2) We completed a private placement of $175.0 million principal amount of 8.625% senior subordinated notes (the "Senior Subordinated Notes") which mature on March 15, 2012. On April 27, 2004, we filed a Form S-4 Registration Statement with the Securities and Exchange Commission for the purpose of registering debt securities to be issued in exchange for the Senior Subordinated Notes. Such Registration Statement was declared effective by the Securities and Exchange Commission on May 7, 2004. All notes were tendered in the offer to exchange that was completed on June 8, 2004. The terms of the securities issued in the exchange offer are identical to those in effect at March 31, 2004.

    (3) NBC completed a private placement of $77.0 million principal amount of 11.0% senior discount notes (the "Senior Discount Notes") which mature on March 15, 2013. The Senior Discount Notes were issued at a discount of $27.0 million and will become fully-accreted on March 15, 2008, at which point semi-annual cash interest payments begin to accrue and are payable beginning September 15, 2008. On April 27, 2004, NBC filed a Form S-4 Registration Statement with the Securities and Exchange Commission for the purpose of registering debt securities to be issued in exchange for the Senior Discount Notes. Such Registration Statement was declared effective by the Securities and Exchange Commission on May 7, 2004. All notes were tendered in the offer to exchange that was completed on June 8, 2004. The terms of the securities issued in the exchange offer are identical to those in effect at March 31, 2004.

    (4) We completed a cash tender offer for, and partial redemption of, our $110.0 million principal amount of outstanding 8.75% senior subordinated notes. Untendered notes which totaled $15.4 million were called for redemption on March 4, 2004 and redeemed on April 3, 2004. Funds totaling $16.1 million, including accrued interest and call premiums on such indebtedness, were held in escrow as of March 31, 2004, pending the April 3, 2004 redemption. Such escrowed funds are presented in "restricted cash" in the Consolidated Balance Sheet included in Item 8, "Financial Statements and Supplementary Data."

    (5) NBC completed a cash tender offer for, and partial redemption of, its $76.0 million principal amount of outstanding 10.75% senior discount debentures. Untendered debentures which totaled $10.5 million were called for redemption on March 4, 2004 and redeemed on April 3, 2004. Funds totaling $11.0 million, including accrued interest and call premiums on such indebtedness, were held in escrow as of March 31, 2004, pending the April 3, 2004 redemption. Such escrowed funds are presented in "restricted cash" with an offsetting amount due to parent included in "accounts payable" in the Consolidated Balance Sheet included in Item 8, "Financial Statements and Supplementary Data."

    (6) Weston Presidio made an initial equity investment of $28.2 million in NBC Holdings Corp., funds for which were ultimately paid to NBC in the form of a capital contribution.

    (7) Weston Presidio purchased 36,455 shares of NBC's common stock directly from its holders for $8.4 million.

    (8) 870,285 shares of NBC's common stock were cancelled upon NBC's payment of $180.4 million in merger consideration to the holders of such shares.

    (9) 397,711 shares of NBC common stock were exchanged for 512,799 shares of capital stock of New NBC Acquisition Corp., a new corporation formed by Weston Presidio, in the merger of the two entities with NBC as the surviving entity.

   (10) Weston Presidio and current and former members of management contributed 495,981 shares and 16,818 shares, respectively, of NBC's common stock to NBC Holdings Corp. in exchange for a like number of shares of NBC Holdings Corp. capital stock.

   (11) Options to acquire 49,778 shares of NBC's common stock held by members of management were exchanged for options to acquire a like number of shares of NBC Holdings Corp. capital stock.

   (12) We declared and paid dividends of $184.3 million to NBC to help finance the transaction.

       Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and NBC's Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, we are scheduled to make principal payments totaling approximately $1.8 million in fiscals 2005-2010 and $169.2 million in fiscal 2011. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards the Term Loan principal balances. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by us. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.

INVESTING CASH FLOWS

    Our capital expenditures were $4.7 million, $3.7 million, and $2.3 million for the fiscal years ended March 31, 2004, 2003, and 2002, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2004 was $6.5 million.

    Business acquisition expenditures were $4.2 million, $1.4 million, and $6.1 million for the fiscal years ended March 31, 2004, 2003, and 2002, respectively. For the fiscal year ended March 31, 2004, single bookstore locations were acquired serving Wayne State College, Mesa Community College, Western International University, the University of Toledo, East Tennessee State University, Marshall University; and 3 bookstore locations were acquired serving Michigan State University. For the fiscal year ended March 31, 2003, single bookstore locations were acquired serving Stephen F. Austin State University, the University of Northern Colorado; and 2 bookstore locations were acquired serving Western Kentucky University. For the fiscal year ended March 31, 2002, single bookstore locations were acquired serving Western Washington University, Chadron State College, North Carolina State University, the University of Oklahoma, Radford University, the University of Central Florida; and 2 bookstore locations each were acquired serving the University of Florida and the University of California - Berkeley. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During fiscal 2004, bookstore locations serving Wayne State College, Columbia College, California State University - Northridge, Chadron State College, and Arizona State University were closed, as either the lease expired, the contract-managed relationship was not renewed, or an agreement was reached with the landlord to terminate the lease. During fiscal 2003, bookstores serving

Virginia Commonwealth University, Ferris State University, and the University of California - Berkeley were closed upon the expiration of the property leases. During fiscal 2002, we closed bookstores serving Austin Community College and Coconino Community College upon expiration of the property leases and sold certain assets of two of our college bookstore locations serving the University of Texas in Austin, Texas for approximately $1.1 million, recognizing a gain on disposal of approximately $0.5 million. This gain is presented as an offset to selling, general, and administrative expenses in our Consolidated Statements of Operations included in Item 8, "Financial Statements and Supplementary Data."

    On July 1, 2003, we acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. CampusHub is no longer separately incorporated and is instead accounted for as a division within our Complementary Services Division segment. CampusHub provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. This transaction, with a net purchase price of $10.0 million, was financed primarily through the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock.

OPERATING CASH FLOWS

      Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). For the year ended March 31, 2004, weighted-average borrowings under the Revolving Credit Facility approximated $1.7 million, with actual borrowings ranging from a low of no borrowings to a high of $14.5 million. Net cash flows from operating activities for the year ended March 31, 2004 were $39.1 million, an increase of $1.8 million from $37.3 million for the year ended March 31, 2003. This increase was primarily due to (a) $11.0 million in accounts payable attributable to cash held in escrow related to a portion of NBC's senior discount debentures which were called for redemption on April 3, 2004; (b) $3.2 million in call premiums incurred in connection with the tendering and calling of the $110.0 million senior subordinated notes in conjunction with the March 4, 2004 Transaction; (c) $7.3 million of stock-based compensation paid in conjunction with the March 4, 2004 Transaction and the December 10, 2003 debt refinancing; and (d) the tax benefit associated with the call premiums and stock-based compensation.

COVENANT RESTRICTIONS

    Access to our principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The Senior Credit Facility restricts our ability to make loans or advances and pay dividends, except that, among other things, we may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by NBC. The indenture governing the Senior Subordinated Notes restricts the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Discount Notes contains similar restrictions on NBC's ability and the ability of its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect our ability to meet our cash obligations for the foreseeable future. These covenant restrictions were similar under the indebtedness retired as a result of the March 4, 2004 Transaction. In accordance with such covenants, we declared and paid dividends to NBC of (a) $8.2 million for cash interest payments made on the senior discount debentures due August 15, 2003 and February 15, 2004; (b) $32.8 million to finance the purchase of treasury stock associated with the December 10, 2003 debt refinancing; and (c) $184.3 million to assist in financing the March 4, 2004 Transaction.

SOURCES OF AND NEEDS FOR CAPITAL

    As of March 31, 2004, we could borrow up to $38.5 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at March 31, 2004. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

    We believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance our current operations, any required excess cash flow payments, increased cash interest requirements resulting from the March 4, 2004 Transaction, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt financing or capital contributions.

    The following tables present aggregated information as of March 31, 2004 regarding our contractual obligations and commercial commitments:


                                                                       Payments Due by Period
                                                      ------------------------------------------------------------
                  Contractual                           Less Than         2-3             4-5          After 5
                  Obligations              Total          1 Year          Years           Years          Years
-------------------------------------  -------------- -------------- --------------- -------------- --------------
Long-term debt                         $ 370,873,880   $ 17,238,881    $  3,667,918   $  3,684,129   $346,282,952
Interest on long-term debt (1)           197,797,399     24,023,712      51,007,460     55,394,200     67,372,027
Capital lease obligations                  2,305,584        167,433         489,905        651,928        996,318
Interest on capital lease obligations      1,161,936        257,356         442,435        309,858        152,287
Unconditional purchase obligations                 -              -               -              -              -
Operating leases                          49,436,000      9,762,000      17,694,000     11,274,000     10,706,000
                                       -------------- -------------- --------------- -------------- --------------
Total                                  $ 621,574,799   $ 51,449,382    $ 73,301,718   $ 71,314,115   $425,509,584
                                       ============== ============== =============== ============== ==============


                                                              Amount of Commitment Expiration Per Period
                                          Total       -----------------------------------------------------------
                Other Commercial         Amounts        Less Than         2-3             4-5          Over 5
                  Commitments           Committed        1 Year          Years           Years          Years
------------------------------------  --------------- -------------- --------------- -------------- --------------
Unused line of credit (2)              $  50,000,000   $          -    $          -   $ 50,000,000   $          -
                                      =============== ============== =============== ============== ==============


(1) Interest on the variable rate debt is estimated based upon implied forward rates in the yield curve at March 31, 2004 and does not reflect any potential management of interest rate fluctuations through interest rate swap agreements or other similar instruments.

(2) Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the line of credit.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

    In fiscal 2001, we entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by HWP. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon our acquisition of all of the outstanding shares of common stock of TheCampusHub.com, Inc. This business combination was accounted for by us in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill. The management services agreement reimbursed us for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the years ended March 31, 2004, 2003, and 2002, revenues attributable to the management services agreement totaled $0.1 million, $0.3 million, and $1.0 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million, $0.6 million, and $0.8 million, respectively. Net amounts due from TheCampusHub.com, Inc. at March 31, 2003 totaled $0.1 million.

    In accordance with our debt covenants, we declared and paid $8.2 million in dividends to NBC for interest due and payable on the senior discount debentures during fiscal 2004; declared and paid $32.8 million in dividends to NBC for the purchase of treasury stock associated with the December 10, 2003 debt refinancing; and declared and paid $184.3 million in dividends in connection with the March 4, 2004 Transaction.

IMPACT OF INFLATION

    Our results of operations and financial condition are presented based upon historical costs. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that the effects of inflation, if any, on our results of operations and financial condition have not been material. However, there can be no assurance that during a period of significant inflation, our results of operations will not be adversely affected.

ACCOUNTING STANDARDS NOT YET ADOPTED

    In May, 2003 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"), to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions that have been deferred. Adoption of SFAS No. 150 had no impact and is not expected to have a significant impact on our consolidated financial statements.

    In January, 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46) and later revised FIN 46 in December, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 become effective on varying dates. As these provisions become effective and are adopted, they have not had and are not expected to have a significant impact on our consolidated financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

    This Annual Report on Form 10-K contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media as a source of textbook information; ability to successfully acquire bookstores or to integrate future acquisitions; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or inability to raise or unavailability of additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular this Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $373.2 million in total indebtedness outstanding at March 31, 2004, approximately $180.0 million is subject to fluctuations in the Eurodollar rate. As provided in our Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and, in the past, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. We had separate five-year amortizing interest rate swap agreements with two financial institutions whereby our variable rate term debt was converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the then-existing credit agreement). Such agreements expired on July 31, 2003. Depending upon interest rate trends in the future, we may choose to manage our risk to variable interest rate fluctuations by again entering into interest rate swap agreements.

    The following table presents quantitative information about our market risk sensitive instruments (the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2004):


                                 Fixed Rate Debt             Variable Rate Debt
                             ---------------------------  ---------------------------
                                              Weighted-                    Weighted-
                                               Average                      Average
                               Principal      Interest      Principal      Interest
                               Cash Flows       Rate      Cash Flows (1)     Rate
                             ---------------  ----------  ---------------  ----------
Fiscal Year Ended March 31:
  2005                        $  15,606,314       8.67%    $   1,800,000       4.32%
  2006                              251,807       8.67%        1,800,000       5.40%
  2007                              306,016       8.66%        1,800,000       6.34%
  2008                              346,989       8.66%        1,800,000       7.02%
  2009                              389,068       8.65%        1,800,000       7.51%
  Thereafter                    176,279,270       8.64%      171,000,000       8.00%
                             ---------------  ----------  ---------------  ----------
    Total                     $ 193,179,464       8.65%    $ 180,000,000       6.63%
                             ===============  ==========  ===============  ==========

    Fair Value                $ 194,361,088           -    $ 180,000,000       -
                             ===============              ===============

(1) Principal cash flows represent scheduled principal payments and are adjusted for anticipated excess cash flow payments and optional prepayments (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, to be applied toward principal balances.

    Certain quantitative market risk disclosures have changed since March 31, 2003 as a result of market fluctuations, movement in interest rates, expiration of the interest rate swap agreements, the December 10, 2003 debt refinancing, the March 4, 2004 Transaction, and principal payments. The following table presents summarized market risk information for the years ended March 31, 2004 and 2003 (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                March 31,     March 31,
                                                  2004           2003
                                             -------------- -------------
Fair Values:
  Fixed rate debt                             $ 194,361,088 $ 113,676,064
  Variable rate debt                            180,000,000    30,447,160
  Interest rate swaps                                     -      (845,669)

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                      8.65%         8.83%
  Variable rate debt                                   6.63%         4.24%
  Interest rate swaps receive rate                        -          1.22%

                 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements of Nebraska Book Company, Inc.

Report of Independent Registered Public Accounting Firm                       33

Consolidated Balance Sheets as of March 31, 2004 (Successor) and
March 31, 2003 (Predecessor)                                                  34

Consolidated Statements of Operations for the One Month Ended March 31, 2004 (Successor), the Eleven Months Ended February 29, 2004 (Predecessor), and the
Years Ended March 31, 2003 and 2002 (Predecessor)                             35

Consolidated Statements of Stockholder's Equity for the One Month Ended March 31, 2004 (Successor), the Eleven Months Ended February 29, 2004 (Predecessor),
and the Years Ended March 31, 2003 and 2002 (Predecessor)                     36

Consolidated Statements of Cash Flows for the One Month Ended March 31, 2004 (Successor), the Eleven Months Ended February 29, 2004 (Predecessor), and the
Years Ended March 31, 2003 and 2002 (Predecessor)                             37

Notes to Consolidated Financial Statements                                    38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Nebraska Book Company, Inc.
Lincoln, Nebraska

    We have audited the accompanying consolidated balance sheets of Nebraska Book Company, Inc. (a wholly-owned subsidiary of NBC Acquisition Corp.) and subsidiary as of March 31, 2004 (Successor) and March 31, 2003 (Predecessor), and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the one month ended March 31, 2004 (Successor), the eleven months ended February 29, 2004 (Predecessor), and the years ended March 31, 2003 and 2002 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nebraska Book Company, Inc. and subsidiary as of March 31, 2004 (Successor) and March 31, 2003 (Predecessor), and the results of their operations and their cash flows for the one month ended March 31, 2004 (Successor), the eleven months ended February 29, 2004 (Predecessor), and the years ended March 31, 2003 and 2002 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP

Lincoln, Nebraska
June 25, 2004

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------

                                                   Successor    Predecessor
                                                 ------------- -------------
                                                   March 31,    March 31,
                                                     2004         2003
                                                 ------------- ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $ 33,276,181  $ 39,405,382
  Restricted cash                                  27,065,000             -
  Receivables                                      30,412,590    29,085,329
  Inventories                                      70,139,222    68,315,352
  Recoverable income taxes                          5,351,480             -
  Deferred income taxes                             6,102,015     3,861,932
  Prepaid expenses and other assets                   873,167       834,284
                                                 ------------- ------------
    Total current assets                          173,219,655   141,502,279

PROPERTY AND EQUIPMENT, net of
depreciation & amortization                        36,133,256    27,666,370

GOODWILL                                          268,646,931    30,472,823

IDENTIFIABLE INTANGIBLES, net of amortization     157,505,632     1,350,660

DEBT ISSUE COSTS, net of amortization              10,001,172     4,142,416

OTHER ASSETS                                        2,216,565     3,331,134
                                                 ------------- ------------
                                                 $647,723,211  $208,465,682
                                                 ============= ============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $ 29,300,768  $ 19,857,301
  Accrued employee compensation and benefits        9,118,730    10,642,713
  Accrued interest                                  2,041,957     1,512,733
  Accrued incentives                                6,982,304     5,518,883
  Accrued expenses                                  1,211,448     1,077,844
  Income taxes payable                                      -        89,932
  Deferred revenue                                    898,658       538,230
  Current maturities of long-term debt             17,238,881    19,181,277
  Current maturities of capital lease obligations     167,433       124,703
                                                 ------------- ------------
    Total current liabilities                      66,960,179    58,543,616

LONG-TERM DEBT, net of current maturities         353,634,999   121,755,713

CAPITAL LEASE OBLIGATIONS,
net of current maturities                           2,138,151     2,305,583

OTHER LONG-TERM LIABILITIES                           317,287       300,823

DEFERRED INCOME TAXES                              61,849,744             -

DUE TO PARENT                                      16,836,358    12,371,846

COMMITMENTS (Note I)

STOCKHOLDER'S EQUITY:
  Common stock, voting, authorized 50,000 shares
  of $1.00 par value; issued and
  outstanding 100 shares                                  100           100
  Additional paid-in capital                      137,957,716    46,986,333
  Retained earnings (accumulated deficit)           8,028,677   (33,379,701)
  Accumulated other comprehensive loss                      -      (418,631)
                                                 ------------- ------------
    Total stockholder's equity                    145,986,493    13,188,101
                                                 ------------- ------------
                                                 $647,723,211  $208,465,682
                                                 ============= ============

See notes to consolidated financial statements.


NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------

                                     Successor                   Predecessor
                                  --------------- -------------------------------------------
                                  1 Month Ended   11 Months Ended         Year Ended
                                    March 31,      February 29,     March 31,      March 31,
                                       2004            2004            2003           2002
                                  --------------- --------------- -------------- ------------
REVENUES, net of returns            $ 13,317,394    $385,363,674   $370,509,849  $338,916,409

COSTS OF SALES                         7,768,616     231,874,108    224,488,201   206,975,716
                                  --------------- --------------- --------------  -----------
  Gross profit                         5,548,778     153,489,566    146,021,648   131,940,693

OPERATING EXPENSES:
  Selling, general and
  administrative                       8,540,262      91,739,844     90,390,858    84,870,828
  Depreciation                           342,992       2,977,309      2,987,947     3,087,234
  Amortization                           649,000       1,162,320        644,053       504,468
  Stock-based compensation                     -       7,263,940              -             -
                                  --------------- --------------- --------------  -----------
                                       9,532,254     103,143,413     94,022,858    88,462,530
                                  --------------- --------------- --------------  -----------

INCOME (LOSS) FROM OPERATIONS         (3,983,476)     50,346,153     51,998,790    43,478,163
                                  --------------- --------------- --------------  -----------

OTHER EXPENSES (INCOME):
  Interest expense                     2,226,851      22,408,295     14,212,281    17,189,316
  Interest income                        (97,587)       (307,680)      (360,448)     (399,573)
  (Gain) loss on derivative
  financial instruments                        -         (57,296)       155,831       360,445
                                  --------------- --------------- --------------  -----------
                                       2,129,264      22,043,319     14,007,664    17,150,188
                                  --------------- --------------- --------------  -----------

INCOME (LOSS) BEFORE INCOME TAXES     (6,112,740)     28,302,834     37,991,126    26,327,975

INCOME TAX EXPENSE (BENEFIT)          (2,397,491)     11,108,144     14,984,792    10,491,668
                                  --------------- --------------- --------------  -----------

NET INCOME (LOSS)                   $ (3,715,249)   $ 17,194,690   $ 23,006,334  $ 15,836,307
                                  =============== =============== ============== ============


See notes to consolidated financial statements.


NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------------------

                                                              Retained      Accumulated
                                             Additional       Earnings        Other
                                    Common    Paid-in       (Accumulated   Comprehensive              Comprehensive
                                    Stock     Capital         Deficit)     Income (Loss)     Total     Income (Loss)
                                    ------- -----------    -------------  --------------- ----------- -------------
BALANCE, April 1, 2001
(Predecessor)                        $ 100  $  46,435,726   $ (72,222,342) $        -    $(25,786,516)

  Contributed capital                    -        (31,252)              -           -         (31,252) $          -

  Net income                             -              -      15,836,307           -      15,836,307    15,836,307

  Other comprehensive loss,
  net of taxes:

    Cumulative effect of adoption of
    SFAS No.133, net of taxes
    of $401,760                          -              -               -    (602,640)       (602,640)     (602,640)

    Unrealized losses on interest
    rate swap agreements, net of taxes
    of $1,285                            -              -               -      (1,927)         (1,927)       (1,927)

                                    ------- -------------  --------------  ------------   ------------  -------------
BALANCE, March 31, 2002
(Predecessor)                          100  $  46,404,474     (56,386,035)   (604,567)    (10,586,028) $ 15,231,740
                                                                                                       =============

  Contributed capital                    -        581,859               -           -         581,859  $          -

  Net income                             -              -      23,006,334           -      23,006,334    23,006,334

  Other comprehensive income,
  net of taxes:

    Unrealized gains on interest rate
    swap agreements, net of taxes
    of $146,900                          -              -               -     185,936         185,936       185,936

                                    ------- -------------  -------------- -------------  -------------  -------------
BALANCE, March 31, 2003
(Predecessor)                          100     46,986,333     (33,379,701)   (418,631)     13,188,101  $ 23,192,270
                                                                                                       =============

  Contributed capital                    -      9,932,075               -           -       9,932,075  $          -

  Net income                             -              -      17,194,690           -      17,194,690    17,194,690

  Dividends declared                     -              -     (43,727,584)          -     (43,727,584)            -

  Other comprehensive income,
  net of taxes:

    Unrealized gains on interest rate
    swap agreements, net of taxes
    of $256,145                          -              -               -     418,631         418,631       418,631

                                     ------- -------------  -------------- -------------  ------------ -------------
BALANCE, February 29, 2004
(Predecessor)                          100     56,918,408     (59,912,595)          -      (2,994,087) $ 17,613,321
                                                                                                       =============

  March 4, 2004 Transaction:

    Record step-up in basis of assets
    and liabilities                      -    334,216,997               -           -     334,216,997  $          -
    Dividends declared to parent to
    finance transaction                  -              -    (181,571,265)          -    (181,571,265)            -
    Repayments received on management
    notes to parent                      -         50,471               -           -          50,471             -
    Reset retained earnings              -   (253,227,786)    253,227,786           -               -             -

  Contributed capital                    -           (374)              -           -            (374)            -
  Net loss                               -              -      (3,715,249)          -      (3,715,249)   (3,715,249)
                                    ------- -------------  -------------- ------------   ------------  -------------
BALANCE, March 31, 2004 (Successor)  $ 100  $ 137,957,716   $   8,028,677  $        -    $145,986,493  $ (3,715,249)
                                    ======= =============  ============== ============   ============  =============

See notes to consolidated financial statements.


NEBRASKA BOOK COMPANY, INC.

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                               Successor              Predecessor
                                                            ------------- -----------------------------------------
                                                            1 Month Ended 11 Months Ended       Year Ended
                                                              March 31,    February 29,     March 31,   March 31,
                                                                 2004          2004          2003        2002
                                                            ------------- ---------------  ---------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $ (3,715,249)   $ 17,194,690  $ 23,006,334 $ 15,836,307
  Adjustments to reconcile net income (loss)
  to net cash flows from operating activities:
     Provision for losses on receivables                          218,205         66,393       451,578    1,629,704
     Depreciation                                                 342,992      2,977,309     2,987,947    3,087,234
     Amortization                                                 766,693      9,135,071     1,937,425    2,137,968
     Noncash interest (income) expense from
     derivative financial instruments                                   -         (1,030)     (249,310)     250,340
     (Gain) loss on derivative financial instruments                    -       (169,863)     (190,583)     360,445
     (Gain) loss on disposal of assets                             13,582        408,095        35,428     (482,810)
     Deferred income taxes                                       (898,964)     4,110,000     1,269,000     (500,000)
     Changes in operating assets and liabilities,
     net of effect of acquisitions/disposals:
       Receivables                                             (4,242,720)     3,658,110      (175,488)     309,193
       Inventories                                              5,031,722     (4,791,883)    2,061,981   (6,554,490)
       Recoverable income taxes                                (3,198,588)    (2,127,892)            -      706,408
       Prepaid expenses and other assets                          (88,681)        83,487      (335,844)     (94,740)
       Other assets                                              (363,805)      (814,529)     (346,736)    (683,573)
       Accounts payable                                          (129,715)    10,418,017     3,927,555    3,436,113
       Accrued employee compensation and benefits              (1,005,513)      (602,470)    1,731,811    2,398,129
       Accrued interest                                        (2,064,389)     2,593,613       (34,466)      80,556
       Accrued incentives                                        (213,186)     1,676,607     1,923,255    2,613,734
       Accrued expenses                                           (61,411)       192,125        16,875       96,188
       Income taxes payable                                             -        (89,932)   (3,594,507)   3,684,439
       Deferred revenue                                           153,037        207,391       105,440      153,808
       Other long-term liabilities                                  1,516         14,948        26,971       34,883
       Due to parent                                            1,690,070      2,774,442     2,776,947    2,538,084
                                                            -------------  ------------  ------------ -------------
          Net cash flows from operating activities             (7,764,404)    46,912,699    37,331,613   31,037,920

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (719,844)    (3,964,662)   (3,707,733)  (2,276,892)
  Acquisitions, net of cash acquired                           (1,848,798)    (2,355,486)   (1,389,338)  (6,109,599)
  Proceeds from sale of bookstores                                      -              -             -    1,139,400
  Proceeds from sale of property and equipment and other            2,095          9,676        19,643       49,487
  Software development costs                                      (24,750)      (141,186)     (249,644)    (418,463)
                                                             -------------  ------------  ------------ -------------
          Net cash flows from investing activities             (2,591,297)    (6,451,658)   (5,327,072)  (7,616,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                    355,000,000     75,000,000             -            -
  Payment of financing costs                                  (10,118,865)    (3,830,335)      (32,446)           -
  Principal payments on long-term debt                       (169,592,270)   (30,470,840)   (4,476,155) (16,308,445)
  Principal payments on capital lease obligations                 (10,395)      (122,287)     (114,524)    (117,388)
  Dividends paid to parent                                   (184,294,345)   (41,004,504)            -            -
  Increase in restricted cash                                 (27,065,000)             -             -            -
  Capital contributions                                            50,471        223,829       604,689       13,752
                                                             -------------  ------------  ------------ -------------
          Net cash flows from financing activities            (36,030,404)      (204,137)   (4,018,436) (16,412,081)
                                                             -------------  ------------  ------------ -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (46,386,105)    40,256,904    27,986,105    7,009,772

CASH AND CASH EQUIVALENTS, Beginning of period                 79,662,286     39,405,382    11,419,277    4,409,505
                                                             -------------  ------------  ------------ -------------
CASH AND CASH EQUIVALENTS, End of period                    $  33,276,181   $ 79,662,286  $ 39,405,382 $ 11,419,277
                                                             =============  ============  ============ =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                $   4,173,547   $ 11,955,528  $ 13,549,099 $ 15,224,920
    Income taxes                                                    9,991      6,466,526    14,533,352    4,062,737
Noncash investing and financing activities:
    Revaluation of assets and equity in
      March 4, 2004 Transaction                               334,216,997              -             -            -
    Acquisition of TheCampusHub.com, Inc.
      through issuance of NBC Acquisition Corp.
      Class A Common Stock                                              -      9,722,683             -            -
    Property acquired through capital lease                             -              -       381,509    2,228,972
    Cumulative effect of adoption of
      SFAS No. 133, net of income taxes                                 -              -             -     (602,640)
    Unrealized gains (losses) on interest rate
      swap agreements, net of income taxes                              -        418,631       185,936       (1,927)
    Deferred taxes resulting from accumulated
      other comprehensive income (loss)                                 -        256,145       146,900     (403,045)
    Dividend declared but unpaid                                        -      2,723,080             -            -

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A.  NATURE OF OPERATIONS

    Nebraska Book Company, Inc. (the "Company") is a wholly-owned subsidiary of NBC Acquisition Corp. NBC Acquisition Corp. ("NBC") was formed for the purpose of acquiring all of the outstanding capital stock of the Company, effective September 1, 1995. NBC did not have substantive operations prior to the acquisition of the Company and was acquired by affiliates of Haas Wheat & Partners, L.P. ("HWP") in February, 1998.

    The Company participates in the college bookstore industry primarily by providing used textbooks to college bookstore operators, by operating its own college bookstores, by providing distance education products and services, and by providing proprietary college bookstore information systems, consulting services, and other.

    On August 2, 2002, HWH Capital Partners, L.P. and HWH Cornhusker Partners, L.P., affiliates of HWP, along with certain other stockholders of NBC (collectively with HWP, the "Sellers"), sold approximately 33% of the issued and outstanding shares of NBC to certain funds affiliated with Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P.). HWP retained a controlling interest in NBC after the sale. This sale is referred to as the "Weston Presidio Transaction." Under the terms of a buy-sell agreement entered into in connection with this sale, Weston Presidio could have required that the Sellers repurchase Weston Presidio's shares of NBC at a price as defined in the buy-sell agreement, unless a majority of the Sellers elected, in the alternative, to sell to Weston Presidio their remaining shares of NBC at a price as defined in the buy-sell agreement.

    As further discussed in Note C, on March 4, 2004, Weston Presidio gained controlling interest in NBC through (i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to NBC in the form of a capital contribution; (iii) Weston Presidio's purchase of 36,455 shares of NBC's common stock directly from its holders; (iv) the cancellation of 870,285 shares of NBC's common stock upon payment by NBC of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of NBC's common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with NBC as the surviving entity; and (vi) the exchange of 512,799 shares of NBC's common stock by Weston Presidio and current and former members of management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was utilized by NBC and the Company to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004. There were 549,254 shares of NBC's common stock outstanding at March 31, 2004, of which 532,436 shares were owned by Weston Presidio (495,981 shares through NBC Holdings Corp.) and the remainder were owned by current and former members of management through NBC Holdings Corp. For ease of presentation, this transaction has been reflected in the accompanying financial statements as if it had occurred on March 1, 2004. Management has determined that no material transactions occurred during the period from March 1, 2004 through March 4, 2004. As a result of this transaction, the Company's results of operations, financial position and cash flow's prior to March 1, 2004 are presented as the "Predecessor." The Company's results of operations, financial position and cash flows thereafter are presented as the "Successor."

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting policies of the Company are as follows:

    PRINCIPLES OF CONSOLIDATION: Effective July 1, 2002, the Company's distance learning division was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. Subsequent to the date of incorporation, the Company's financial statements have been presented on a consolidated basis to include all of the accounts of Specialty Books, Inc., after elimination of all significant intercompany accounts and transactions. In connection with its incorporation, Specialty Books, Inc. has guaranteed payment and performance of obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes and Senior Credit Facility.

    REVENUE RECOGNITION: The Company generally recognizes revenue from product sales at the time of shipment, net of estimated product returns. The Company has established a program which, under certain conditions, enables its customers to return product. The effect of this program is estimated utilizing actual historical return experience and amounts are adjusted accordingly. The Company recognizes revenues from the licensing of its software products upon delivery or installation if the Company is contractually obligated to install the software.

    SHIPPING AND HANDLING FEES AND COSTS: Amounts billed to a customer for shipping and handling have been classified as revenues in the consolidated statements of operations and approximated $0.4 million, $5.8 million, $5.4 million, and $4.4 million for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002, respectively. Shipping and handling costs are included in operating expenses in the consolidated statements of operations and approximated $0.7 million, $9.4 million, $9.0 million, and $8.0 million for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002, respectively.

    ADVERTISING: Advertising costs are expensed as incurred and approximated $0.2 million, $4.0 million, $3.2 million, and $2.7 million for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002, respectively.

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

    RESTRICTED CASH: Included in restricted cash at March 31, 2004 is $27.1 million representing amounts held in escrow to be utilized to fund the redemption on April 3, 2004 of untendered principal balances and related accrued interest and call premiums thereon under the $110.0 million senior subordinated notes and NBC's $76.0 million senior discount debentures, as further discussed in Note C. Of the $27.1 million held in escrow, $11.0 million are amounts held on behalf of NBC related to the senior discount debentures to be redeemed on April 3, 2004 and have a corresponding amount due to parent included in "accounts payable" in the consolidated balance sheet as of March 31, 2004.

    INVENTORIES: Inventories are stated at the lower of cost or market. Inventories for the Textbook Division are determined on the weighted-average cost method. The Company's Bookstore Division values new textbook and non-textbook inventories using the retail inventory method. Other inventories are determined on the first-in, first-out cost method.

    PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is determined using the straight-line method. The majority of property and equipment have useful lives of one to seven years, with the exception of buildings which are depreciated over 39 years and leasehold improvements which are depreciated over the remaining life of the corresponding lease.

    GOODWILL: Goodwill as of March 31, 2004 arose as a result of the March 4, 2004 Transaction described in Note C and the acquisition of bookstore operations subsequent thereto. Prior to March 4, 2004, goodwill was attributable to the acquisition of 100% of the stock of the Company effective September 1, 1995 and the acquisition of various bookstore operations and other businesses. Goodwill is not amortized but rather tested at least annually for impairment. The test for impairment of goodwill is a two-step process that identifies potential impairment and then measures the amount of such impairment to be recorded in the consolidated financial statements. There were no impairment losses recognized during fiscal 2004.

    IDENTIFIABLE INTANGIBLES - CUSTOMER RELATIONSHIPS: The identifiable intangible asset for customer relationships is attributable to the non-contractual long-term relationships the Company has established over the years with customers in its Textbook and Complementary Services Divisions. This identifiable intangible is amortized on a straight-line basis over an estimated useful life of 20 years. There were no impairment losses recognized during fiscal 2004.

    IDENTIFIABLE INTANGIBLES - TRADENAMES: The identifiable intangible asset for tradenames relates to the trademark owned on the name "Nebraska Book Company" and the corresponding logo. This identifiable intangible has an indefinite useful life; and, thus, is not amortized but rather tested at least annually for impairment. The test for impairment of identifiable intangibles with indefinite useful lives consists of comparing the fair value of the identifiable intangible with its carrying amount, recognizing any excess carrying value as an impairment loss. There were no impairment losses recognized during fiscal 2004.

    IDENTIFIABLE INTANGIBLES - DEVELOPED TECHNOLOGY: The Company's primary activities regarding the internal development of software revolve around its proprietary college bookstore information systems (PRISM and WinPRISM) and E-commerce technology (WebPRISM), which are utilized by the Company's Bookstore Division and also marketed to the general public. As this software developed internally is intended for both internal use and sale to external customers, the Company adheres to the guidance in Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED as required by Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE.

    Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company's proprietary college bookstore information systems and E-commerce technology are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized on a straight-line basis over the lesser of six years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted cash flows. There were no impairment losses recognized during fiscal 2004. Amortization of the capitalized costs associated with such functionalities totaled $0.2 million, $1.0 million, $0.4 million, and $0.3 million for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002, respectively.

    IDENTIFIABLE INTANGIBLES - COVENANTS NOT TO COMPETE: The identifiable intangible asset for covenants not to compete represents the value assigned to such agreements, which are typically entered into with the owners of college bookstores acquired by the Company. This identifiable intangible is amortized on a straight-line basis over the term of the agreement, which generally is 3 years.

    DEBT ISSUE COSTS: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Accumulated amortization of such costs as of March 31, 2004 and 2003 was approximately $0.1 million and $7.2 million, respectively. Debt issue costs related to retired debt were written-off to interest expense in connection with the December 10, 2003 debt refinancing and the March 4, 2004 Transaction and totaled $0.5 million and $6.2 million, respectively.

    In April, 2002 the Financial Accounting Standards Board issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS. In part, this standard rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The Company early-adopted this standard in fiscal 2002, recording the write-off of approximately $0.3 million in unamortized debt issue costs related to a $10.0 million optional prepayment of the term loans as additional interest expense.

    DERIVATIVE FINANCIAL INSTRUMENTS: Interest rate swap agreements were utilized in the past by the Company to reduce exposure to fluctuations in the interest rates on its variable rate debt through July 31, 2003. Such agreements were recorded in the consolidated balance sheet at fair value. Changes in the fair value of the agreements were recorded in earnings or other comprehensive income (loss), based on whether the agreements were designated as part of the hedge transaction and whether the agreements were effective in offsetting the change in the value of the interest payments attributable to the Company's variable rate debt.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2004 and 2003, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities, was approximately $374.4 million and $144.1 million as of March 31, 2004 and 2003, respectively, as determined by quoted market values and prevailing interest rates for similar debt issues. The fair value of the interest rate swap agreements (see Note J) approximated $(0.8) million as of March 31, 2003 using quotes from brokers and represented the Company's loss on settlement if the existing agreements had been settled on that date.

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

    In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO.
123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period: :

                                                 Successor                       Predecessor
                                             ---------------- -------------------------------------------------
                                              1 Month Ended   11 Months Ended         Fiscal Year Ended
                                                March 31,       February 29,       March 31,        March 31,
                                                  2004              2004             2003             2002
                                             ---------------- ---------------- -------------- -----------------
Net income (loss), as reported                  $ (3,715,249)    $ 17,194,690   $ 23,006,334     $ 15,836,307

Add:  Stock-based compensation
expense included in reported net income,
net of related income tax effects                          -        4,358,364              -               -

Less:  Stock-based compensation determined
under fair value based method, net of related
income tax effects                                         -       (4,455,453)       (92,382)         (51,344)
                                             ---------------- ---------------- -------------- -----------------
Pro forma net income (loss)                     $ (3,715,249)    $ 17,097,601   $ 22,913,952     $ 15,784,963
                                             ================ ================ ============== =================

    INCOME TAXES: The Company files a consolidated federal income tax return with its parent and follows a policy of recording an amount equal to the income tax expense which the Company would have incurred had it filed a separate return. The Company is responsible for remitting tax payments and collecting tax refunds for the consolidated group. The amount due to parent (i.e., NBC) represents the cumulative reduction in tax payments made by the Company as a result of the tax benefit of operating losses generated by the Company's parent. The Company provides for deferred income taxes based upon temporary differences between financial statement and income tax bases of assets and liabilities, and tax rates in effect for periods in which such temporary differences are estimated to reverse.

    COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes net income and other comprehensive income (losses). For the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002, other comprehensive income (losses) consisted of the cumulative effect of adoption of SFAS No. 133 and unrealized gains (losses) on interest rate swap agreements, net of taxes.

    RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the fiscal 2004 presentation.

    ACCOUNTING STANDARDS NOT YET ADOPTED: In January, 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, CONSOLIDATION OF

VARIABLE INTEREST ENTITIES ("FIN 46") and later revised FIN 46 in December, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 become effective on varying dates. As these provisions become effective and are adopted, they have not and are not expected to have a significant impact on the Company's consolidated financial statements.

    In May, 2003 the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions that have been deferred. Adoption of SFAS No. 150 had no impact and is not expected to have a significant impact on the Company's consolidated financial statements.

C.  BUSINESS COMBINATION

    On March 4, 2004, Weston Presidio acquired the controlling interest in NBC through a series of steps which resulted in Weston Presidio owning a substantial majority of NBC's common stock. The transaction was accomplished pursuant to, among other instruments, an Agreement & Plan of Merger and a Stock Purchase Agreement dated February 18, 2004. The series of related steps underlying this transaction included the following:

    (1) The Company refinanced its existing $125.0 million senior credit facility with a $230.0 million senior credit facility (the "Senior Credit Facility") comprised of an $180.0 million term loan (the "Term Loan") which matures on March 4, 2011 and was drawn in full in connection with the consummation of the transaction, and a $50.0 million revolving credit facility (the "Revolving Credit Facility") which matures on March 4, 2009 and was not drawn upon at the consummation of the transaction.

    (2) The Company completed a private placement of $175.0 million principal amount of 8.625% senior subordinated notes (the "Senior Subordinated Notes") which mature on March 15, 2012. On April 27, 2004, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission for the purpose of registering debt securities to be issued in exchange for the Senior Subordinated Notes. Such Registration Statement was declared effective by the Securities and Exchange Commission on May 7, 2004. All notes were tendered in the offer to exchange that was completed on June 8, 2004. The terms of the securities issued in the exchange offer are identical to those in effect at March 31, 2004.

    (3) NBC completed a private placement of $77.0 million principal amount of 11.0% senior discount notes (the "Senior Discount Notes") which mature on March 15, 2013. The Senior Discount Notes were issued at a discount of $27.0 million and will become fully-accreted on March 15, 2008, at which point semi-annual cash interest payments begin to accrue and are payable beginning September 15, 2008. On April 27, 2004, NBC filed a Form S-4 Registration Statement with the Securities and Exchange Commission for the purpose of registering debt securities to be issued in exchange for the Senior Discount Notes. Such Registration Statement was declared effective by the Securities and Exchange Commission on May 7, 2004. All notes were tendered in the offer to exchange that was completed on June 8, 2004. The terms of the securities issued in the exchange offer are identical to those in effect at March 31, 2004.

    (4) The Company completed a cash tender offer for, and partial redemption of, its $110.0 million principal amount of outstanding 8.75% senior subordinated notes. Untendered notes which totaled $15.4 million were called for redemption on March 4, 2004 and redeemed on April 3, 2004. Funds totaling $16.1 million, including accrued interest and call premiums on such indebtedness, were held in escrow as of March 31, 2004, pending the April 3, 2004 redemption. Such escrowed funds are included in "restricted cash" in the consolidated balance sheet.

    (5) NBC completed a cash tender offer for, and partial redemption of, its $76.0 million principal amount of outstanding 10.75% senior discount debentures. Untendered debentures which totaled $10.5 million were called for redemption on March 4, 2004 and redeemed on April 3, 2004. Funds totaling $11.0 million, including accrued interest and call premiums on such indebtedness, were held in escrow as of March 31, 2004, pending the April 3, 2004 redemption. Such escrowed funds are included in "restricted cash" with an offsetting amount due to parent included in "accounts payable" in the consolidated balance sheet.

    (6) Weston Presidio made an initial equity investment of $28.2 million in NBC Holdings Corp., funds for which were ultimately paid to NBC in the form of a capital contribution.

    (7) Weston Presidio purchased 36,455 shares of NBC's common stock directly from its holders for $8.4 million.

    (8) 870,285 shares of NBC's common stock were cancelled upon NBC's payment of $180.4 million in merger consideration to the holders of such shares.

    (9) 397,711 shares of NBC common stock were exchanged for 512,799 shares of capital stock of New NBC Acquisition Corp., a new corporation formed by Weston Presidio, in the merger of the two entities with NBC as the surviving entity.

    (10) Weston Presidio and current and former members of management contributed 495,981 shares and 16,818 shares, respectively, of NBC's common stock to NBC Holdings Corp. in exchange for a like number of shares of NBC Holdings Corp. capital stock.

    (11) Options to acquire 49,778 shares of NBC's common stock held by members of management were exchanged for options to acquire a like number of shares of NBC Holdings Corp. capital stock.

    (12) The Company declared and paid dividends of $184.3 million to NBC to help finance the transaction.

    Throughout this Annual Report, we generally refer to all of the above steps and transactions that comprise this entire transaction, collectively, as the "March 4, 2004 Transaction." The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to NBC and the Company as of the date of the transaction. The March 4, 2004 Transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No.141, BUSINESS COMBINATIONS and EITF 88-16, BASIS IN LEVERAGED BUYOUT TRANSACTIONS. Accordingly, the Company was revalued at the time of the March 4, 2004 Transaction to fair value to the extent of the majority stockholder's (Weston Presidio's) 96.9% controlling interest in NBC. The remaining 3.1% is accounted for at the continuing stockholders' (current and former members of management) carryover basis in NBC. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of Weston Presidio's 96.9% ownership of outstanding common stock of NBC. Fair value was determined in part using an independent third-party appraisal.

    The following table summarizes the purchase price allocation of the March 4, 2004 Transaction:

Purchase Price:
  Net debt issued in transaction                              $ 170,000,000

  Contribution of existing equity:
    Weston Presidio                                              77,964,969
    Current and former members of management                      1,033,800

  Capital contribution to NBC from NBC Holdings Corp.            28,164,181

  Purchase of 36,455 NBC shares by Weston Presidio directly
  from shareholders                                               8,435,958

  Net cash paid by Company                                        8,192,816

  Fair value of NBC Holdings Corp. options granted                7,850,118
                                                             ---------------
    Total Purchase Price                                                      $ 301,641,842

Net Book Value of Tangible Assets Acquired and
Liabilities Assumed                                                              38,432,770

Allocation of NBC Purchase Accounting Adjustments                                29,581,068
                                                                             ---------------

Excess Purchase Price                                                         $ 369,655,680
                                                                             ===============

Allocation of Excess Purchase Price:

  Goodwill                                                                    $ 267,114,671

  Identifiable Intangibles:

     Customer relationships                                   $ 114,830,000
     Tradename                                                   31,320,000
     Developed technology                                        11,449,000     157,599,000
                                                             ---------------

  Property and Equipment                                                          7,098,009

  Deferred Tax Liability                                                        (62,156,000)
                                                                             ---------------
                                                                              $ 369,655,680
                                                                             ===============

    The Company incurred $20.6 million in costs associated with the March 4, 2004 Transaction and wrote off $6.2 million of debt issue costs associated with debt retired to interest expense. Of the $20.6 million of costs incurred, $10.1 million was capitalized as debt issue costs, $7.3 million of stock-based compensation and related payroll taxes was recorded in conjunction with 40,668 options to purchase shares of NBC Acquisition Corp. Class A Common Stock which were converted into the right to receive cash payment, and $3.2 million of call premiums paid on the debt retired was recorded as interest expense.

    The following unaudited pro forma financial information was prepared as if the March 4, 2004 Transaction had occurred at the beginning of each of the periods presented:

                               Successor               Predecessor
                            --------------- ----------------------------------
                                  One            Eleven
                              Month Ended     Months Ended       Year Ended
                             March 31, 2004  February 29, 2004 March 31, 2003
                            --------------- ------------------ ---------------
Revenues, net of returns      $ 13,317,394     $ 385,363,674    $ 370,509,849
Net income (loss)               (3,606,207)       17,050,491       10,966,406


    These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for depreciation and amortization arising from the step-up in basis of assets in the March 4, 2004

Transaction, interest expense on debt issued in connection with the March 4, 2004 Transaction, and the related income tax adjustments. These adjustments were tax effected using the Company's effective tax rates of 39.2%, 39.2%, and 39.4% for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively. The pro forma information is not necessarily indicative of the results that would have occurred had the March 4, 2004 Transaction occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

D.  RECEIVABLES

    Receivables are summarized as follows:

                                                     March 31,
                                              ------------------------
                                                 2004           2003
                                              ----------     ---------
   Trade  receivables,  less  allowance for
   doubtful accounts of $510,839 and $442,942
   at March 31, 2004 and 2003, respectively   $15,326,208  $13,792,759
   Receivables from book publishers for
   returns                                      9,164,926   10,351,717
   Advances for book buy-backs                  4,068,709    2,294,455
   Computer  finance  agreements, current
   portion                                        655,649      445,393
   Related party receivables                            -      348,386
   Other                                        1,197,098    1,852,619
                                              -----------  -----------
                                              $30,412,590  $29,085,329
                                              ===========  ===========


   Trade receivables include the effect of estimated product returns. The amount of estimated product returns at March 31, 2004 and 2003 was approximately $5.3 million and $6.0 million, respectively.

E.  INVENTORIES

    Inventories are summarized as follows:

                                                      March 31,
                                              --------------------------
                                                 2004          2003
                                              -----------   ------------
   Textbook Division                          $31,247,606    $28,908,121
   Bookstore Division                          35,313,780     31,986,260
   Complementary Services Division              3,577,836      7,420,971
                                              -----------   ------------
                                              $70,139,222    $68,315,352
                                              ===========   ============

    Textbook Division inventories include the effect of estimated product returns. The amount of estimated product returns at March 31, 2004 and 2003 was approximately $2.5 million and $2.7 million, respectively.

    General and administrative costs associated with the storage and handling of inventory totaled approximately $7.3 million and $7.4 million for the years ended March 31, 2004 and 2003, respectively, of which approximately $2.0 million and $2.1 million was capitalized into inventory at March 31, 2004 and 2003, respectively.

F.  PROPERTY AND EQUIPMENT

    A summary of the cost of property and equipment follows:


                                                            March 31,
                                                -------------------------------
                                                     2004            2003
                                                ---------------  --------------
Land                                              $  3,565,382    $  2,408,999
Buildings and improvements                          16,236,634      17,394,396
Leasehold improvements                               6,687,660       7,134,396
Furniture and fixtures                               4,684,992       7,060,829
Information systems                                  3,638,204      11,514,821
Automobiles and trucks                                 178,938         337,957
Machinery                                              298,422         564,468
Projects in process                                  1,185,860         483,246
                                                ---------------  --------------
                                                    36,476,092      46,899,112
Less:  Accumulated depreciation & amortization        (342,836)    (19,232,742)
                                                ---------------  --------------
                                                  $ 36,133,256    $ 27,666,370
                                                ===============  ==============

G.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES


    As discussed in detail in Note C, on March 4, 2004 Weston Presidio acquired the controlling interest in NBC through a series of steps which resulted in Weston Presidio owning a substantial majority of NBC's common stock. The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to NBC and the Company as of the date of the transaction. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair values, as described in Note C and as determined in part using an independent third-party appraisal. The allocation of the excess purchase price included establishing identifiable intangibles for customer relationships of $114.8 million and tradename of $31.3 million; adjusting the carrying value of developed technology at March 4, 2004 to a fair value of $11.4 million; and adjusting the carrying value of goodwill at March 4, 2004 to a fair value of $267.1 million, of which $25.3 million is deductible for income tax purposes. The weighted-average amortization period for identifiable intangibles subject to amortization is 18.7 years, including 20 years for customer relationships and 6 years for developed technology.

    During the fiscal year ended March 31, 2004, the Company acquired nine college bookstore locations in seven separate transactions, none of which was material to the Company's consolidated financial statements. In May of 2003, the Company acquired certain assets of a privately owned bookstore serving Marshall University. Also in May of 2003, the Company acquired certain assets of an institutional ("contract-managed") bookstore location serving Wayne State College. In June of 2003, the Company acquired certain assets of an institutional ("contract-managed") bookstore with three locations serving Michigan State University. In July of 2003, the Company acquired certain assets of a privately owned bookstore serving Mesa Community College. In September of 2003, the Company acquired certain assets of an institutional ("contract-managed") bookstore location serving Western International University. In November of 2003, the Company acquired certain assets of an institutional ("contract-managed") bookstore location serving East Tennessee State University. In March of 2004, the Company acquired certain assets of a privately owned bookstore serving the University of Toledo. The total purchase price, net of cash acquired, of such acquisitions was approximately $3.9 million, of which approximately $0.2 million was assigned to a covenant not to compete with an amortization period of three years and approximately $1.5 million was assigned to tax-deductible goodwill.

    On July 1, 2003, the Company acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. ("CampusHub"). CampusHub is no longer separately incorporated and is instead accounted for as a division within the Complementary Services Division segment. Each share of TheCampusHub.com, Inc. common stock issued and outstanding was converted into shares of NBC Acquisition Corp. Class A Common Stock, resulting in the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock. CampusHub provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by the Company. TheCampusHub.com, Inc. had 1,300,099 shares of issued and outstanding common stock at the time of acquisition, of which 650,000 shares were owned by HWP, 650,000 shares were owned by an unrelated third party, and 99 shares were owned by three employees of the Company. This business combination was accounted for by the Company in accordance with Statement of Financial Accounting Standards

No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill.

    The changes in the carrying amount of goodwill for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, in total and by reportable segment, are as follows:

                                                        Complementary
                                        Bookstore          Services         Corporate
                                        Division           Division      Administration       Total
                                       --------------- ---------------- --------------- ----------------
Balance, April 1, 2002                   $ 13,020,761     $         -     $ 16,770,574   $  29,791,335

Additions to goodwill:
  Bookstore acquisitions                      681,488               -                -         681,488

                                       --------------- ---------------- --------------- ----------------
Balance, March 31, 2003                    13,702,249               -       16,770,574      30,472,823

Additions to goodwill:
  Bookstore acquisitions                       11,373               -                -          11,373

  Acquisition of TheCampusHub.com, Inc.             -       3,604,375                -       3,604,375

                                       --------------- ---------------- --------------- ----------------
Balance, February 29, 2004                 13,713,622       3,604,375       16,770,574      34,088,571

Additions to goodwill:
  Purchase accounting adjustment -
  TheCampusHub.com, Inc.                            -         100,856                -         100,856

  March 4, 2004 Transaction               (13,713,622)     (3,705,231)     250,344,097     232,925,244

  Bookstore acquisitions                    1,532,260               -                -       1,532,260

                                       --------------- ---------------- --------------- ----------------
Balance, March 31, 2004                  $  1,532,260     $         -     $267,114,671   $ 268,646,931
                                       =============== ================ =============== ================

    Goodwill assigned to corporate administration represents goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of March 31, 2004 and 2003:

                                             March 31, 2004
                             -----------------------------------------------
                                Gross                             Net
                               Carrying        Accumulated      Carrying
                                Amount        Amortization       Amount
                             --------------- --------------- ---------------
 Customer relationships       $ 114,830,000    $   (478,060)  $ 114,351,940
 Developed technology            11,473,750        (159,006)     11,314,744
 Covenants not to compete           689,333        (170,385)        518,948
                             --------------- --------------- ---------------
                              $ 126,993,083    $   (807,451)  $ 126,185,632
                             =============== =============== ===============

                                             March 31, 2003
                             -----------------------------------------------
                                Gross                             Net
                               Carrying        Accumulated      Carrying
                                 Amount       Amortization       Amount
                             --------------- --------------- ---------------
 Developed technology         $   1,868,497    $   (756,851)  $   1,111,646
 Covenants not to compete           847,333        (608,319)        239,014
                             --------------- --------------- ---------------
                              $   2,715,830    $ (1,365,170)  $   1,350,660
                             =============== =============== ===============

    Information regarding aggregate amortization expense for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:


                                                           Amortization
                                                              Expense
                                                          ---------------

One month ended March 31, 2004 (Successor)                   $   648,289
Eleven months ended February 29, 2004 (Predecessor)            1,154,502
Year ended March 31, 2003 (Predecessor)                          635,524
Year ended March 31, 2002 (Predecessor)                          495,939

Estimated amortization expense for the fiscal
years ending March 31:
      2005                                                   $ 7,801,747
      2006                                                     7,743,519
      2007                                                     7,729,246
      2008                                                     7,676,688
      2009                                                     7,676,688


    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

H.  LONG-TERM DEBT

      Details regarding each of the instruments of indebtedness of the Company are provided in the following table:

                                                                                      March 31,
                                                                             --------------------------
                                                                                  2004          2003
                                                                             ------------  ------------
Term Loan due March 4, 2011, principal and interest payments due quarterly, interest accrues at a floating rate based on Eurodollar
rate plus an applicable margin percent (3.84% at March 31, 2004)            $ 180,000,000  $          -

Senior Subordinated Notes, unsecured, principal due on
March 15, 2012, interest payments accrue at a fixed rate of
8.625% and are payable semi-annually on March 15 and
September 15, 2004                                                            175,000,000             -

Senior subordinated notes, unsecured, principal due on February 15,
2008, interest payments accrue at a fixed rate of 8.75% and are payable semi-annually on February 15 and August 15, tendered or
called for redemption on March 4, 2004                                         15,410,000   110,000,000

Mortgage note payable with an insurance company assumed with the acquisition of a bookstore facility, due December 1, 2013, monthly
payments of $6,446 including interest at 10.75%                                   463,880       489,830

Tranche A loan, due March 31, 2004, principal and interest payments due quarterly, interest accrues at a floating rate based on Eurodollar rate plus an applicable margin percent (2.76% at March 31, 2003),
refinanced on December 10, 2003                                                         -     6,642,873

Tranche B loan, due March 31, 2006, principal and interest payments due quarterly, interest accrues at a floating rate based on Eurodollar rate plus an applicable margin percent (3.76% at March 31, 2003),
refinanced on December 10, 2003                                                         -    23,804,287
                                                                           --------------  -------------
                                                                              370,873,880   140,936,990
Less current maturities of long-term debt                                     (17,238,881)  (19,181,277)
                                                                           --------------  -------------
Long-term debt                                                              $ 353,634,999  $121,755,713
                                                                           ==============  =============

      Indebtedness at March 31, 2004 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to the Company through a syndicate of lenders, consisting of an $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); and $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes"). The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at March 31, 2004 was approximately $38.5 million. The Revolving Credit Facility was unused at March 31, 2004.

      The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Revolving Credit Facility for the years ended March 31, 2003 and 2002 were approximately $1.7 million and $9.8 million at an average rate of 4.8% and 5.5%, respectively.

      The Senior Credit Facility is collateralized by substantially all of the assets of the Company and NBC. Additionally, NBC has guaranteed the prompt and complete payment and performance of the Company's obligations under the Senior Credit Facility. The Senior Credit Facility also stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently amended and restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. An excess cash flow payment of

$14.3 million was made in September, 2003 and applied towards the then-existing Tranche A and B loans in accordance with the Credit Agreement. As a result of the amendment and restatement of the Credit Agreement on March 4, 2004, the next excess cash flow measurement date will be March 31, 2005.

      The Senior Credit Facility requires the Company to maintain certain financial ratios and contains a number of other covenants that among other things, restrict the ability to incur additional indebtedness, dispose of assets, make capital expenditures, make loans or advances and pay dividends, except that, among other things, the Company may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by NBC.

      The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012. The indenture governing the Senior Subordinated Notes restricts the ability of the Company and its restricted subsidiaries (as defined in the indenture) to pay dividends or make other restricted payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income.

      Two significant events occurred during fiscal 2004 which impacted long-term indebtedness. On December 10, 2003, the Company's bank-administered senior credit facility provided through a syndicate of lenders was amended and restated to finance NBC's purchase of 116,786 shares of its common stock and 838 options outstanding to purchase shares of its common stock and to refinance the remaining indebtedness under the then-existing senior credit facility. The amended and restated senior credit facility consisted of a $75.0 million term loan and a $50.0 million revolving credit facility. Tranche A and Tranche B loans existing under the senior credit facility refinanced on December 10, 2003 totaled $13.4 million.

      The second significant event was the March 4, 2004 Transaction (see Notes A and C) which resulted in the retirement of indebtedness underlying the senior credit facility and the issuance of an $180.0 million Term Loan described above; the tendering or calling for redemption of the $110.0 million of senior subordinated notes and the issuance of $175.0 million of Senior Subordinated Notes described above; and the tendering or calling for redemption of NBC's $76.0 million of senior discount debentures and the issuance by NBC of $77.0 million of 11.0% Senior Discount Notes (discounted to $50.0 million). NBC's Senior Discount Notes accrete in value at the rate of 11.0% compounded semi-annually through March 15, 2008, with semi-annual cash interest payments commencing September 15, 2008. Of the $110.0 million of senior subordinated notes and $76.0 million of NBC senior discount debentures outstanding at the time of the March 4, 2004 Transaction, $15.4 million and $10.5 million, respectively, were not tendered by the bondholders and thus were not redeemed on March 4, 2004. Instead, the non-tendered notes were called for redemption by the Company and NBC on March 4, 2004 and redeemed on April 3, 2004, in accordance with the indentures. Restricted amounts held in escrow at March 31, 2004 to fund the April 3, 2004 redemption totaled $27.1 million, including accrued interest and call premiums on such indebtedness, and are included in "restricted cash" in the consolidated balance sheet. Of the $27.1 million held in escrow, $11.0 million are amounts held on behalf of NBC related to the senior discount debentures to be redeemed on April 3, 2004 and have a corresponding amount due to parent included in "accounts payable" in the consolidated balance sheet as of March 31, 2004.

      On April 27, 2004, NBC and the Company filed Form S-4 Registration Statements with the Securities and Exchange Commission for purposes of registering debt securities to be issued in exchange for the Senior Subordinated Notes and Senior Discount Notes. Such Registration Statements were declared effective by the Securities and Exchange Commission on May 7, 2004. All notes were tendered in the offers to exchange that were completed on June 8, 2004. The terms of the securities issued in the exchange offers are identical to those in effect at March 31, 2004.

      At March 31, 2004, the aggregate maturities of long-term debt (including principal amounts payable relating to indebtedness called for redemption on March 4, 2004 and redeemed on April 3, 2004) for the next five years were as follows:

          Fiscal
           Year
        ------------

           2005              $ 17,238,881
           2006                 1,832,144
           2007                 1,835,774
           2008                 1,839,816
           2009                 1,844,313

I.  LEASES AND OTHER COMMITMENTS

      In conjunction with two bookstores acquired in June of 2001 and one bookstore acquired in March of 2003, the Company entered into bookstore facility leases that qualified as capital leases. Such leases expire at various dates through fiscal 2013 and contain options to renew for periods of up to ten years. Capitalized leased property included in property and equipment was approximately $1.9 million at March 31, 2004, net of accumulated depreciation.

      The Company leases bookstore facilities and data processing equipment under noncancelable operating leases expiring at various dates through fiscal 2016, many of which contain options to renew for periods of up to ten years. Certain of the leases are based on a percentage of sales, ranging from 3.0% to 10.0%.

      Future minimum capital lease payments and aggregate minimum lease payments under noncancelable operating leases for the years ending March 31 are as follows:

                                             Capital       Operating
    Year                                     Leases          Leases
    ----                                  ------------    -------------
    2005                                  $    424,791    $  9,762,000
    2006                                       454,947       9,395,000
    2007                                       477,392       8,299,000
    2008                                       480,895       6,824,000
    2009                                       480,891       4,450,000
    Thereafter                               1,148,604      10,706,000
                                          ------------    ------------
    Total minimum lease payments             3,467,520    $ 49,436,000
                                                          ============
    Amount representing interest at 11.5%   (1,161,936)
                                          ------------
    Present value of minimum lease
      payments                               2,305,584
    Obligations due within one year           (167,433)
                                          -------------

    Long-term obligations                 $  2,138,151
                                          ============


      Total rent expense for the one month ended March 31, 2004, the eleven months ended February 29, 2004 and the years ended March 31, 2003 and 2002 was approximately $1.0 million, $12.9 million, $11.5 million, and $10.6 million, respectively. Percentage rent expense for the one month ended March 31, 2004, the eleven months ended February 29, 2004 and the years ended March 31, 2003 and 2002 was approximately $0.3 million, $3.5 million, $3.0 million, and $2.5 million, respectively.

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

                                                              March 31,
                                                          2004          2003
                                                    -------------- -------------

Total indebtedness outstanding                      $ 373,179,464  $ 143,367,276

Term debt subject to Eurodollar fluctuations          180,000,000     30,447,160

Notional amounts under swap agreements                          -     38,100,000

Fixed interest rate indebtedness                      193,179,464    112,920,116

Variable interest rate, including applicable margin:
  Term Debt - Term Loan                                     3.84%              -
  Term Debt - Tranche A Loans                                   -          2.76%
  Term Debt - Tranche B Loans                                   -          3.76%

      The interest rate swap agreements qualified as cash flow hedge instruments if the following criteria were met:

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

      Under hedge accounting, the interest rate swap agreements were reflected at fair value in the Company's consolidated balance sheet (as "accounts payable" in fiscal 2003) and the related gains or losses on these agreements were generally recorded in stockholders' equity, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive loss were reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged were recognized in earnings. Except as described below, the net effect of this accounting on the Company's consolidated results of operations was that interest expense on the term debt was generally recorded based on fixed interest rates until the interest rate swap agreements expired on July 31, 2003. The fair value of the interest rate swap agreements reflected as a liability at March 31, 2003 totaled $0.8 million.

      As a result of a $10.0 million optional prepayment of term debt on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlated with remaining principal balances due under the term debt. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the term debt represented the portion of the agreements that no longer qualified for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualified for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the term debt. The fair value allocated to the portion of the interest rate swap agreements that no longer qualified for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments and totaled approximately $(0.4) million. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, were also recognized as a gain (loss) on derivative financial instruments in the consolidated statements of operations and totaled $0.1 million for the eleven months ended February 29, 2004 and $(0.2) million for the year ended March 31, 2003.

      Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002:


                                             Successor                       Predecessor
                                           -------------- -------------------------------------------
                                           1 Month Ended  11 Months Ended   Year Ended    Year Ended
                                             March 31,     February 29,      March 31,    March 31,
                                               2004            2004            2003          2002
                                           -------------- --------------- -------------  ------------

Increase (decrease) in fair value
of swap agreements designated as hedges   $      -           $ 675,806        $ 582,146   $ (253,552)

Interest income (expense) recorded due
to hedge ineffectiveness                         -               1,030          249,310     (250,340)


      Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest expense from derivative financial instruments", "gain or loss on derivative financial instruments", or as noncash investing and financing activities.

K.  INCOME TAXES

      The provision (benefit) for income taxes consists of:

                  Successor                   Predecessor
              -------------- ----------------------------------------------
               1 Month Ended 11 Months Ended          Year Ended
                 March 31,     February 29,      March 31,      March 31,
                   2004            2004            2003           2002
              -------------- ---------------  -------------- --------------
Current:
  Federal     $ (1,151,169)   $   5,320,504   $ 11,615,670    $  9,311,719
  State           (347,358)       1,677,640      2,100,122       1,679,949
Deferred          (898,964)       4,110,000      1,269,000        (500,000)
              -------------  --------------   --------------  -------------
              $ (2,397,491)   $  11,108,144   $ 14,984,792    $ 10,491,668
              =============  ==============   ==============  =============



      The following represents a reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the Federal income tax rate to income (loss) before income taxes:

                                    Successor                    Predecessor
                                  -------------  -----------------------------------------
                                  1 Month Ended  11 Months Ended        Year Ended
                                    March 31,     February 29,     March 31,     March 31,
                                      2004            2004           2003          2002
                                  -------------  --------------- -----------  ------------
Statutory rate                        (35.0)%         35.0%          35.0%         35.0%
State income tax effect                (3.5)           3.8            3.8           4.0
Change in estimate of income tax
liabilities                               -              -            0.3           0.4
Other                                  (0.7)           0.4            0.3           0.4
                                      ------           ----           ---           ---
                                      (39.2)%         39.2%          39.4%         39.8%
                                      =======         =====          =====         =====

The components of the deferred tax assets (liabilities) consist of the following:

                                                              March 31,
                                                     -------------------------
                                                        2004           2003
                                                     ----------      ---------
  Deferred income tax assets (liabilities),
  current:
    Vacation accruals                              $    514,414   $    495,160
    Inventory                                           138,286        110,913
    Allowance for doubtful accounts                     193,914        168,141
    Product returns                                   1,093,492      1,238,155
    Incentive programs                                2,457,369      1,991,821
    NOL carryforward                                  1,882,419              -
    Other                                              (177,879)      (142,258)
                                                   -------------  -------------
                                                      6,102,015      3,861,932
                                                   ------------   ------------
  Deferred income tax assets (liabilities),
  noncurrent:
    Deferred compensation agreements                    120,442        114,192
    Goodwill amortization                              (471,752)       692,739
    Covenant not to compete                           1,197,689      1,309,811
    Unrealized losses on derivatives                          -        321,016
    Identifiable intangibles                        (59,262,150)             -
    Fixed assets                                     (3,433,973)      (423,383)
                                                   -------------  -------------
                                                    (61,849,744)     2,014,375
                                                   -------------  -------------
                                                   $(55,747,729)  $  5,876,307
                                                   =============  =============

      The non-current portion of deferred tax assets (liabilities) is classified in other assets at March 31, 2003.

L.  RETIREMENT PLAN

      The Company participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a sponsor base contribution in addition to a limited matching feature. The sponsor contributions for the one month ended March 31, 2004, the eleven months ended February 29, 2004 and the years ended March 31, 2003 and 2002 were $1,417, $1.0 million, $1.0 million, and $0.9 million, respectively.

M. DEFERRED COMPENSATION

      The Company has a non-qualified deferred compensation plan for selected employees. This plan allows participants to voluntarily elect to defer portions of their current compensation. The amounts can be distributed upon either death or voluntary/involuntary resignation or termination. Interest is accrued at the prime rate adjusted semi-annually on January 1 and July 1 and is compounded as of March 31. The liability for the deferred compensation is included in other long-term liabilities and approximated $0.3 million as of March 31, 2004 and 2003.

N.  STOCK-BASED COMPENSATION

      NBC had two stock-based compensation plans established to provide for the granting of options to purchase NBC Acquisition Corp. Class A Common Stock - the 1998 Performance Stock Option Plan and the 1998 Stock Option Plan. Effective July 1, 2003, NBC established two new stock-based compensation plans - the 2003 Performance Stock Option Plan and the 2003 Stock Option Plan. In conjunction with the March 4, 2004 Transaction, NBC terminated the existing stock-based compensation plans and NBC Holdings Corp. established the 2004 Stock Option Plan. Details regarding each of the plans are as follows:

      1998 PERFORMANCE STOCK OPTION PLAN - This plan provided for the granting of options to purchase 53,771 shares of NBC's common stock to selected members of senior management of NBC and its affiliates. All options granted were nonqualified stock options, although the plan also provided for incentive stock options. NBC granted a portion of the available options in fiscal years 2001-2003 upon the attainment of pre-established financial targets. Generally, twenty-five percent of the options granted became exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. The options had an exercise price of not less than fair market value on the date the options were granted and were to expire ten years from the date of grant. On March 4, 2004, options granted and outstanding under this plan were either converted into the right to receive cash or cancelled and the plan was terminated. The cancelled options were replaced with new options granted under the 2004 Stock Option Plan. Such options were immediately fully-vested and contained the same exercise prices as the options which were cancelled.

      1998 STOCK OPTION PLAN - This plan provided for the granting of options to purchase 29,229 shares of NBC's common stock to selected employees, officers, and directors of NBC and its affiliates. All options granted were nonqualified stock options, although the plan also provided for incentive stock options. NBC granted such options at the discretion of a committee designated by the Board of Directors (the Committee). Generally, twenty-five percent of the options granted became exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Incentive stock options would have had an exercise price of not less than fair market value on the date the options were granted, while the Committee determined the exercise price for nonqualified options at the time of grant. All options were to expire ten years from the date of grant. On March 4, 2004, options granted and outstanding under this plan were either converted into the right to receive cash or cancelled and the plan was terminated. The cancelled options were replaced with new options granted under the 2004 Stock Option Plan. Such options were immediately fully-vested and contained the same exercise prices as the options which were cancelled.

      2003 PERFORMANCE STOCK OPTION PLAN - This plan provided for the granting of options to purchase 43,000 shares of NBC's common stock to selected employees, officers, employee directors, and members of senior management of NBC and its affiliates. All options granted were intended to be nonqualified stock options, although the plan also provided for incentive stock options. This plan provided for the granting of up to 25% of the total number of shares of stock available under such plan upon the attainment of established targets in fiscal years 2003-2006. Generally, twenty-five percent of the options granted became exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Options granted under the this plan were to be granted at an exercise price of not less than fair market value on the date the options were granted. Options were to expire ten years from the date of grant. On March 4, 2004, this plan was terminated and options granted and outstanding under this plan were cancelled and replaced with new options granted under the 2004 Stock Option Plan. Such options were immediately fully-vested and contained the same exercise prices as the options which were cancelled.

      2003 STOCK OPTION PLAN - This plan provided for the granting of options to purchase 28,000 shares of NBC's common stock to selected employees, officers, employee directors, and members of senior management of NBC and its affiliates. Had options been granted under this plan, they were intended to be nonqualified stock options, although the plan also provided for incentive stock options. This plan provided for the granting of options at the discretion of a committee designated by NBC's Board of Directors. Generally, twenty-five percent of any options granted would have become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Incentive stock options granted under this plan would have been granted at an exercise price of not less than fair market value on the date the options were granted, while nonqualified options could have been granted at less than fair market value. Options would have expired ten years from the date of grant. On March 4, 2004, prior to any options being granted under this plan, the plan was terminated.

      2004 STOCK OPTION PLAN - This plan, established by NBC Holdings Corp. (see Note C), provides for the granting of options to purchase 81,306 shares of NBC Holdings Corp. capital stock to selected employees, officers, and employee directors of NBC and its affiliates. Additional shares may be issued upon changes in the capitalization of NBC and upon approval of a committee designated by NBC's Board of Directors ("the Committee"). All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. This plan provides for the granting of options at the discretion of the Committee. Vesting schedules of options may vary and are determined at the time of grant by the Committee. Subject to certain exceptions, stock options granted under this plan are to be granted at an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2004, there were 31,528 options available for grant under this plan.

      In conjunction with the March 4, 2004 Transaction, certain option holders of 40,668 options granted and outstanding under the 1998 stock option plans elected to convert such options into the right to receive cash. This election resulted in the payout of $7.1 million which was recognized as stock-based compensation expense during the period ended February 29, 2004.

      Also in conjunction with the March 4, 2004 Transaction, certain option holders of 49,778 options granted and outstanding under the 1998 and 2003 stock option plans were cancelled and replaced with options granted under the 2004 Stock Option Plan. The new options were fully-vested at the time of grant and therefore no stock-based compensation expense was recognized on such options. The fair value of the options granted under the 2004 Stock Option Plan totaled $7.9 million and was included as part of the purchase consideration of the March 4, 2004 Transaction, as further discussed in Note C.

      In conjunction with the December 10, 2003 debt refinancing, NBC purchased 116,786 shares of its common stock, and 838 options outstanding to purchase shares of its common stock were converted into the right to receive cash. The cost of the treasury shares was $32.7 million and stock-based compensation expense resulting from the conversion of options into the right to receive cash totaled $0.2 million. The Company funded the purchase of the treasury shares by NBC through a dividend it declared to NBC in conjunction with the debt refinancing.

      No stock-based compensation expense was recognized at the time of grant for the options granted to employees in the eleven months ended February 29, 2004 and the fiscal years ended March 31, 2003 and 2002, as the exercise price was greater than or equal to the estimated fair value (including a discount for the holder's minority interest position and illiquidity of NBC's common stock) of NBC's common stock on the date of grant. In fiscal 2002, the estimated fair value was based upon an independent valuation of NBC's common stock performed during fiscal 2002.

      A summary of the Company's stock-based compensation activity related to stock options for each of the plans for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002 is as follows:

                                             Successor                              Predecessor
                                        -------------------  --------------------------------------------------------------
                                            1 Month Ended      11 Months Ended                  Year Ended
                                              March 31,          February 29,          March 31,            March 31,
                                               2004                  2004                2003                  2002
                                        -------------------  -------------------- --------------------  -------------------
                                                 Weighted-              Weighted-          Weighted-              Weighted-
                                                  Average                Average            Average                Average
                                                 Exercise              Exercise            Exercise               Exercise
                                         Number    Price     Number       Price   Number     Price       Number    Price
                                        -------- ----------  --------  ---------- -------- -----------  -------- ----------
1998 PERFORMANCE STOCK
OPTION PLAN:
   Outstanding - beginning of period     34,600   $  70.18    52,896     $ 66.32   40,771     $ 52.47    22,530    $ 52.47
   Granted                                    -          -         -           -   13,825      107.39    18,241      52.47
   Expired/terminated                   (34,600)    (70.18)        -           -     (825)     (76.80)        -          -
   Exercised                                  -          -         -           -     (875)     (60.12)        -          -
   Converted to right to receive cash         -          -   (18,296)     (59.01)       -           -         -          -
                                        -------- ----------  --------  ---------- -------- -----------  -------- ----------
   Outstanding - end of period                -   $      -    34,600     $ 70.18   52,896     $ 66.32    40,771    $ 52.47
                                        ======== ==========  ========  ========== ======== ===========  ======== ==========

1998 STOCK OPTION PLAN:
   Outstanding - beginning of period      4,428   $  58.64    29,229     $ 56.38   27,094     $ 52.47    28,094    $ 52.47
   Granted                                    -          -         -           -    2,135      106.00         -          -
   Expired/terminated                    (4,428)    (58.64)   (1,291)     (56.62)       -           -    (1,000)    (52.47)
   Exercised                                  -          -      (300)     (52.47)       -           -         -          -
   Converted to right to receive cash         -          -   (23,210)     (55.99)       -           -         -          -
                                        -------- ----------  --------  ---------- -------- -----------  -------- ----------
   Outstanding - end of period                -   $      -     4,428     $ 58.64   29,229     $ 56.38    27,094    $ 52.47
                                        ======== ==========  ========  ========== ======== ===========  ======== ==========

2003 PERFORMANCE STOCK OPTION PLAN:
   Outstanding - beginning of period     10,750   $ 146.00         -     $     -
   Granted                                    -          -    10,750      146.00
   Expired/terminated                   (10,750)   (146.00)        -           -
   Exercised                                  -          -         -           -
                                        -------- ----------  --------  ----------
   Outstanding - end of period                -   $      -    10,750     $146.00
                                        ======== ==========  ========  ==========

2004 STOCK OPTION PLAN:
   Outstanding - beginning of period          -   $      -
   Granted                               49,778      85.53
   Expired/terminated                         -          -
   Exercised                                  -          -
                                        -------- ----------
   Outstanding - end of period           49,778   $  85.53
                                        ======== ==========


                                        2004 Stock Option Plan
                                        ----------------------
                                                  Weighted-
                                                   Average
                                                  Remaining
                                                 Contractual
                                         Number   Life (Yrs)
                                        -------- ------------
Outstanding and exercisable -
March 31, 2004:
  Exercise price of $52.47               27,068        9.9
  Exercise price of $106                 11,960        9.9
  Exercise price of $146                 10,750        9.9
                                        -------- ------------
                                         49,778        9.9
                                        ======== ============

                                        1998 Performance Stock
                                             Option Plan         1998 Stock Option Plan
                                        -----------------------  ----------------------
                                                  Weighted-                  Weighted-
                                                  Average                    Average
                                                  Remaining                  Remaining
                                                 Contractual                Contractual
                                         Number    Life (Yrs)      Number    Life (Yrs)
                                        -------- -----------     --------- -------------
Outstanding - March 31, 2003:
  Exercise price of $52.47               39,571         7.4        27,094           6.2
  Exercise price of $106                 12,500         9.3         2,135           9.3
  Exercise price of $129.30                 825         9.8             -             -
                                        -------- -----------     --------- -------------
                                         52,896         7.9        29,229           6.4
                                        ======== ===========     ========= =============

Exercisable - March 31, 2003:
  Exercise price of $52.47               27,652         7.1        26,294           6.2
  Exercise price of $106                  3,127         9.3           534           9.3
  Exercise price of $129.30                 206         9.8             -             -
                                        -------- -----------     --------- -------------
                                         30,985         7.3        26,828           6.2
                                        ======== ===========     ========= =============

Outstanding as of March 31, 2002:
  Exercise price of $52.47               40,771         8.4        27,094           7.2

Exercisable as of March 31, 2002:
  Exercise price of $52.47               20,592         7.8        22,596           7.1


      If the Company accounted for its stock-based compensation using the fair value method prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the weighted-average grant-date fair value per option granted would be as follows:


                                      Successor                 Predecessor
                                    -------------  ----------------------------------------
                                    1 Month Ended  11 Months Ended       Year Ended
                                      March 31,     February 29,    March 31,    March 31,
                                        2004            2004           2003        2002
                                    -------------  --------------- ----------- ------------

1998 Performance Stock Option Plan       $     -        $    -        $ 14.35      $ 2.83
1998 Stock Option Plan                         -             -          14.51           -
2003 Performance Stock Option Plan             -         15.62              -           -
2004 Stock Option Plan                    157.70             -              -           -

      The weighted-average grant-date fair value per option for options granted under the 2004 Stock Option Plan, as determined using a Black-Scholes option pricing model, is significantly higher than the weighted-average grant-date fair value per option for options granted in other periods due to the stock price of

NBC's common stock, which is not publicly-traded, and was based upon the value assigned to such options in the March 4, 2004 Transaction. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                            Successor                 Predecessor
                          -------------  ---------------------------------------
                          1 Month Ended  11 Months Ended       Year Ended
                            March 31,    February 29,     March 31,    March 31,
                              2004           2004           2003         2002
                          -------------  --------------- -----------  ----------

Risk-free interest rate         3.02%          2.87%          3.68%        3.71%
Dividend yield                     -              -              -            -
Expected volatility             1.00%          1.00%          1.00%        1.00%
Expected life (years)            5.0            4.0            4.0          1.5


O.  SEGMENT INFORMATION

      The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Textbook Division, Bookstore Division and Complementary Services Division. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Bookstore Division segment encompasses the operating activities of the Company's 113 college bookstores as of March 31, 2004 located on or adjacent to college campuses. The Complimentary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

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

      The following table provides selected information about profit or loss and assets on a segment basis for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002.

                                                                                    Complementary
                                                        Textbook       Bookstore       Services
                                                        Division        Division       Division         Total
                                                    ---------------- -------------- --------------- --------------
One month ended March 31, 2004 (Successor):
  External customer revenues                          $   3,883,675  $   5,309,747    $  4,123,972  $  13,317,394
  Intersegment revenues                                     600,590          9,242         319,806        929,638
  Depreciation and amortization expense                     498,579        245,676         229,191        973,446
  Earnings Before Interest, Taxes, Depreciation, and
  Amortization (EBITDA)                                     (85,994)    (2,471,525)        251,371     (2,306,148)
  Total assets                                          162,762,093     64,189,376      31,678,754    258,630,223

Eleven months ended February 29, 2004 (Predecessor):
  External customer revenues                          $ 104,533,832  $ 233,170,224    $ 47,659,618  $ 385,363,674
  Intersegment revenues                                  21,212,168      1,158,230       2,094,696     24,465,094
  Depreciation and amortization expense                     782,249      1,877,780       1,336,868      3,996,897
  Earnings Before Interest, Taxes, Depreciation, and
  Amortization (EBITDA)                                  33,544,806     33,190,998       2,624,520     69,360,324

Year ended March 31, 2003 (Predecessor):
  External customer revenues                          $ 111,365,802  $ 216,026,871    $ 43,117,176  $ 370,509,849
  Intersegment revenues                                  21,440,901        916,262         887,680     23,244,843
  Depreciation and amortization expense                     671,628      2,141,544         646,287      3,459,459
  Earnings Before Interest, Taxes, Depreciation, and
  Amortization (EBITDA)                                  33,915,223     26,992,497       2,041,093     62,948,813
  Total assets                                           49,444,007     67,572,172      13,852,133    130,868,312

Year ended March 31, 2002 (Predecessor):
  External customer revenues                          $ 101,596,353  $ 200,850,901    $ 36,469,155  $ 338,916,409
  Intersegment revenues                                  21,297,428        548,747       1,623,936     23,470,111
  Depreciation and amortization expense                     462,448      2,241,941         633,863      3,338,252
  Earnings Before Interest, Taxes, Depreciation, and
  Amortization (EBITDA)                                  31,290,952     22,399,279         696,335     54,386,566
  Total assets                                           51,431,071     67,387,725      13,720,897    132,539,693

      The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002.


                                                      Successor                        Predecessor
                                                   ---------------  ------------------------------------------------
                                                    1 Month Ended   11 Months Ended           Year Ended
                                                     March 31,        February 29,      March 31,       March 31,
                                                        2004              2004            2003             2002
                                                   ---------------  --------------- ---------------- ---------------
Revenues:
  Total for reportable segments                      $ 14,247,032    $ 409,828,768    $ 393,754,692   $ 362,386,520
  Elimination of intersegment revenues                   (929,638)     (24,465,094)     (23,244,843)    (23,470,111)
                                                   ---------------  --------------- ---------------- ---------------
    Consolidated total                               $ 13,317,394    $ 385,363,674    $ 370,509,849   $ 338,916,409
                                                   ===============  =============== ================ ===============

Depreciation and Amortization Expense:
  Total for reportable segments                      $    973,446    $   3,996,897    $   3,459,459   $   3,338,252
  Corporate administration                                 18,546          142,732          172,541         253,450
                                                   ---------------  --------------- ---------------- ---------------
    Consolidated total                               $    991,992    $   4,139,629    $   3,632,000   $   3,591,702
                                                   ===============  =============== ================ ===============

Income (Loss) Before Income Taxes:
  Total EBITDA for reportable segments               $ (2,306,148)   $  69,360,324    $  62,948,813   $  54,386,566
  Corporate administrative costs                         (685,336)     (14,874,542)      (7,318,023)     (7,316,701)
                                                   ---------------  --------------- ---------------- ---------------
                                                       (2,991,484)      54,485,782       55,630,790      47,069,865
    Depreciation and amortization                        (991,992)      (4,139,629)      (3,632,000)     (3,591,702)
                                                   ---------------  --------------- ---------------- ---------------
    Consolidated income (loss) from operations         (3,983,476)      50,346,153       51,998,790      43,478,163
  Interest and other expense, net                      (2,129,264)     (22,043,319)     (14,007,664)    (17,150,188)
                                                   ---------------  --------------- ---------------- ---------------
    Consolidated income (loss) before income taxes   $ (6,112,740)   $  28,302,834    $  37,991,126   $  26,327,975
                                                   ===============  =============== ================ ===============


                                                                Year Ended March 31,
                                                        2004             2003            2002
                                                   ---------------  --------------- ----------------
Total Assets:
  Total for reportable segments                      $258,630,223    $ 130,868,312    $ 132,539,693
  Assets not allocated to segments:
    Cash and cash equivalents                          28,468,747       34,276,049        6,798,602
    Restricted cash                                    27,065,000                -                -
    Receivables                                        10,153,615       13,967,352       12,130,650
    Recoverable income taxes                            5,351,480                -                -
    Deferred income taxes                               6,102,015        3,861,932        3,557,325
    Property and equipment, net                           596,060          534,598          507,927
    Goodwill                                          267,114,671       16,770,574       16,770,574
    Debt issue costs, net                              10,001,172        4,142,416        5,403,342
    Identifiable intangibles, net                      31,320,000                -                -
    Other assets                                        2,051,467        3,241,143        4,591,241
    Other                                                 868,761          803,306          494,217
                                                   ---------------  --------------- ----------------
      Consolidated total                             $647,723,211    $ 208,465,682    $ 182,793,571
                                                   ===============  =============== ================

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

           The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash
      Flows:

                                                  Successor                       Predecessor
                                                -------------- ----------------------------------------------
                                                1 Month Ended  11 Months Ended          Year Ended
                                                  March 31,     February 29,      March 31,      March 31,
                                                    2004            2004            2003           2002
                                                -------------- ---------------- -------------- --------------
EBITDA                                           $ (2,991,484)    $ 54,485,782    $55,630,790   $ 47,069,865

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                      97,587          307,680        360,448        399,573
  Provision for losses on receivables                 218,205           66,393        451,578      1,629,704
  Cash paid for interest                           (4,173,547)     (11,955,528)   (13,549,099)   (15,224,920)
  Cash paid for income taxes                           (9,991)      (6,466,526)   (14,533,352)    (4,062,737)
  (Gain) loss on disposal of assets                    13,582          408,095         35,428       (482,810)
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)        (918,756)      10,066,803      8,935,820      1,709,245
                                                -------------- ---------------- -------------- --------------
Net Cash Flows from Operating Activities         $ (7,764,404)    $ 46,912,699    $37,331,613   $ 31,037,920
                                                ============== ================ ============== ==============

Net Cash Flows from Investing Activities         $ (2,591,297)    $ (6,451,658)   $(5,327,072)  $ (7,616,067)
                                                ============== ================ ============== ==============

Net Cash Flows from Financing Activities         $(36,030,404)    $   (204,137)   $(4,018,436)  $(16,412,081)
                                                ============== ================ ============== ==============

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

P.  RELATED PARTY TRANSACTIONS

      In fiscal 2001, the Company entered into several agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) with a newly created entity, TheCampusHub.com, Inc., which was partially owned by HWP. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by the Company. The management services agreement reimbursed the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the eleven months ended February 29, 2004 and years ended March 31, 2003 and 2002, revenues attributable to the management services agreement totaled $0.1 million, $0.3 million, and $1.0 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million, $0.6 million, and $0.8 million, respectively. Net amounts due from TheCampusHub.com, Inc. at March 31, 2003 totaled $0.1 million. Such agreements terminated effective July 1, 2003.

      On July 1, 2003, the Company acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. CampusHub is no longer separately incorporated and is instead accounted for as a division within the Company's Complementary Services Division segment. Each share of TheCampusHub.com, Inc. common stock issued and outstanding was converted into shares of NBC Acquisition Corp. Class A Common Stock, resulting in the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock. TheCampusHub.com, Inc. had 1,300,099 shares of issued and outstanding common stock at the time of acquisition, of which 650,000 shares were owned by HWP, 650,000 shares were owned by an unrelated third party, and 99 shares were owned by three of the Company's employees. This business combination was accounted for by the Company in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill.

      In accordance with the Company's debt covenants, the Company declared and paid $8.2 million in dividends to NBC for interest due and payable on the senior discount debentures during fiscal 2004; declared and paid $32.8 million in dividends to NBC for the purchase of treasury stock associated with the December 10, 2003 debt refinancing; and declared and paid dividends to NBC totaling $184.3 million related to the March 4, 2004 Transaction.

Q.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2004 (SUCCESSOR)
-------------------------------------------------------------------------------------------------------

                                                   Nebraska     Specialty
                                                     Book        Books,                   Consolidated
                                                  Company, Inc.   Inc.      Eliminations     Totals
                                                  ------------ ------------ ------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $ 33,142,420   $  133,761   $         -  $ 33,276,181
  Restricted cash                                  27,065,000            -             -    27,065,000
  Receivables                                      33,022,016    1,660,458    (4,269,884)   30,412,590
  Inventories                                      67,142,492    2,996,730             -    70,139,222
  Recoverable income taxes                          5,351,480            -             -     5,351,480
  Deferred income taxes                             6,102,015            -             -     6,102,015
  Prepaid expenses and other assets                   868,761        4,406             -       873,167
                                                  ------------ ------------ ------------- -------------
    Total current assets                          172,694,184    4,795,355    (4,269,884)  173,219,655

PROPERTY AND EQUIPMENT, net                        35,615,009      518,247             -    36,133,256

GOODWILL                                          268,646,931            -             -   268,646,931

IDENTIFIABLE INTANGIBLES, NET                     155,514,045    1,991,587             -   157,505,632

OTHER ASSETS                                       14,388,466       17,077    (2,187,806)   12,217,737
                                                  ------------ ------------ ------------- -------------
                                                 $646,858,635   $7,322,266   $(6,457,690) $647,723,211
                                                  ============ ============ ============= =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $ 29,300,768   $4,269,884   $(4,269,884) $ 29,300,768
  Accrued employee compensation and benefits        9,062,590       56,140             -     9,118,730
  Accrued interest                                  2,041,957            -             -     2,041,957
  Accrued incentives                                6,982,304            -             -     6,982,304
  Accrued expenses                                  1,199,647       11,801             -     1,211,448
  Deferred revenue                                    898,658            -             -       898,658
  Current maturities of long-term debt             17,238,881            -             -    17,238,881
  Current maturities of capital lease obligations     167,433            -             -       167,433
                                                  ------------ ------------ ------------- -------------
    Total current liabilities                      66,892,238    4,337,825    (4,269,884)   66,960,179

LONG-TERM DEBT, net of current maturities         353,634,999            -             -   353,634,999

CAPITAL LEASE OBLIGATIONS,
net of current maturities                           2,138,151            -             -     2,138,151

OTHER LONG-TERM LIABILITIES                           317,287            -             -       317,287

DEFERRED INCOME TAXES                              61,053,109      796,635             -    61,849,744

DUE TO PARENT                                      16,836,358            -             -    16,836,358

COMMITMENTS

STOCKHOLDER'S EQUITY                              145,986,493    2,187,806    (2,187,806)  145,986,493
                                                 ------------- ------------ ------------- -------------
                                                 $646,858,635   $7,322,266   $(6,457,690) $647,723,211
                                                 ============= ============ ============= =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2003 (PREDECESSOR)
--------------------------------------------------------------------------------------------------------------

                                                        Nebraska     Specialty
                                                          Book         Books,                    Consolidated
                                                      Company, Inc.     Inc.      Eliminations      Totals
                                                      ------------- ------------- -------------  -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $ 39,269,385   $   135,997  $          -   $ 39,405,382
  Receivables                                           35,523,170     1,234,423    (7,672,264)    29,085,329
  Inventories                                           61,481,363     6,833,989             -     68,315,352
  Deferred income taxes                                  3,861,932             -             -      3,861,932
  Prepaid expenses and other assets                        803,306        30,978             -        834,284
                                                      ------------- ------------- -------------  -------------
     Total current assets                              140,939,156     8,235,387    (7,672,264)   141,502,279

PROPERTY AND EQUIPMENT, net                             27,113,167       553,203             -     27,666,370

GOODWILL                                                30,472,823             -             -     30,472,823

OTHER ASSETS                                             9,749,964        17,077      (942,831)     8,824,210
                                                      ------------- ------------- -------------  -------------
                                                      $208,275,110   $ 8,805,667  $ (8,615,095)  $208,465,682
                                                      ============= ============= =============  =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $ 19,857,301   $ 7,672,264  $ (7,672,264)  $ 19,857,301
  Accrued employee compensation and benefits            10,470,043       172,670             -     10,642,713
  Accrued interest                                       1,512,733             -             -      1,512,733
  Accrued incentives                                     5,518,883             -             -      5,518,883
  Accrued expenses                                       1,059,942        17,902             -      1,077,844
  Income taxes payable                                      89,932             -             -         89,932
  Deferred revenue                                         538,230             -             -        538,230
  Current maturities of long-term debt                  19,181,277             -             -     19,181,277
  Current maturities of capital lease obligations          124,703             -             -        124,703
                                                      ------------- ------------- -------------  -------------
     Total current liabilities                          58,353,044     7,862,836    (7,672,264)    58,543,616

LONG-TERM DEBT, net of current maturities              121,755,713             -             -    121,755,713

CAPITAL LEASE OBLIGATIONS, net of current maturities     2,305,583             -             -      2,305,583

OTHER LONG-TERM LIABILITIES                                300,823             -             -        300,823

DUE TO PARENT                                           12,371,846             -             -     12,371,846

COMMITMENTS

STOCKHOLDER'S EQUITY                                    13,188,101       942,831      (942,831)    13,188,101
                                                      ------------- ------------- -------------  -------------
                                                      $208,275,110   $ 8,805,667  $ (8,615,095)  $208,465,682
                                                      ============= ============= =============  =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE ONE MONTH ENDED MARCH 31, 2004 (SUCCESSOR)
--------------------------------------------------------------------------------------------

                                          Nebraska    Specialty
                                            Book        Books,                 Consolidated
                                        Company, Inc.    Inc.     Eliminations    Totals
                                        ------------- ----------- ------------  ------------
REVENUES, net of returns                $10,373,787  $ 2,953,059    $  (9,452)  $13,317,394

COSTS OF SALES                            5,604,389    2,174,359      (10,132)    7,768,616
                                        ------------ ------------ ------------  ------------

  Gross profit                            4,769,398      778,700          680     5,548,778

OPERATING EXPENSES (INCOME):
  Selling, general and administrative     7,946,404      593,178          680     8,540,262
  Depreciation                              337,781        5,211            -       342,992
  Amortization                              640,587        8,413            -       649,000
  Equity in earnings of subsidiary         (103,139)           -      103,139             -
                                        ------------ ------------ ------------  ------------
                                          8,821,633      606,802      103,819     9,532,254
                                        ------------ ------------ ------------  ------------
INCOME (LOSS) FROM OPERATIONS            (4,052,235)     171,898     (103,139)   (3,983,476)
                                        ------------ ------------ ------------  ------------

OTHER EXPENSES (INCOME):
  Interest expense                        2,226,851            -            -     2,226,851
  Interest income                           (97,587)           -            -       (97,587)
                                        ------------ ------------ ------------  ------------
                                          2,129,264            -            -     2,129,264
                                        ------------ ------------ ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES        (6,181,499)     171,898     (103,139)   (6,112,740)

INCOME TAX EXPENSE (BENEFIT)             (2,466,250)      68,759            -    (2,397,491)
                                        ------------ ------------ ------------  ------------
NET INCOME (LOSS)                       $(3,715,249) $   103,139    $(103,139)  $(3,715,249)
                                        ============ ============ ============  ============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE ELEVEN MONTHS ENDED FEBRUARY 29, 2004 (PREDECESSOR)
--------------------------------------------------------------------------------------------------

                                             Nebraska       Specialty
                                               Book          Books,                   Consolidated
                                           Company, Inc.      Inc.       Eliminations   Totals
                                           -------------- -------------- ------------ ------------
REVENUES, net of returns                   $ 349,624,899   $ 35,826,604    $ (87,829) $385,363,674

COSTS OF SALES                               205,593,526     26,379,385      (98,803)  231,874,108
                                           -------------- -------------- ------------ -------------

  Gross profit                               144,031,373      9,447,219       10,974   153,489,566

OPERATING EXPENSES (INCOME):
  Selling, general and administrative         82,261,800      9,467,070       10,974    91,739,844
  Depreciation                                 2,900,220         77,089            -     2,977,309
  Amortization                                 1,162,320              -            -     1,162,320
  Stock-based compensation                     7,263,940              -            -     7,263,940
  Equity in loss of subsidiary                    58,164              -      (58,164)            -
                                           -------------- -------------- ------------ -------------
                                              93,646,444      9,544,159      (47,190)  103,143,413
                                           -------------- -------------- ------------ -------------
INCOME (LOSS) FROM OPERATIONS                 50,384,929        (96,940)      58,164    50,346,153
                                           -------------- -------------- ------------  ------------

OTHER EXPENSES (INCOME):
  Interest expense                            22,408,295              -            -    22,408,295
  Interest income                               (307,680)             -            -      (307,680)
  Gain on derivative financial instruments       (57,296)             -            -       (57,296)
                                           -------------- -------------- ------------ -------------
                                              22,043,319              -            -    22,043,319
                                           -------------- -------------- ------------ -------------

INCOME (LOSS) BEFORE INCOME TAXES             28,341,610        (96,940)      58,164    28,302,834

INCOME TAX EXPENSE (BENEFIT)                  11,146,920        (38,776)           -    11,108,144
                                           -------------- -------------- ------------ -------------
NET INCOME (LOSS)                          $  17,194,690   $    (58,164)   $  58,164  $ 17,194,690
                                           ============== ============== ============ =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2003 (PREDECESSOR)
---------------------------------------------------------------------------------------------

                                        Nebraska     Specialty
                                          Book         Books,                   Consolidated
                                      Company, Inc.     Inc.      Eliminations     Totals
                                      ------------- ------------- ------------- -------------
REVENUES, net of returns              $334,348,074  $ 36,263,160   $  (101,385) $370,509,849

COSTS OF SALES                         199,552,780    25,060,555      (125,134)  224,488,201
                                      ------------- ------------- ------------- -------------

  Gross profit                         134,795,294    11,202,605        23,749   146,021,648

OPERATING EXPENSES (INCOME):
  Selling, general and administrative   81,008,670     9,358,439        23,749    90,390,858
  Depreciation                           2,873,032       114,915             -     2,987,947
  Amortization                             644,053             -             -       644,053
  Equity in earnings of subsidiary      (1,037,550)            -     1,037,550             -
                                      ------------- ------------- ------------- -------------
                                        83,488,205     9,473,354     1,061,299    94,022,858
                                      ------------- ------------- ------------- -------------
INCOME FROM OPERATIONS                  51,307,089     1,729,251    (1,037,550)   51,998,790
                                      ------------- ------------- ------------- -------------

OTHER EXPENSES (INCOME):
  Interest expense                      14,212,281             -             -    14,212,281
  Interest income                         (360,448)            -             -      (360,448)
  Loss on derivative financial
  instruments                              155,831             -             -       155,831
                                      ------------- ------------- ------------- -------------
                                        14,007,664             -             -    14,007,664
                                      ------------- ------------- ------------- -------------
INCOME BEFORE INCOME TAXES              37,299,425     1,729,251    (1,037,550)   37,991,126

INCOME TAX EXPENSE                      14,293,091       691,701             -    14,984,792
                                      ------------- ------------- ------------- -------------
NET INCOME                            $ 23,006,334  $  1,037,550   $(1,037,550) $ 23,006,334
                                      ============= ============= ============= =============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2002 (PREDECESSOR)
--------------------------------------------------------------------------------------------

                                      Nebraska     Specialty
                                        Book         Books,                   Consolidated
                                    Company, Inc.     Inc.       Eliminations    Totals
                                    ------------- ------------- ------------- --------------
REVENUES, net of returns            $310,790,246  $ 28,232,663   $  (106,500) $ 338,916,409

COSTS OF SALES                       187,614,539    19,483,995      (122,818)   206,975,716
                                    ------------- ------------- ------------- --------------
  Gross profit                       123,175,707     8,748,668        16,318    131,940,693

OPERATING EXPENSES (INCOME):
  Selling, general and
  administrative                      77,394,546     7,459,964        16,318     84,870,828
  Depreciation                         2,938,438       148,796             -      3,087,234
  Amortization                           504,468             -             -        504,468
  Equity in earnings of subsidiary      (683,945)            -       683,945              -
                                    ------------- ------------- ------------- --------------
                                      80,153,507     7,608,760       700,263     88,462,530
                                    ------------- ------------- ------------- --------------
INCOME FROM OPERATIONS                43,022,200     1,139,908      (683,945)    43,478,163
                                    ------------- ------------- ------------- --------------

OTHER EXPENSES (INCOME):
  Interest expense                    17,189,316             -             -     17,189,316
  Interest income                       (399,573)            -             -       (399,573)
  Loss on derivative financial
  instruments                            360,445             -             -        360,445
                                    ------------- ------------- ------------- --------------
                                      17,150,188             -             -     17,150,188
                                    ------------- ------------- ------------- --------------
INCOME BEFORE INCOME TAXES            25,872,012     1,139,908      (683,945)    26,327,975

INCOME TAX EXPENSE                    10,035,705       455,963             -     10,491,668
                                    ------------- ------------- ------------- --------------
NET INCOME                          $ 15,836,307  $    683,945   $  (683,945) $  15,836,307
                                    ============= ============= ============= ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE ONE MONTH ENDED MARCH 31, 2004 (SUCCESSOR)
------------------------------------------------------------------------------------------------------------


                                                       Nebraska     Specialty
                                                         Book         Books,                   Consolidated
                                                     Company, Inc.     Inc.      Eliminations     Totals
                                                     ------------- ------------- ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES                 $ (7,881,763)    $ 117,359    $        -  $ (7,764,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (713,662)       (6,182)            -      (719,844)
  Acquisitions, net of cash acquired                   (1,848,798)            -             -    (1,848,798)
  Proceeds from sale of property and equipment
  and other                                                 2,095             -             -         2,095
  Software development costs                              (24,750)            -             -       (24,750)
                                                     ------------- ------------- ------------- -------------

    Net cash flows from investing activities           (2,585,115)       (6,182)            -    (2,591,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt            355,000,000             -             -   355,000,000
  Payment of financing costs                          (10,118,865)            -             -   (10,118,865)
  Principal payments on long-term debt               (169,592,270)            -             -  (169,592,270)
  Principal payments on capital lease obligations         (10,395)            -             -       (10,395)
  Dividends paid to parent                           (184,294,345)            -             -  (184,294,345)
  Increase in restricted cash                         (27,065,000)            -             -   (27,065,000)
  Capital contributions                                    50,471             -             -        50,471
                                                     ------------- ------------- ------------- -------------
    Net cash flows from financing activities          (36,030,404)            -             -   (36,030,404)
                                                     ------------- ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (46,497,282)      111,177             -   (46,386,105)

CASH AND CASH EQUIVALENTS, Beginning of period         79,639,702        22,584             -    79,662,286
                                                     ------------- ------------- ------------- -------------
CASH AND CASH EQUIVALENTS, End of period             $ 33,142,420     $ 133,761    $        -  $ 33,276,181
                                                     ============= ============= ============= =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE ELEVEN MONTHS ENDED FEBRUARY 29, 2004 (PREDECESSOR)
---------------------------------------------------------------------------------------------------------------


                                                          Nebraska      Specialty
                                                            Book          Books,                   Consolidated
                                                         Company, Inc.     Inc.      Eliminations     Totals
                                                         ------------- ------------ -------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES                    $46,984,950    $  (72,251)    $        -   $46,912,699

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (3,923,500)      (41,162)             -    (3,964,662)
  Acquisitions, net of cash acquired                     (2,355,486)            -              -    (2,355,486)
  Proceeds from sale of property and equipment
  and other                                                   9,676             -              -         9,676
  Software development costs                               (141,186)            -              -      (141,186)
                                                         ----------- ------------- -------------- -------------

    Net cash flows from investing activities             (6,410,496)      (41,162)             -    (6,451,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt               75,000,000             -              -    75,000,000
  Payment of financing costs                             (3,830,335)            -              -    (3,830,335)
  Principal payments on long-term debt                  (30,470,840)            -              -   (30,470,840)
  Principal payments on capital lease obligations          (122,287)            -              -      (122,287)
  Dividends paid to parent                              (41,004,504)            -              -   (41,004,504)
  Capital contributions                                     223,829             -              -       223,829

                                                         ----------- ------------- -------------- -------------
    Net cash flows from financing activities               (204,137)            -              -      (204,137)
                                                         ----------- ------------- -------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     40,370,317      (113,413)             -    40,256,904

CASH AND CASH EQUIVALENTS, Beginning of period           39,269,385       135,997              -    39,405,382
                                                         ----------- ------------- -------------- -------------
CASH AND CASH EQUIVALENTS, End of period                $79,639,702    $   22,584     $        -   $79,662,286
                                                         =========== ============= ============== =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2003 (PREDECESSOR)
--------------------------------------------------------------------------------------------------------


                                                   Nebraska     Specialty
                                                     Book        Books,                    Consolidated
                                                 Company, Inc.    Inc.       Eliminations     Totals
                                                 ------------- ------------ -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES             $ 37,088,670    $ 242,943    $         -  $ 37,331,613

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment              (3,563,701)    (144,032)             -    (3,707,733)
  Acquisitions, net of cash acquired               (1,389,338)           -              -    (1,389,338)
  Proceeds from sale of property and equipment
  and other                                            18,685          958              -        19,643
  Software development costs                         (249,644)           -              -      (249,644)
                                                 ------------- ------------ -------------- -------------

    Net cash flows from investing activities       (5,183,998)    (143,074)             -    (5,327,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                          (32,446)           -              -       (32,446)
  Principal payments on long-term debt             (4,476,155)           -              -    (4,476,155)
  Principal payments on capital lease obligations    (114,524)           -              -      (114,524)
  Capital contributions                               604,689            -              -       604,689
                                                  ------------ ------------ -------------- -------------
    Net cash flows from financing activities       (4,018,436)           -              -    (4,018,436)
                                                 ------------- ------------ -------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS          27,886,236       99,869              -    27,986,105

CASH AND CASH EQUIVALENTS, Beginning of year       11,383,149       36,128              -    11,419,277
                                                 ------------- ------------ -------------- -------------
CASH AND CASH EQUIVALENTS, End of year           $ 39,269,385    $ 135,997    $         -  $ 39,405,382
                                                 ============= ============ ============== =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2002 (PREDECESSOR)
----------------------------------------------------------------------------------------------------------


                                                      Nebraska     Specialty
                                                        Book         Books,                  Consolidated
                                                    Company, Inc.     Inc.     Eliminations     Totals
                                                    ------------- ------------ ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES                $30,966,168     $ 71,752    $        -    $31,037,920

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (2,222,115)     (54,777)            -     (2,276,892)
  Acquisitions, net of cash acquired                 (6,109,599)           -             -     (6,109,599)
  Proceeds from sale of bookstores                    1,139,400            -             -      1,139,400
  Proceeds from sale of property and equipment
  and other                                              49,487            -             -         49,487
  Software development costs                           (418,463)           -             -       (418,463)
                                                    ------------ ------------ ------------- --------------
    Net cash flows from investing activities         (7,561,290)     (54,777)            -     (7,616,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt              (16,308,445)           -             -    (16,308,445)
  Principal payments on capital lease obligations      (117,388)           -             -       (117,388)
  Capital contributions                                  13,752            -             -         13,752
                                                    ------------ ------------ ------------- --------------
    Net cash flows from financing activities        (16,412,081)           -             -    (16,412,081)
                                                    ------------ ------------ ------------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             6,992,797       16,975             -      7,009,772

CASH AND CASH EQUIVALENTS, Beginning of year          4,390,352       19,153             -      4,409,505
                                                    ------------ ------------ ------------- --------------
CASH AND CASH EQUIVALENTS, End of year              $11,383,149     $ 36,128    $        -    $11,419,277
                                                    ============ ============ ============= ==============

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

      There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended March 31, 2004.

                        ITEM 9A. CONTROLS AND PROCEDURES.

      (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

       (B) CHANGES IN INTERNAL CONTROLS. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The members of our Board of Directors and executive officers and their ages are as follows:

         NAME        AGE               POSITION
         ----        ---               --------
Michael F. Cronin    50     Director
Mark L. Bono         44     Director
R. Sean Honey        33     Director
Mark W. Oppegard     54     Chief Executive Officer, President and Director
Barry S. Major       47     Chief Operating Officer and Director
Alan G. Siemek       43     Chief Financial Officer, Senior Vice President of
                            Finance and Administration, Treasurer, and Assistant
                            Secretary
William H. Allen     61     Senior Vice President of Textbook Division
Robert A. Rupe       56     Senior Vice President of Bookstore Division
Michael J. Kelly     46     Senior Vice President of Distance Learning/Marketing
                            Services and Other Complementary Services
Thomas A. Hoff       56     Vice President of Retail Development
John A. Callahan     55     Vice President of Contract Management
Larry R. Rempe       56     Vice President of Information Systems
Kenneth F. Jirovsky  60     Vice President of Development
Cynthia L. Morris    47     Vice President of Administration and Secretary


     The business experience, principal occupation and employment as well as the periods of service of each of our directors and executive officers during the last five years are set forth below.

      MICHAEL F. CRONIN became a Director of ours and NBC upon the consummation of the Weston Presidio Transaction in fiscal 2003. Mr. Cronin co-founded Weston Presidio, a private equity firm, in 1991 and is a managing member of the general partners of the Weston Funds. Mr. Cronin also serves as a Director of Tekni-Plex, Inc. and Tweeter Home Entertainment, Inc. as well as a number of the Weston Funds' portfolio companies.

      MARK L. BONO became a Director of ours and NBC upon the consummation of the Weston Presidio Transaction in fiscal 2003. Mr. Bono joined Weston Presidio in 1999 and is a member of the general partners of the Weston Funds. Prior to 1999, Mr. Bono served in various positions at Tucker Anthony, an investment banking firm, including Managing Director and Co-Head of Mergers and Acquisitions. Mr. Bono also serves as a Director of Trimark Sportswear Group, Herald Media, and Euro-Pro.

      R. SEAN HONEY was named a Director of ours and NBC upon the consummation of the March 4, 2004 Transaction. Mr. Honey joined Weston Presidio in 1999. Prior to 1999, Mr. Honey served in various positions at J.P. Morgan in both Mergers and Acquisitions and Merchant Banking. Mr. Honey also serves as a Director of Trimark Sportswear Group and Schurman Fine Papers.

      MARK W. OPPEGARD has served in the college bookstore industry for 34 years (all of which have been with us) and became our Chief Executive Officer and President/Chief Executive Officer, Secretary and a Director of NBC on February 13, 1998. Additionally, Mr. Oppegard has served as our President since 1992 and as our Director since 1995. Prior to 1998, Mr. Oppegard served as Vice President, Secretary, Assistant Treasurer and a Director of NBC between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions with us, including Vice President of the Bookstore Division.

      BARRY S. MAJOR was named our Chief Operating Officer in January, 1999, and upon consummation of the March 4, 2004 Transaction, was also named our Director and NBC's Director. Prior to joining us, Mr. Major served in various executive management positions at SITEL Corporation (SITEL), a company listed on the New York Stock Exchange that provides outsourced telephone and Internet-based sales and customer service. Joining SITEL in 1995 as the Executive Vice President of Finance, Mr. Major was named Chief Financial Officer in 1996 and assumed the role of President of the North America Region in 1997. Between 1985 and 1995, Mr. Major served in a series of positions, including President in 1995, Executive Vice President, and Senior Vice President/Credit Manager, with American National Corporation, a multi-bank holding company operating three banks throughout Omaha and Southeast Nebraska.

      ALAN G. SIEMEK was named our Senior Vice President of Finance and Administration in April, 2001. Mr. Siemek has also served as our Chief Financial Officer, Treasurer and Assistant Secretary and Vice President and Treasurer of NBC since July, 1999. Prior to joining us, Mr. Siemek served as Corporate Controller at SITEL, starting in 1997. Between 1994 and 1997, Mr. Siemek served in the positions of Director and Manager of SEC Reporting and Risk Management for MFS Communications, a billion dollar telecommunications firm. Prior to joining MFS Communications, Mr. Siemek spent eleven years in public accounting with Coopers & Lybrand LLP in their Omaha and New York offices.

      WILLIAM H. ALLEN has served in the college bookstore industry for 39 years (of which 30 have been with us). Mr. Allen was named the Senior Vice President of the Textbook Division in April, 2001. Between 1994 and 2001, Mr. Allen served as our Vice President of Warehouse Operations. Between 1974 and 1994, Mr. Allen served in a series of positions, including assistant manager of the Textbook Division. Prior to joining us in 1974, Mr. Allen was employed by the Missouri Store Company, a predecessor of MBS.

      ROBERT A. RUPE was named Senior Vice President of the Bookstore Division in April, 2001. Prior to joining us and a one-year period in which he was self-employed as a management training consultant, Mr. Rupe served as Vice President of Operations of Busybody, Inc., a specialty retailer with over 100 retail locations, from 1995 to 2000. Mr. Rupe has 34 years of retail experience, including a variety of senior management positions at May Department Stores, Marshall Field and Company, Phillips Van-Huesen and International Paper.

      MICHAEL J. KELLY was named Senior Vice President of Distance Learning/Marketing Services and Other Complementary Services in August, 2001, having previously served as our Vice President of E-commerce since November, 1999. Prior to joining us, Mr. Kelly served in various executive management positions at SITEL. Joining SITEL in 1995 as a Business Unit Vice President of Administration and Finance, Mr. Kelly was named a Business Unit President in 1997, assumed the role of Chief Information Officer for the North America Region in March, 1998, and was named Chief Technology Officer for Global Operations in August, 1998. Between 1981 and 1995, Mr. Kelly served as Director of Information Technology for Father Flanagan's Boys Home, a non-profit organization offering services to troubled children.

      THOMAS A. HOFF has served in the college bookstore industry for 17 years (all of which have been with us) and was named our Vice President of Retail Development in April, 2001. Between 1992 and 2001, Mr. Hoff served as our Vice President of the Bookstore Division. Mr. Hoff served as an assistant to the Vice President of the Bookstore Division between 1987 and 1992.

      JOHN A. CALLAHAN was named Vice President of Contract Management in December, 2003. Prior to this, Mr. Callahan was an Executive Director of GWP, Inc. a publications company that publishes World Magazine, a weekly news magazine. From 1986 until 2000, Mr. Callahan served in the college bookstore industry as a field operations manager and the Director of Marketing and Sales for Barnes & Noble College Bookstores, Inc.

      LARRY R. REMPE has served in the college bookstore industry for 18 years (all of which have been with us) and has been our Vice President of Information Systems since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc., a holding company that owned us until 1995.

      KENNETH F. JIROVSKY has served in the college bookstore industry for 43 years (all of which have been with us) and was named our Vice President of Development in April, 2001. Between 1986 and 2001, Mr. Jirovsky served as our Vice President of Sales and Marketing. Prior to 1986 Mr. Jirovsky served in a series of positions, including assistant manager of the Textbook Division.

      CYNTHIA L. MORRIS was named our Vice President of Administration and Secretary in January, 2003 after having served as the Executive Director and the Director of Finance of TheCampusHub.com, Inc. since November, 2002 and January, 2001, respectively. Prior to joining TheCampusHub.com, Inc., Ms. Morris served as the Director of Finance and Accounting of the Dental Division of InfoCure Inc., a national provider of practice management software applications, from November 1999 to October 2000, and as the Corporate Treasurer and Corporate Controller of Cohesive Technology Solutions, Inc., a national computer service integration and consulting corporation, from April 1997 to October 1999. Prior to 1997, Ms. Morris was self-employed as a financial consultant, served as the Controller and Treasurer of HealthCare Communications, Inc., a developer of office management software, and also spent twelve years in public accounting with KPMG Peat Marwick LLP in their Lincoln, Nebraska office.

AUDIT COMMITTEE

      Our audit committee currently consists of Mark L. Bono and R. Sean Honey. Among other functions, our audit committee (a) makes recommendations to our board of directors regarding the selection of independent auditors; (b) reviews the results and scope of the audit and other services provided by our independent auditors; (c) reviews our financial statements; and (d) reviews and evaluates our internal control functions. The Board of Directors is satisfied that the members of our audit committee have sufficient expertise and business and financial experience necessary to effectively perform their duties as the audit committee. In light of the fact that we have no public equity outstanding, the Board of Directors has not determined whether either of our audit committee members is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K.

CODE OF ETHICS

      We have adopted a written code of ethics for our principal executive officer and senior financial officers as required by the United States Securities and Exchange Commission, or SEC, under Section 406 of the Sarbanes-Oxley Act of 2002. The code sets forth written standards to deter wrongdoing and promote honest and ethical conduct, accurate and timely disclosure in reports and documents, compliance with applicable governmental laws and regulations, prompt internal reporting of violations of the code, and accountability for adherence to the code.


                        ITEM 11. EXECUTIVE COMPENSATION.

      The following tables and paragraphs provide information concerning compensation paid by us for the last three fiscal years to our Chief Executive Officer and to the four other most highly compensated executive officers earning in excess of $100,000 in annual salary and bonuses; compensation paid to Directors; and employment contracts in place with executive officers.

      The table presented below summarizes annual and long-term compensation, including stock compensation, to such persons for the last three fiscal years:

                              SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                                                                            Compensation
                                                      Annual Compensation     Awards
                                                      --------------------  ------------

                                                                              Number
                                                                           of Securities
                                               Fiscal                       Underlying     All Other
Name and Principal Position                     Year   Salary      Bonus    Options (1)  Compensation (2)
--------------------------------------------- ------- --------- ----------  ------------ ----------------
Mark W. Oppegard - Chief Executive Officer,
President, and Director                         2004  $ 288,389  $ 147,000    10,825         $ 2,276
                                                2003    276,923    280,000     2,675           2,573
                                                2002    253,731    236,000     2,900           2,962

Barry S. Major - Chief Operating Officer
and Director                                    2004    257,383    140,000     9,330       1,791,595
                                                2003    247,077    250,000     2,500           2,477
                                                2002    235,539    215,000     2,600           2,430

Alan G. Siemek - Chief Financial Officer,
Senior Vice President of Finance and
Administration, Treasurer, and
Assistant Secretary                             2004    189,251    100,000     7,478       1,004,192
                                                2003    181,885    160,000     1,375           2,417
                                                2002    173,923    120,000     2,100           2,430

Michael J. Kelly - Senior Vice President
of Distance Learning/Marketing Services
and Other Complementary Services                2004    183,324     70,000     4,661         871,276
                                                2003    169,731    130,000     1,375           2,477
                                                2002          -    120,000     1,150               -

Robert A. Rupe - Senior Vice President of
Bookstore Division                              2004    148,618    111,000     3,800         694,304
                                                2003    142,750    146,500     1,250           2,813
                                                2002    128,704    135,000     5,241           2,312


    (1) In connection with the March 4, 2004 Transaction, all existing options, including those listed in this column for fiscal 2003 and 2002, vested and were either converted into the right to receive cash payment (see footnote 2) or were cancelled in exchange for new options granted under the 2004 Stock Option Plan. Options granted under the 2004 Stock Option Plan were fully vested, exercisable at prices consistent with the options which were cancelled, and represent the right to purchase shares of capital stock of NBC Holdings Corp. Options granted in fiscal 2004 prior to the March 4, 2004 Transaction were entirely cancelled in exchange for new options granted under the 2004 Stock Option Plan and thus, are reflected only once in the column.

    (2) All other compensation consists of the following components: (a) In fiscal 2004, as a result of the December 10, 2003 debt refinancing and the March 4, 2004 Transaction, option holders were given the opportunity to convert options into the right to receive cash payments. The cash payments represented the difference between the exercise price and the fair market value of the securities underlying such options and totaled $1,789,415, $1,002,072, $869,096 and $691,788 for Messrs. Major, Siemek,
        Kelly, and Rupe, respectively; (b) matching contributions to the NBC Retirement Plan; (c) life insurance premiums paid by us on the executive's behalf; and (d) for Mr. Oppegard, the dollar value, if any, of above-market amounts earned on deferred compensation (such amounts totaled $376 for 2002).

      Presented below is information in tabular format regarding individual grants of stock options to executive officers named in the Summary Compensation Table for the year ended March 31, 2004:


                            OPTIONS GRANTED DURING THE YEAR ENDED MARCH 31, 2004

                           Individual Grants                                          Grant Date Value
--------------------------------------------------------------------------------  -------------------------
                                              Number    % of Total
                                                of        Options
                                            Securities   Granted to                               Grant
                                            Underlying   Employees     Exercise                   Date
                                             Options     in Fiscal       Price     Expiration    Present
                      Name                    Granted      2004       Per Share    Date (1)     Value (2)
-------------------------------------------  ---------  -----------  -----------   ----------  -----------
Mark W. Oppegard - Chief Executive Officer,
President, and Director                       5,950        22.0%      $ 52.47     03/03/14    $  1,107,831
                                              2,675        22.4        106.00     03/03/14         374,661
                                              2,200        20.5        146.00     03/03/14         232,298
                                           ---------                                          -------------
                                             10,825                                           $  1,714,790
                                           =========                                          =============

Barry S. Major - Chief Operating Officer
and Director                                  4,780        17.7         52.47     03/03/14    $    889,988
                                              2,500        20.9        106.00     03/03/14         350,150
                                              2,050        19.1        146.00     03/03/14         216,460
                                           ---------                                          -------------
                                              9,330                                           $  1,456,598
                                           =========                                          =============

Alan G. Siemek - Chief Financial Officer,
Senior Vice President of Finance and
Administration, Treasurer, and
Assistant Secretary                           4,728        17.5         52.47     03/03/14    $    880,306
                                              1,375        11.5        106.00     03/03/14         192,583
                                              1,375        12.8        146.00     03/03/14         145,186
                                           ---------                                          ------------
                                              7,478                                           $  1,218,075
                                           =========                                          =============

Michael J. Kelly - Senior Vice President
of Distance Learning/Marketing Services
and Other Complementary Services              2,111         7.8         52.47     03/03/14    $    393,047
                                              1,375        11.5        106.00     03/03/14         192,583
                                              1,175        10.9        146.00     03/03/14         124,068
                                           ---------                                         -------------
                                              4,661                                           $    709,698
                                           =========                                         =============

Robert A. Rupe - Senior Vice President
of Bookstore Division                         1,375         5.1         52.47     03/03/14    $    256,011
                                              1,250        10.5        106.00     03/03/14         175,075
                                              1,175        10.9        146.00     03/03/14         124,068
                                           ---------                                         -------------
                                              3,800                                           $    555,154
                                           =========                                         =============

    (1) Options were granted on March 4, 2004 in conjunction with the March 4, 2004 Transaction. Such options represent options previously granted under the 1998 and 2003 Stock Option Plans that were cancelled on March 4, 2004, with replacement options that were fully vested and had exercise prices consistent with the cancelled options being granted out of the 2004 Stock Option Plan on March 4, 2004. The grant date market price of such options, as determined in conjunction with the March 4, 2004 Transaction, was $231.41 per option. The options with an exercise price of $146.00 were previously granted under the 2003 Performance Stock Option Plan on August 1, 2003. As these options granted under the 2003 Performance Stock Option Plan in fiscal 2004 were entirely cancelled in exchange for new options granted under the 2004 Stock Option Plan, they are reflected only once in this table.

    (2) Grant date present value was determined using a Black-Scholes option pricing model, assuming a 3.02% risk-free interest rate, 1.0% expected volatility, and an expected life of approximately 5.0 years.

      The following table provides information concerning each exercise of stock options by executive officers named in the Summary Compensation Table during the year ended March 31, 2004 as well as the value of unexercised options as of March 31, 2004:

              AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED MARCH 31, 2004
                    and Option Value as of March 31, 2004

                                                                         Number
                                                                      of Securities      Value of
                                                                        Underlying      Unexercised
                                                                       Unexercised     in-the-Money
                                                                        Options at       Options at
                                                                      March 31, 2004 March 31, 2004 (1)
                                                                      -------------- ------------------
                                                Shares
                                               Acquired      Value     Exercisable/     Exercisable/
                  Name                        on Exercise   Realized   Unexercisable   Unexercisable
-------------------------------------------  ------------ -----------  ------------- ------------------
Mark W. Oppegard - Chief Executive
Officer, President, and Director                    -       $    -      10,825 / -       $599,316 / -

Barry S. Major - Chief Operating
Officer and Director                                -            -       9,330 / -        492,896 / -

Alan G. Siemek - Chief Financial
Officer, Senior Vice President of
Finance and Administration, Treasurer,
and Assistant Secretary                             -            -       7,478 / -        451,791 / -

Michael J. Kelly - Senior Vice President
of Distance Learning/Marketing Services
and Other Complementary Services                    -            -       4,661 / -        226,499 / -

Robert A. Rupe - Senior Vice President
of Bookstore Division                               -            -       3,800 / -        159,069 / -

    (1) Represents the excess of the March 31, 2004 estimated fair market value of NBC's common stock underlying the stock options, which includes a discount for the holder's minority interest position and illiquidity of the common stock, over the exercise price of such options. The estimated fair market value was based upon the March 4, 2004 Transaction, though on a discounted basis. All options were granted on March 4, 2004 and were fully vested and exercisable at the time of grant.

COMPENSATION OF DIRECTORS AND ADDITIONAL INFORMATION

     Our Directors receive no compensation for services but are reimbursed for out-of-pocket expenses.

EMPLOYMENT AGREEMENTS

     We have employment agreements with Mark W. Oppegard and eight of our other executive officers. As amended, such agreements (the "Employment Agreements") with the aforementioned executive officers (each, an "Executive") provide for an annual base salary as determined by the Board of Directors after considering the recommendation of the chief executive officer, for incentive compensation based upon the attainment of financial objectives to be established by the Board of Directors (or a committee thereof) after considering the recommendation of the chief executive officer, and for customary fringe benefits. The amounts of salaries are as follows: Mr. Oppegard, $293,000 per annum; Mr. Major, $262,000 per annum; Mr. Siemek, $193,000 per annum; Mr. Kelly, $186,500 per annum; and Mr. Rupe, $151,500 per annum. The Employment Agreements provide that their term will be automatically extended from year to year, unless terminated upon specified notice by either party.

     The Employment Agreements also provide that each Executive will be granted a number of options to acquire shares of NBC common stock determined by the Board of Directors. Each such option has an exercise price not to be less than the fair market value per share as of the date of grant and is exercisable as to 25% of the shares covered thereby on the date of grant and as to an additional 25% of the shares covered thereby on each of the first three anniversaries of the date of grant, subject to the Executive's continued employment with us on such dates.

     The Employment Agreements also provide for specified payments to the Executive in the event of termination of employment with us without "cause" (as defined in the respective agreements) and in the event of death or disability of the Executive during the term. The Employment Agreements also contain customary confidentiality obligations and three-year non-competition agreements for each Executive.

     Finally, the Employment Agreements provide that, prior to the consummation by NBC of an initial public offering of NBC common stock, the Executives will not sell, transfer, pledge or otherwise dispose of any shares of NBC common stock, except for certain transfers to immediate family members, in the event of disability and for estate planning purposes.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      We do not currently have a compensation committee. Mark W. Oppegard - Chief Executive Officer, President, and Director participated in the Board of Directors' deliberations concerning executive officer compensation during the last fiscal year.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - All shares of our common stock are owned by NBC; therefore, the following table sets forth information on security ownership of NBC common stock beneficially owned by each person who owns more than 5.0% of such shares; each director; each executive officer named in Item 11; and all of our directors and executive officers treated as a group. The shares listed and percentages calculated thereon are based upon NBC common stock outstanding as of June 25, 2004 and NBC Holdings Corp. capital stock underlying nonqualified stock options that are exercisable within sixty days, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. As a result of the March 4, 2004 Transaction, shares of NBC common stock issued and outstanding totaled 549,254 on June 25, 2004. Weston Presidio owns 36,455 of the issued and outstanding shares directly, with the remaining 512,799 issued and outstanding shares being owned by NBC Holdings Corp, a company newly formed by Weston Presidio which has 512,799 shares of capital stock issued and outstanding that are owned either by Weston Presidio or current and former members of management. To the knowledge of NBC, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.

                                                     Amount and
                                                     Nature of
                                                     Beneficial    Percent of
       Title of Class/Name of Beneficial Owner       Ownership (1)   Class (3)
-------------------------------------------------- --------------- -----------

NBC Class A Common Stock:
 Owning Greater Than 5% of Shares:
  Weston Presidio Capital IV, L.P. (2)                    365,449      66.5%
  Weston Presidio Capital III, L.P. (2)                   153,623      28.0%
  WPC Entrepreneur Fund, L.P. (2)                           7,579       1.4%
  WPC Entrepreneur Fund II, L.P. (2)                        5,785       1.1%

 Ownership of Directors:
  Michael F. Cronin (2)                                   532,436      96.9%
  Mark L. Bono (2)                                              -          -
  R. Sean Honey (2)                                             -          -

 Ownership of Executive Officers Named in Item 11:
  Mark W. Oppegard                                         14,825       2.6%
  Barry S. Major                                           11,077       2.0%
  Alan G. Siemek                                            7,478       1.3%
  Michael J. Kelly                                          4,661       0.8%
  Robert A. Rupe                                            3,800       0.7%

 Ownership of Directors and All Executive
 Officers as a Group                                      586,927      98.5%


    (1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of NBC common stock. Such shares include NBC Holdings Corp. shares underlying nonqualified stock options exercisable within sixty days, as follows: Mr. Oppegard - 10,825 shares; Mr. Major - 9,330 shares; Mr. Siemek - 7,478 shares; Mr. Kelly - 4,661 shares; Mr. Rupe - 3,800 shares; and 46,744 shares for all directors and executive officers as a group.

    (2) The sole general partner of Weston Presidio Capital IV, L.P., Weston Presidio Capital III, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P. (the "Weston Presidio Funds") is a limited partnership whose sole general partner is a limited liability company of which Mr. Cronin is a managing member and Mr. Bono is a member. Messrs. Cronin, Bono, and Honey disclaim beneficial ownership of the shares held by the Weston Presidio Funds, except to the extent of their respective pecuniary interests therein. The address of the Weston Presidio Funds, and Messrs. Cronin, Bono, and Honey is 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

    (3) The percentages are calculated based upon 549,254 shares of NBC common stock outstanding as of June 25, 2004 and shares underlying nonqualified stock options exercisable within sixty days as detailed in footnote (1).

      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - Through NBC's parent, NBC Holdings Corp., NBC has a stock-based compensation plan established to provide for the granting of options to purchase capital stock of NBC Holdings Corp. Details regarding the plan in effect are presented in the footnotes to the consolidated financial statements found in Item 8, "Financial Statements and Supplementary Data." Specific information as of March 31, 2004 regarding the plan, which was not subject to the approval by security holders, is also presented in the following table.

                                Number of      Weighted-      Number of
                              Securities to     Average      Securities
                              be Issued Upon    Exercise      Remaining
                               Exercise of      Price of    Available for
                               Outstanding    Outstanding      Future
       Plan                      Options        Options       Issuance
--------------------------  ---------------- ------------- ----------------

2004 Stock Option Plan             49,778       $ 85.53         31,528


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      CERTAIN BUSINESS RELATIONSHIPS - In fiscal 2001, we entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by HWP. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. Mr. Oppegard served as a Director of TheCampusHub.com, Inc. and Messrs. Major, Siemek, and Kelly served as executive officers of TheCampusHub.com, Inc. As of July 1, 2003, Messrs. Oppegard, Major, Siemek, and Kelly had been granted 13,900, 13,900, 9,690, and 16,800 options, respectively, from TheCampusHub.com, Inc. as compensation for services provided to TheCampusHub.com, Inc. since its inception, none of which were ever exercised. In total, such options represented approximately 3.9% of TheCampusHub.com, Inc.'s outstanding shares and options at July 1, 2003. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon our acquisition of all of the outstanding shares of common stock of TheCampusHub.com, Inc. This business combination was accounted for by us in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill. The management services agreement reimbursed us for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the year ended March 31, 2004, revenues attributable to the management services agreement totaled $0.1 million and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million.

      INDEBTEDNESS OF MANAGEMENT - As of March 31, 2004, NBC reported notes receivable from stockholders and associated interest receivable of approximately $0.1 million and $1,214, respectively. The remaining balances originated pursuant to the terms of an employment agreement with our Chief Operating Officer, Barry S. Major. In January, 1999, NBC issued 4,765 shares of its common stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2004 was approximately $170,000. This note was amended and restated in July, 2002 and matures on January 19, 2009. A similar note, which was repaid in fiscal 2004, originated pursuant to the terms of an employment agreement with our Chief Financial Officer, Alan G. Siemek. In July, 1999, NBC issued 3,177 shares of its common stock to Mr. Siemek at a price of $52.47 per share, in exchange for $16,688 in cash and a promissory note in the principal amount of $150,000 bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2004 was approximately $77,000.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The following table sets forth the aggregate fees billed to us during fiscal years 2004 and 2003 by Deloitte & Touche LLP:


                                          Year Ended March 31,
                                             2004       2003
                                         ----------- -----------

             Audit Fees                   $  98,410   $  91,510
             Audit-Related Fees             155,262      21,999
             Tax Fees                        99,063      52,782
                                         ----------- -----------

             Total                        $ 352,735   $ 166,291
                                         =========== ===========


      AUDITS FEES include professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-Q.

      AUDIT-RELATED FEES consist of fees for assurance and related services that are related to the performance of the audit or review of our consolidated financial statements, including procedures performed in conjunction with various merger and acquisition activities, as well as the audit of the 401(k) compensation plan.

      TAX FEES consist of fees for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal and state tax compliance, return preparation, and tax audits.

      The audit committee pre-approves all audit and non-audit services performed by our independent auditor.

                                     PART IV

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, & REPORTS ON FORM 8-K.

      (a)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

           (1) Consolidated Financial Statements of Nebraska Book Company, Inc.

                  Index to Consolidated Financial Statements.

                  Report of Independent Registered Public Accounting Firm.

                  Consolidated Balance Sheets as of March 31, 2004 (Successor)
                     and March 31, 2003 (Predecessor).

                  Consolidated Statements of Operations for the One Month Ended
                     March 31, 2004 (Successor), the Eleven Months Ended February 29, 2004 (Predecessor), and the Years Ended March 31, 2003 and 2002 (Predecessor).

                  Consolidated Statements of Stockholder's Equity for the One
                     Month Ended March 31, 2004 (Successor), the Eleven Months Ended February 29, 2004 (Predecessor), and the Years Ended March 31, 2003 and 2002 (Predecessor).

                  Consolidated Statements of Cash Flows for the One Month Ended
                     March 31, 2004 (Successor), the Eleven Months Ended February 29, 2004 (Predecessor), and the Years Ended March 31, 2003 and 2002 (Predecessor).

                  Notes to Consolidated Financial Statements.

           (2) Financial Statement Schedules.

                  Report of Independent Registered Public Accounting Firm on
                     Schedule.
                  Schedule II - Valuation and Qualifying Accounts.

           (3)  Exhibits.

               2.1 Agreement for Purchase and Sale of Stock, dated as of May 26, 1999 by and among Nebraska Book Company, Inc., Dennis Rother, and Larry Rother, filed as Exhibit 2.1 to Nebraska Book Company, Inc. Form 8-K, as amended, dated June 4, 1999, is incorporated herein by reference.

               2.2 Agreement of Sale, dated as of September 30, 1999 by and among Nebraska Book Company, Inc., Michigan College Book Company, Inc., Ned's Berkeley Book Company, Inc., Ned Shure, Fred Shure, and Jack Barenfanger filed as Exhibit 2.1 to Nebraska Book Company, Inc. Form 8-K, as amended, dated November 12, 1999, is incorporated herein by reference.

               2.3 Agreement of Sale, as amended, dated as of May 11, 2001 between Nebraska Book Company, Inc. and University Co-operative Society, filed as Exhibit 2.1 to Nebraska Book Company, Inc. Form 8-K dated May 11, 2001, is incorporated herein by reference.

               2.4 Agreement and Plan of Merger, dated as of July 1, 2003, by and among TheCampusHub.com, Inc., Nebraska Book Company, Inc. and NBC Acquisition Corp., filed as Exhibit 2.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

               3.1 Certificate of Incorporation, as amended, of Nebraska Book Company, Inc., filed as Exhibit 3.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

               3.2 First Restated By-laws of Nebraska Book Company, Inc., filed as Exhibit 3.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

               4.1 Indenture, dated as of February 13, 1998 by and between Nebraska Book Company, Inc. and United States Trust Company of New York, as Trustee, filed as Exhibit 4.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

               4.2 Supplemental Indenture, dated as of July 1, 2002, by and among Specialty Books, Inc., Nebraska Book Company, Inc., and The Bank of New York, as Trustee, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

               4.3 Second Supplemental Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantor named therein and The Bank of New York, as Trustee, filed as
                    Exhibit 4.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

               4.4 Form of Initial Note of Nebraska Book Company, Inc. (included in Exhibit 4.1 as Exhibit A), filed as Exhibit 4.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

               4.5 Form of Exchange Note of Nebraska Book Company, Inc. (included in Exhibit 4.1 as Exhibit B), filed as Exhibit 4.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

               4.6 Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

               4.7 Form of 8 5/8% Senior Subordinated Note Due 2012 (included in Exhibit 4.6), filed as Exhibit 4.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

               4.8 Form of Exchange Note of Nebraska Book Company, Inc. 8 5/8% Senior Subordinated Note Due 2012.

               10.1 Credit Agreement dated as of February 13, 1998 by and among
                    NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

               10.2 First Amendment, dated as of May 21, 1999, to the Credit
                    Agreement, dated as of February 13, 1998 by and among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank, and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference.

               10.3 Second Amendment and Waiver, dated as of April 27, 2000, to the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank, and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

               10.4 Third Amendment, dated as of December 20, 2001, to the
                    Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., J.P. Morgan Chase Bank, and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 2001, is incorporated herein by reference.

               10.5 Fourth Amendment and Waiver, dated as of June 4, 2002, to and under the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., JPMorgan Chase Bank, and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

               10.6 Fifth Amendment and Waiver, dated as of June 13, 2003, to and under the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., JPMorgan Chase Bank, and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

               10.7 Amended and Restated Credit Agreement, dated February 13,
                    1998, as amended and restated as of December 10, 2003, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., and the other parties thereto, filed as Exhibit 99.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated December 10, 2003, is incorporated herein by reference.

               10.8 Amended and Restated Credit Agreement, dated as of March 4,
                    2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Fleet National Bank and Wells Fargo Bank N.A., as Co-Documentation Agents, filed as Exhibit 10.8 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

               10.9 Assumption Agreement, dated as of July 1, 2002 between
                    Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

              10.10 Guarantee and Collateral Agreement, dated as of February
                    13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

              10.11 Amended and Restated Guarantee and Collateral Agreement,
                    dated March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc. and Specialty Books, Inc. in favor of JPMorgan Chase Bank, as administrative agent, filed as Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

              10.12 Purchase Agreement dated February 10, 1998 by and between
                    Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

              10.13 Purchase Agreement, dated as of March 4, 2004, by and among
                    Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

              10.14 Exchange and Registration Rights Agreement, dated as of
                    February 13, 1998 by and among Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 4.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

              10.15 Registration Rights Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

             10.16* Form of Memorandum of Understanding, dated as of February
                    13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth
                    F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

             10.17* Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

             10.18* Addendum to the Memorandum of Understanding, dated as of
                    December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit
                    10.9 to Nebraska Book Company, Inc. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

             10.19* Amended and Restated Secured Promissory Note dated July 9,
                    2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

             10.20* Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

             10.21* Addendum to the Memorandum of Understanding, dated as of
                    July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.11 to Nebraska Book Company, Inc. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

             10.22* Amended and Restated Secured Promissory Note dated July 9,
                    2002 by and between NBC Acquisition Corp. and Alan Siemek, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

             10.23* Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

             10.24* Amended and Restated Secured Promissory Note dated July 9,
                    2002 by and between NBC Acquisition Corp. and Michael J. Kelly, filed as Exhibit 10.6 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

             10.25* Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as
                    Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

             10.26* Amended and Restated Secured Promissory Note dated July 9,
                    2002 by and between NBC Acquisition Corp. and Robert Rupe, filed as Exhibit 10.7 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

             10.27* Amendment to the Memorandums of Understanding by and
                    between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff, Barry S. Major, Alan Siemek, Michael
                    J. Kelly, and Robert Rupe, dated March 4, 2004.

             10.28* NBC Acquisition Corp. 1995 Stock Incentive Plan adopted
                    August 31, 1995, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

             10.29* NBC Acquisition Corp. 1998 Performance Stock Option Plan
                    adopted June 30, 1998, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

             10.30* First Amendment, dated as of June 12, 2002, to the NBC
                    Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

             10.31* NBC Acquisition Corp. 1998 Stock Option Plan adopted June
                    30, 1998, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

             10.32* First Amendment, dated as of June 12, 2002, to the NBC
                    Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

             10.33* NBC Acquisition Corp. 2003 Performance Stock Option Plan
                    adopted July 1, 2003, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

             10.34* NBC Acquisition Corp. 2003 Stock Option Plan adopted July
                    1, 2003, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

             10.35* NBC Holdings Corp. 2004 Stock Option Plan adopted March 4,
                    2004, filed as Exhibit 10.34 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

             10.36* NBC Acquisition Corp. Senior Management Bonus Plan adopted
                    June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

             10.37* Form of Deferred Compensation Agreement by and among
                    Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as
                    Exhibit 10.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

             10.38* Amendment of Form of Deferred Compensation Agreement,
                    dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas
                    A. Hoff, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

             10.39* NBC Acquisition Corp. 401(k) Savings Plan, filed as
                    Exhibit 10.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

              10.40 Agreement for Purchase and Sale of Stock dated January 9,
                    1998 by and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan
                    L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.8.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

              10.41 First Amendment dated January 23, 1998 to the Collegiate
                    Stores Corporation Agreement, filed as Exhibit 10.8.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

              10.42 Commercial Lease Agreement made and entered into March 8,
                    1989, by and among Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.9 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

              10.43 Lease Agreement entered into as of September 1, 1986, by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.10 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

              10.44 Lease Agreement entered into as of September 1, 1986, by and among John B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

              10.45 Lease Agreement entered into as of September 1, 1986 by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.12 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

             10.46 Lease Agreement made and entered into October 12, 1988 by and among Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit 10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

             10.47 Industrial Real Estate Lease dated June 22, 1987 by and among Cyprus Land Company and Nebraska Book Company, Inc., filed as Exhibit 10.14 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

              12.1  Statements regarding computation of ratios, filed as Exhibit
                    12.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

              14.1 Code of Business Conduct and Ethics and Code of Ethics for Our Principal Executive Officer and Senior Financial Officers for Nebraska Book Company, Inc.

              21.1  Subsidiary of Nebraska Book Company, Inc., filed as Exhibit
                    21.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

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

               * - Management contracts or compensatory plans filed herewith or incorporated by reference.

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements included herein.

      (b)  REPORTS ON FORM 8-K.

                  Current Report on Form 8-K dated and filed on March 8, 2004 announcing the completion of the sale of our 8.625% Senior Subordinated Notes due 2012 and that we will redeem all of the 8.75% senior subordinated notes that were not tendered on or prior to the expiration of the consent solicitation initiated by us on February 4, 2004.

                  Current Report on Form 8-K/A dated and filed on February 24, 2004 amending the Current Report on Form 8-K, filed on February 19, 2004, to replace Exhibit 99.4 concerning recent developments in the business and certain financial information for the ten-month periods ended January 31, 2003 and 2004, and the twelve-month period ended January 31, 2004.

                  Current Report on Form 8-K dated and filed on February 19, 2004 providing consolidated financial statements for the three years ended March 31, 2003 with updated segment information, providing certain financial information for the ten-month periods ended January 31, 2004 and 2003 and the twelve-month period ended January 31, 2004, announcing a proposed debt offering, and discussing the related tender offer and consent solicitation.

                  Current Report on Form 8-K dated and filed on February 5, 2004 announcing a tender offer and consent solicitation for our 8.75% senior subordinated notes.

                  Current Report on Form 8-K dated December 10, 2003 and filed on January 8, 2004 announcing NBC's purchase of treasury stock and the amendment and restatement of the senior credit facility.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NEBRASKA BOOK COMPANY, INC.


                                /s/  Mark W. Oppegard
                                ------------------------------------------------
                                Mark W. Oppegard
                                Chief Executive Officer, President, and Director June 25, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Mark W. Oppegard                            /s/  Michael F. Cronin
--------------------------------------------     -------------------------------
Mark W. Oppegard                                 Michael F. Cronin
Chief Executive Officer, President               Director
and Director                                     June 25, 2004
June 25, 2004


/s/ Alan G. Siemek                              /s/  Mark L. Bono
--------------------------------------------    --------------------------------
Alan G. Siemek                                   Mark L. Bono
Chief Financial Officer,                         Director
Senior Vice President of Finance                 June 25, 2004
and Administration, Treasurer, and
Assistant Secretary
June 25, 2004


/s/  Barry S. Major                             /s/  R. Sean Honey
--------------------------------------------    -------------------------------
Barry S. Major                                   R. Sean Honey
Director                                         Director
June 25, 2004                                    June 25, 2004

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

      No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended March 31, 2004 has been, or will be, sent to security holders.

                          FINANCIAL STATEMENT SCHEDULES



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Nebraska Book Company, Inc.
Lincoln, Nebraska

      We have audited the consolidated financial statements of Nebraska Book Company, Inc. (a wholly-owned subsidiary of NBC Acquisition Corp.) and subsidiary as of March 31, 2004 (Successor) and March 31, 2003 (Predecessor) and for the one month ended March 31, 2004 (Successor), the eleven months ended February 29, 2004 (Predecessor) and the years ended March 31, 2003 and 2002 (Predecessor), and have issued our report thereon dated June 25, 2004; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP

Lincoln, Nebraska
June 25, 2004

NEBRASKA BOOK COMPANY, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
---------------------------------------------------------------------------------------------------------------------

                                                                   Charged to  Charged to
                                                     Beginning of  Costs and     Other         Net       End of Year
                                                     Year Balance   Expenses    Accounts   Charge-Offs     Balance
                                                     ------------ ------------ ----------- ------------ ------------

ONE MONTH ENDED MARCH 31, 2004 (SUCCESSOR)
Allowance for doubtful accounts                       $ 510,839     $218,205      $    -     $(218,205)    $ 510,839


ELEVEN MONTHS ENDED FEBRUARY 29, 2004 (PREDECESSOR)
Allowance for doubtful accounts                         442,942       66,393           -         1,504       510,839


YEAR ENDED MARCH 31, 2003 (PREDECESSOR)
Allowance for doubtful accounts                       1,429,803      451,578           -    (1,438,439)      442,942


YEAR ENDED MARCH 31, 2002 (PREDECESSOR)
Allowance for doubtful accounts                         407,033    1,629,704           -      (606,934)    1,429,803

                                  EXHIBIT INDEX

2.1 Agreement for Purchase and Sale of Stock, dated as of May 26, 1999 by and among Nebraska Book Company, Inc., Dennis Rother, and Larry Rother, filed as Exhibit 2.1 to Nebraska Book Company, Inc. Form 8-K, as amended, dated June 4, 1999, is incorporated herein by reference.

2.2 Agreement of Sale, dated as of September 30, 1999 by and among Nebraska Book Company, Inc., Michigan College Book Company, Inc., Ned's Berkeley Book Company, Inc., Ned Shure, Fred Shure, and Jack Barenfanger filed as
        Exhibit 2.1 to Nebraska Book Company, Inc. Form 8-K, as amended, dated November 12, 1999, is incorporated herein by reference.

2.3 Agreement of Sale, as amended, dated as of May 11, 2001 between Nebraska Book Company, Inc. and University Co-operative Society, filed as Exhibit
        2.1 to Nebraska Book Company, Inc. Form 8-K dated May 11, 2001, is incorporated herein by reference.

2.4 Agreement and Plan of Merger, dated as of July 1, 2003, by and among TheCampusHub.com, Inc., Nebraska Book Company, Inc. and NBC Acquisition Corp., filed as Exhibit 2.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

3.1 Certificate of Incorporation, as amended, of Nebraska Book Company, Inc., filed as Exhibit 3.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

3.2     First Restated By-laws of Nebraska Book Company, Inc., filed as Exhibit
        3.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

4.1 Indenture, dated as of February 13, 1998 by and between Nebraska Book Company, Inc. and United States Trust Company of New York, as Trustee, filed as Exhibit 4.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

4.2 Supplemental Indenture, dated as of July 1, 2002, by and among Specialty Books, Inc., Nebraska Book Company, Inc., and The Bank of New York, as Trustee, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

4.3 Second Supplemental Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantor named therein and The Bank of New York, as Trustee, filed as Exhibit 4.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

4.4     Form of Initial Note of Nebraska Book Company, Inc. (included in Exhibit
        4.1 as Exhibit A), filed as Exhibit 4.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

4.5     Form of Exchange Note of Nebraska Book Company, Inc. (included in
        Exhibit 4.1 as Exhibit B), filed as Exhibit 4.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

4.6 Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

4.7 Form of 8 5/8% Senior Subordinated Note Due 2012 (included in Exhibit 4.6), filed as Exhibit 4.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

4.8 Form of Exchange Note of Nebraska Book Company, Inc. 8 5/8% Senior Subordinated Note Due 2012.

10.1 Credit Agreement dated as of February 13, 1998 by and among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.2 First Amendment, dated as of May 21, 1999, to the Credit Agreement, dated as of February 13, 1998 by and among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank, and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference.

10.3 Second Amendment and Waiver, dated as of April 27, 2000, to the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank, and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

10.4 Third Amendment, dated as of December 20, 2001, to the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., J.P. Morgan Chase Bank, and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 2001, is incorporated herein by reference.

10.5 Fourth Amendment and Waiver, dated as of June 4, 2002, to and under the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., JPMorgan Chase Bank, and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.6 Fifth Amendment and Waiver, dated as of June 13, 2003, to and under the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., JPMorgan Chase Bank, and certain other financial institutions, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.7 Amended and Restated Credit Agreement, dated February 13, 1998, as amended and restated as of December 10, 2003, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., and the other parties thereto, filed as Exhibit 99.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated December 10, 2003, is incorporated herein by reference.

10.8 Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Fleet National Bank and Wells Fargo Bank N.A., as Co-Documentation Agents, filed as Exhibit 10.8 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.9 Assumption Agreement, dated as of July 1, 2002 between Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit
        10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.10 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.11 Amended and Restated Guarantee and Collateral Agreement, dated March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc. and Specialty Books, Inc. in favor of JPMorgan Chase Bank, as administrative agent, filed as Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.12 Purchase Agreement dated February 10, 1998 by and between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.13 Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.14 Exchange and Registration Rights Agreement, dated as of February 13, 1998 by and among Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 4.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.15 Registration Rights Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.16* Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.17* Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

10.18* Addendum to the Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.9 to Nebraska Book Company, Inc. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

10.19* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.20* Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.21* Addendum to the Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.11 to Nebraska Book Company, Inc. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

10.22* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Alan Siemek, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.23* Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

10.24* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Michael J. Kelly, filed as Exhibit
        10.6 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.25* Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.26* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Robert Rupe, filed as Exhibit 10.7 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.27* Amendment to the Memorandums of Understanding by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe, Kenneth
        F. Jirovsky, William H. Allen, Thomas A. Hoff, Barry S. Major, Alan Siemek, Michael J. Kelly, and Robert Rupe, dated March 4, 2004.

10.28* NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August 31, 1995, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.29* NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.30* First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as
        Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.31* NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.32* First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.33* NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.34* NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.35* NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.34 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.36* NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.37* Form of Deferred Compensation Agreement by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.38* Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

10.39* NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.40 Agreement for Purchase and Sale of Stock dated January 9, 1998 by and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.8.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.41 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.8.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.42 Commercial Lease Agreement made and entered into March 8, 1989, by and among Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.9 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.43 Lease Agreement entered into as of September 1, 1986, by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as
        Exhibit 10.10 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.44   Lease Agreement entered into as of September 1, 1986, by and among John
        B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.45 Lease Agreement entered into as of September 1, 1986 by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as
        Exhibit 10.12 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.46 Lease Agreement made and entered into October 12, 1988 by and among Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit
        10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.47 Industrial Real Estate Lease dated June 22, 1987 by and among Cyprus Land Company and Nebraska Book Company, Inc., filed as Exhibit 10.14 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

12.1 Statements regarding computation of ratios, filed as Exhibit 12.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

14.1 Code of Business Conduct and Ethics and Code of Ethics for Our Principal Executive Officer and Senior Financial Officers for Nebraska Book Company, Inc.

21.1 Subsidiary of Nebraska Book Company, Inc., filed as Exhibit 21.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

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

        * - Management contracts or compensatory plans filed herewith or incorporated by reference.

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements included herein.