Form 10-Q
period 2004-09-30
NEBRASKA BOOK CO
filed 2004-11-10
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

            TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
                         NOVEMBER 10, 2004: 100 SHARES

                            TOTAL NUMBER OF PAGES: 39

                             EXHIBIT INDEX: PAGE 39

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------

                                                                  Successor             Predecessor
                                                        ------------------------------ --------------
                                                        September 30,      March 31,    September 30,
                                                             2004            2004           2003
                                                        --------------  -------------- --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $  73,628,174   $  33,276,181  $  68,646,878
  Restricted cash                                                   -      27,065,000              -
  Receivables                                              40,322,590      30,412,590     41,285,682
  Inventories                                              73,898,257      70,139,222     68,689,377
  Recoverable income taxes                                          -       5,351,480              -
  Deferred income taxes                                     6,752,015       6,102,015      6,096,743
  Prepaid expenses and other assets                           741,150         873,167        811,974
                                                        --------------  -------------- --------------
    Total current assets                                  195,342,186     173,219,655    185,530,654

PROPERTY AND EQUIPMENT, net of
depreciation & amortization                                40,050,499      36,133,256     28,117,488

GOODWILL                                                  271,632,544     268,646,931     34,079,919

IDENTIFIABLE INTANGIBLES, net of amortization             154,214,892     157,505,632      1,853,563

DEBT ISSUE COSTS, net of amortization                       9,471,992      10,001,172      3,494,255

OTHER ASSETS                                                2,149,190       2,216,565      2,514,972
                                                        --------------  -------------- --------------
                                                        $ 672,861,303   $ 647,723,211  $ 255,590,851
                                                        ==============  ============== ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $  54,498,486   $  29,300,768  $  54,050,633
  Accrued employee compensation and benefits                6,921,357       9,118,730      7,024,036
  Accrued interest                                            667,800       2,041,957      1,218,914
  Accrued incentives                                        8,196,334       6,982,304      6,512,308
  Accrued expenses                                          1,230,458       1,211,448      1,087,108
  Income taxes payable                                      7,491,452               -      7,311,587
  Deferred revenue                                          1,474,583         898,658      1,097,268
  Current maturities of long-term debt                      1,830,469      17,238,881      2,338,535
  Current maturities of capital lease obligations             206,307         167,433        143,884
                                                        --------------  -------------- --------------
    Total current liabilities                              82,517,246      66,960,179     80,784,273

LONG-TERM DEBT, net of current maturities                 352,719,357     353,634,999    122,146,237

CAPITAL LEASE OBLIGATIONS, net of current maturities        2,656,684       2,138,151      2,227,446

OTHER LONG-TERM LIABILITIES                                   325,955         317,287        309,019

DEFERRED INCOME TAXES                                      61,023,744      61,849,744              -

DUE TO PARENT                                              16,741,079      16,836,358     13,732,039

COMMITMENTS (Note 5)

STOCKHOLDER'S EQUITY:
  Common stock, voting, authorized 50,000 shares of
  $1.00 par value; issued and outstanding 100 shares              100             100            100
  Additional paid-in capital                              137,955,276     137,957,716     56,715,888
  Retained earnings (accumulated deficit)                  18,921,862       8,028,677    (20,324,151)
                                                        --------------  -------------- --------------
    Total stockholder's equity                            156,877,238     145,986,493     36,391,837
                                                        --------------  -------------- --------------
                                                        $ 672,861,303   $ 647,723,211  $ 255,590,851
                                                        ==============  ============== ==============

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
---------------------------------------------------------------------------------------------------

                                          Successor     Predecessor     Successor     Predecessor
                                       --------------- -------------- -------------- --------------
                                          Quarter         Quarter      Six Months     Six Months
                                            Ended           Ended         Ended          Ended
                                        September 30,  September 30,  September 30,  September 30,
                                            2004           2003           2004           2003
                                       --------------- -------------- -------------- --------------
REVENUES, net of returns                $ 174,229,606  $ 172,693,104  $ 226,524,951  $ 227,454,287

COSTS OF SALES                            109,131,893    108,142,063    140,620,317    141,116,060
                                       --------------- -------------- -------------- --------------

  Gross profit                             65,097,713     64,551,041     85,904,634     86,338,227

OPERATING EXPENSES:
  Selling, general and administrative      26,996,034     27,254,450     49,057,707     49,411,584
  Depreciation                              1,119,348        810,624      2,168,404      1,564,918
  Amortization                              2,016,608        390,144      4,023,004        549,474
                                       --------------- -------------- -------------- --------------
                                           30,131,990     28,455,218     55,249,115     51,525,976
                                       --------------- -------------- -------------- --------------
INCOME FROM OPERATIONS                     34,965,723     36,095,823     30,655,519     34,812,251
                                       --------------- -------------- -------------- --------------

OTHER EXPENSES (INCOME):
  Interest expense                          6,293,775      3,297,476     12,453,133      6,805,062
  Interest income                            (133,496)      (102,963)      (133,496)      (111,721)
  Gain on derivative
    financial instruments                           -        (57,191)             -        (57,296)
                                       --------------- -------------- -------------- --------------
                                            6,160,279      3,137,322     12,319,637      6,636,045
                                       --------------- -------------- -------------- --------------

INCOME BEFORE INCOME TAXES                 28,805,444     32,958,501     18,335,882     28,176,206

INCOME TAX EXPENSE                         11,391,219     12,788,712      7,310,231     11,035,656
                                       --------------- -------------- -------------- --------------
NET INCOME                              $  17,414,225  $  20,169,789  $  11,025,651  $  17,140,550
                                       =============== ============== ============== ==============

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------

                                                                          Retained     Accumulated
                                                           Additional     Earnings         Other
                                                 Common    Paid-in      (Accumulated   Comprehensive             Comprehensive
                                                  Stock     Capital        Deficit)    Income (Loss)    Total        Income
                                                --------- ------------- ------------- -------------- ----------- -------------
BALANCE, April 1, 2003 (Predecessor)               $ 100  $ 46,986,333   $(33,379,701) $ (418,631) $ 13,188,101

   Contributed capital                                 -     9,729,555              -           -     9,729,555  $         -

   Net income                                          -             -     17,140,550           -    17,140,550   17,140,550

   Dividends declared                                  -             -     (4,085,000)          -    (4,085,000)           -

   Other comprehensive income, net of taxes:

     Unrealized gains on interest rate
     swap agreements, net of taxes of $256,145         -             -              -     418,631       418,631      418,631
                                                --------- ------------- ------------- ------------ ------------- ------------
BALANCE, September 30, 2003 (Predecessor)          $ 100  $ 56,715,888   $(20,324,151) $        -  $ 36,391,837  $17,559,181
                                                ========= ============= ============= ============ ============= ============

BALANCE, April 1, 2004 (Successor)                 $ 100  $137,957,716   $  8,028,677  $        -  $145,986,493

  Contributed capital                                  -        (2,440)             -           -        (2,440) $         -

  Net income                                           -             -     11,025,651           -    11,025,651   11,025,651

  Dividends declared                                   -             -       (132,466)          -      (132,466)           -
                                                --------- ------------- ------------- ------------ ------------- ------------
BALANCE, September 30, 2004 (Successor)            $ 100  $137,955,276   $ 18,921,862  $        -  $156,877,238  $11,025,651
                                                ========= ============= ============= ============ ============= ============


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                                          Successor   Predecessor
                                                                        ------------ --------------
                                                                         Six Months   Six Months
                                                                           Ended        Ended
                                                                        September 30, September 30,
                                                                            2004          2003
                                                                        ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 11,025,651  $ 17,140,550
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Provision for losses on receivables                                       14,674        54,235
    Depreciation                                                           2,168,404     1,564,918
    Amortization                                                           4,748,607     1,197,635
    Noncash interest income from derivative financial instruments                  -        (1,030)
    Gain on derivative financial instruments                                       -      (169,863)
    Loss on disposal of assets                                                15,546       264,932
    Deferred income taxes                                                 (1,476,000)    2,580,000
    Changes in operating assets and liabilities,
    net of effect of acquisitions/disposals:
      Receivables                                                         (9,925,814)  (11,221,396)
      Inventories                                                         (3,040,178)    1,353,265
      Recoverable income taxes                                             5,351,480        25,000
      Prepaid expenses and other assets                                      132,017        55,999
      Other assets                                                            76,611      (159,058)
      Accounts payable                                                    25,197,718    35,038,167
      Accrued employee compensation and benefits                          (2,197,373)   (3,702,677)
      Accrued interest                                                    (1,374,157)     (293,819)
      Accrued incentives                                                   1,214,030       993,425
      Accrued expenses                                                        24,893         6,374
      Income taxes payable                                                 7,491,452     7,221,655
      Deferred revenue                                                       575,925       559,038
      Other long-term liabilities                                              8,668         8,196
      Due to parent                                                          (95,279)    1,360,193
                                                                        ------------- -------------
        Net cash flows from operating activities                          39,936,875    53,875,739

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                     (5,252,130)   (1,844,630)
  Acquisitions, net of cash acquired                                      (4,667,916)   (2,161,080)
  Proceeds from sale of property and equipment and other                       9,418         7,910
  Software development costs                                                       -       (48,029)
                                                                        ------------- -------------
       Net cash flows from investing activities                           (9,910,628)   (4,045,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                                                (196,423)            -
  Principal payments on long-term debt                                   (16,324,054)  (16,452,218)
  Principal payments on capital lease obligations                            (86,311)      (66,936)
  Dividends paid to parent                                                  (132,466)   (4,085,000)
  Decrease in restricted cash                                             27,065,000             -
  Capital contributions                                                            -        15,740
                                                                        ------------- -------------
       Net cash flows from financing activities                           10,325,746   (20,588,414)
                                                                        ------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 40,351,993    29,241,496

CASH AND CASH EQUIVALENTS, Beginning of period                            33,276,181    39,405,382
                                                                        ------------- -------------
CASH AND CASH EQUIVALENTS, End of period                                $ 73,628,174  $ 68,646,878
                                                                        ============= =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid (refunded) during the period for:
    Interest                                                            $ 13,101,687  $  6,564,317
    Income taxes                                                          (3,961,422)     (126,192)
  Noncash investing and financing activities:
    Acquisition of TheCampusHub.com, Inc.
       through issuance of NBC common stock                             $          -  $  9,722,683
    Property acquired through capital lease                                  643,718             -
    Accumulated other comprehensive income (loss):
      Unrealized gains on interest rate swap
         agreements, net of income taxes                                           -       418,631
      Deferred taxes resulting from accumulated
         other comprehensive income (loss)                                         -       256,145


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

    The following unaudited pro forma financial information for the quarter and six months ended September 30, 2003 was prepared as if the March 4, 2004 Transaction had occurred on April 1, 2003.

                                                 Predecessor
                                      --------------------------------
                                      Quarter Ended   Six Months Ended
                                      September 30,    September 30,
                                           2003             2003
                                      --------------- ----------------
        Revenues, net of returns       $ 172,693,104    $ 227,454,287
        Net income                        17,444,544       11,288,518

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

                                                    Successor     Predecessor      Successor    Predecessor
                                                  -------------- -------------- -------------- --------------
                                                   Quarter Ended September 30,  Six Months Ended September 30,
                                                       2004           2003          2004              2003
                                                  -------------- -------------- -------------- --------------
Net income, as reported                            $ 17,414,225   $ 20,169,789   $ 11,025,651   $ 17,140,550

Add:  Stock-based employee compensation expense
included in reported net income, net of related
tax effects                                                   -              -              -              -

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                    -        (37,563)             -        (48,890)
                                                  -------------- -------------- -------------- --------------
Pro forma net income                               $ 17,414,225   $ 20,132,226   $ 11,025,651   $ 17,091,660
                                                  ============== ============== ============== ==============

    Stock options outstanding at September 30, 2004, which were granted in conjunction with the March 4, 2004 Transaction, were fully vested at the date of grant.

3.  INVENTORIES - Inventories are summarized as follows:

                                         Successor              Predecessor
                                ----------------------------  ---------------
                                 September 30,   March 31,     September 30,
                                     2004           2004           2003
                                -------------- -------------  ---------------
Textbook Division                $ 21,798,755  $ 31,247,606     $ 18,835,890
Bookstore Division                 48,681,178    35,313,780       41,051,629
Complementary Services Division     3,418,324     3,577,836        8,801,858
                                -------------- -------------  ---------------
                                 $ 73,898,257  $ 70,139,222     $ 68,689,377
                                ============== =============  ===============


4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the six months ended September 30, 2004 and 2003 and the year ended March 31, 2004. Goodwill assigned to corporate administration represents the goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                                           Complementary
                                            Bookstore         Services        Corporate
                                             Division        Division      Administration      Total
                                          --------------- ---------------- --------------- ---------------
Balance, April 1, 2003 (Predecessor)        $ 13,702,249     $          -   $  16,770,574   $  30,472,823

Additions to goodwill:
  Bookstore acquisitions                           2,721                -               -           2,721
  Acquisition of TheCampusHub.com, Inc.                -        3,604,375               -       3,604,375
                                          --------------- ---------------- --------------- ---------------
Balance, September 30, 2003 (Predecessor)   $ 13,704,970     $  3,604,375   $  16,770,574   $  34,079,919
                                          =============== ================ =============== ===============

Balance, April 1, 2003 (Predecessor)        $ 13,702,249     $          -   $  16,770,574   $  30,472,823

Additions to goodwill:
  Bookstore acquisitions                          11,373                -               -          11,373

  Acquisition of TheCampusHub.com, Inc.                -        3,604,375               -       3,604,375
                                          --------------- ---------------- --------------- ---------------
Balance, February 29, 2004 (Predecessor)      13,713,622        3,604,375      16,770,574      34,088,571

Additions to goodwill:
  Purchase accounting adjustment -
  TheCampusHub.com, Inc.                               -          100,856               -         100,856

  March 4, 2004 Transaction                  (13,713,622)      (3,705,231)    250,344,097     232,925,244

  Bookstore acquisitions                       1,532,260                -               -       1,532,260
                                          --------------- ---------------- --------------- ---------------
  Balance, March 31, 2004 (Successor)          1,532,260                -     267,114,671     268,646,931

Additions to goodwill:
  Purchase accounting adjustment -
  March 4, 2004 Transaction                            -                -          15,355          15,355

  Bookstore acquisitions                       2,970,258                -               -       2,970,258

                                          --------------- ---------------- --------------- ---------------
Balance, September 30, 2004 (Successor)     $  4,502,518     $          -   $ 267,130,026   $ 271,632,544
                                          =============== ================ =============== ===============

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of September 30, 2004, March 31, 2004, and September 30, 2003:

                                                       September 30, 2004 (Successor)
                                          --------------------------------------------------
                                              Gross                               Net
                                             Carrying          Accumulated      Carrying
                                              Amount          Amortization       Amount
                                          ----------------  --------------- ----------------
 Customer relationships                     $ 114,830,000     $ (3,348,820)   $ 111,481,180
 Developed technology                          11,473,750       (1,115,155)      10,358,595
 Covenants not to compete                       1,417,333         (362,216)       1,055,117
                                          ----------------  --------------- ----------------
                                            $ 127,721,083     $ (4,826,191)   $ 122,894,892
                                          ================  =============== ================

                                                       March 31, 2004 (Successor)
                                          --------------------------------------------------
                                              Gross                               Net
                                             Carrying          Accumulated      Carrying
                                              Amount          Amortization       Amount
                                          ----------------  --------------- ----------------
 Customer relationships                     $ 114,830,000     $   (478,060)   $ 114,351,940
 Developed technology                          11,473,750         (159,006)      11,314,744
 Covenants not to compete                         689,333         (170,385)         518,948
                                          ----------------  --------------- ----------------
                                            $ 126,993,083     $   (807,451)   $ 126,185,632
                                          ================  =============== ================

                                                  September 30, 2003 (Predecessor)
                                          --------------------------------------------------
                                              Gross                               Net
                                             Carrying          Accumulated      Carrying
                                              Amount          Amortization       Amount
                                          ----------------  --------------- ----------------
 Developed technology                       $   2,916,610     $ (1,194,594)   $   1,722,016
 Covenants not to compete                         647,333         (515,786)         131,547
                                          ----------------  --------------- ----------------
                                            $   3,563,943     $ (1,710,380)   $   1,853,563
                                          ================  =============== ================

    Information regarding aggregate amortization expense for the quarter and six months ended September 30, 2004 and 2003 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                         Amortization
                                                           Expense
                                                        ----------------

Quarter ended September 30, 2004 (Successor)                $ 2,014,476
Quarter ended September 30, 2003 (Predecessor)                  388,012
Six months ended September 30, 2004 (Successor)               4,018,740
Six months ended September 30, 2003 (Predecessor)               545,210

Estimated amortization expense for the fiscal years
ending March 31:
   2005                                                     $ 8,042,000
   2006                                                       7,990,000
   2007                                                       7,976,000
   2008                                                       7,688,000
   2009                                                       7,681,000


    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

5. LONG-TERM DEBT - Indebtedness at September 30, 2004 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to the Company through a syndicate of lenders, consisting of an $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes"), and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility, which was unused at September 30, 2004 and 2003 and March 31, 2004, is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at September 30, 2004 was $50.0 million.

    The interest rate on the Senior Credit Facility is Prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility.

    The Senior Credit Facility stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently amended on October 20, 2004 and most recently restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. As a result of the amendment and restatement of the Credit Agreement on March 4, 2004, the next excess cash flow measurement date will be March 31, 2005.

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

    Effective October 20, 2004, the Credit Agreement was amended, primarily to provide for a temporary incremental revolving credit facility, to increase the allowable aggregate principal amount of outstanding capital lease obligations to $10.0 million, and to exclude certain acquisitions from the $15.0 million annual acquisition limitation. The incremental revolving credit facility effectively increases amounts available under the Revolving Credit Facility by $10.0 million for the period from October 20, 2004 through June 30, 2005. These changes were made in connection with the October, 2004 acquisitions of bookstore locations in Normal, Illinois and Tallahassee, Florida, whose combined annual gross revenues exceeded $20 million. The Credit Agreement was also previously amended on August 6, 2004 to reduce the applicable margin, as defined in the Credit Agreement, on the Term Loan by up to .50% depending on the ratings assigned to the Term Loan by Standard & Poor's Ratings Group and Moody's Investors Services.

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

                                                                  Successor              Predecessor
                                                        ------------------------------- -----------------
                                                         September 30,     March 31,       September 30,
                                                             2004            2004              2003
                                                        --------------- --------------- -----------------
Total indebtedness outstanding                           $ 357,412,817   $ 373,179,464     $ 126,856,102

Term debt subject to Eurodollar fluctuations               179,100,000     180,000,000        14,007,570

Fixed interest rate indebtedness                           178,312,817     193,179,464       112,848,532

Variable interest rate, including applicable margin:
  Term Debt - Term Loan                                          4.67%           3.84%                 -
  Term Debt - Tranche A Loans                                        -               -             2.63%
  Term Debt - Tranche B Loans                                        -               -             3.68%


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

    Under hedge accounting, interest rate swap agreements are reflected at fair value in the balance sheet and the related gains or losses on these agreements are generally recorded in stockholders' equity, net of applicable income taxes (as "accumulated other comprehensive income (loss)"). Gains or losses recorded in accumulated other comprehensive income (loss) are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on the Company's consolidated results of operations was that interest expense on the term debt was generally being recorded based on fixed interest rates until the interest rate swap agreements expired on July 31, 2003.

    As a result of a $10.0 million optional prepayment of term debt on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlated with remaining principal balances due under the term debt. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the term debt represented the portion of the agreements that no longer qualified for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualified for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the term debt. The fair value allocated to the portion of the interest rate swap agreements that no longer qualified for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, were also recognized as a gain (loss) on derivative financial instruments in the consolidated statements of operations.

    Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the periods then ended:
                                                                    Predecessor
                                                                   -------------
                                                                   September 30,
                                                                       2003
                                                                   -------------
Increase in fair value of swap agreements designated as hedges        $ 675,806

Year-to-date interest income recorded due to hedge ineffectiveness        1,030

Quarterly interest expense recorded due to hedge ineffectiveness        (14,275)


    Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest income from derivative financial instruments", "gain on derivative financial instruments", or as noncash investing and financing activities.

7. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Textbook Division, Bookstore Division, and Complementary Services Division. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Bookstore Division segment encompasses the operating activities of the Company's 120 college bookstores as of September 30, 2004 located on or adjacent to college campuses. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

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

    The following table provides selected information 7about profit or loss on a segment basis for the quarters and six months ended September 30, 2004 and 2003, respectively:

                                                                                   Complementary
                                                     Textbook       Bookstore        Services
                                                      Division       Division        Division          Total
                                                  --------------- --------------- --------------- ---------------
Quarter ended September 30, 2004 (Successor):
  External customer revenues                        $ 46,369,389   $ 118,563,442     $ 9,296,775   $ 174,229,606
  Intersegment revenues                                8,847,690         552,711         828,084      10,228,485
  Depreciation and amortization expense                1,502,501         881,933         693,453       3,077,887
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)            17,295,349      20,515,051         580,080      38,390,480

Quarter ended September 30, 2003 (Predecessor):
  External customer revenues                        $ 47,907,042   $ 110,270,265    $ 14,515,797   $ 172,693,104
  Intersegment revenues                                7,989,478         353,247         540,509       8,883,234
  Depreciation and amortization expense                  213,684         516,343         427,481       1,157,508
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)            18,481,067      18,135,558       1,195,581      37,812,206

Six months ended September 30, 2004 (Successor):
  External customer revenues                        $ 65,457,002   $ 142,486,218    $ 18,581,731   $ 226,524,951
  Intersegment revenues                               15,316,054         765,201       1,481,510      17,562,765
  Depreciation and amortization expense                2,998,703       1,694,239       1,383,622       6,076,564
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)            21,984,846      17,993,755       1,349,765      41,328,366

Six months ended September 30, 2003 (Predecessor):
  External customer revenues                        $ 67,589,160   $ 132,270,953    $ 27,594,174   $ 227,454,287
  Intersegment revenues                               13,336,510         605,815         908,280      14,850,605
  Depreciation and amortization expense                  424,946       1,021,998         586,821       2,033,765
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)            23,132,782      15,767,042       2,311,986      41,211,810


    The following table reconciles segment information presented above with information as presented in the consolidated financial statements for the quarters and six months ended September 30, 2004 and 2003, respectively:


                                                Successor       Predecessor      Successor     Predecessor
                                             ---------------  --------------- --------------- --------------
                                               Quarter Ended September 30,    Six Months Ended September 30,
                                                  2004             2003            2004            2003
                                             ---------------  --------------- --------------- ---------------
Revenues:
  Total for reportable segments               $ 184,458,091    $ 181,576,338   $ 244,087,716   $ 242,304,892
  Elimination of intersegment revenues          (10,228,485)      (8,883,234)    (17,562,765)    (14,850,605)
                                             ---------------  --------------- --------------- ---------------
    Consolidated total                        $ 174,229,606    $ 172,693,104   $ 226,524,951   $ 227,454,287
                                             ===============  =============== =============== ===============

Depreciation and Amortization Expense:
  Total for reportable segments               $   3,077,887    $   1,157,508   $   6,076,564   $   2,033,765
  Corporate administration                           58,069           43,260         114,844          80,627
                                             ---------------  --------------- --------------- ---------------
    Consolidated total                        $   3,135,956    $   1,200,768   $   6,191,408   $   2,114,392
                                             ===============  =============== =============== ===============

Income Before Income Taxes:
  Total EBITDA for reportable segments        $  38,390,480    $  37,812,206   $  41,328,366   $  41,211,810
  Corporate administrative costs                   (288,801)        (515,615)     (4,481,439)     (4,285,167)
                                             ---------------  --------------- --------------- ---------------
                                                 38,101,679       37,296,591      36,846,927      36,926,643
  Depreciation and amortization                  (3,135,956)      (1,200,768)     (6,191,408)     (2,114,392)
                                             ---------------  --------------- --------------- ---------------
    Consolidated income from operations          34,965,723       36,095,823      30,655,519      34,812,251
  Interest and other expenses, net               (6,160,279)      (3,137,322)    (12,319,637)     (6,636,045)
                                             ---------------  --------------- --------------- ---------------
    Consolidated income before income taxes   $  28,805,444    $  32,958,501   $  18,335,882   $  28,176,206
                                             ===============  =============== =============== ===============

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash
    Flows:

                                                 Successor       Predecessor      Successor        Predecessor
                                              ---------------  ---------------- ---------------  ---------------
                                                 Quarter ended September 30,      Six Months ended September 30,
                                                    2004              2003           2004              2003
                                              ---------------  ---------------- ---------------  ---------------
EBITDA                                          $ 38,101,679      $ 37,296,591    $ 36,846,927     $  36,926,643

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Interest income                                    133,496           102,963         133,496           111,721
  Provision for losses on accounts receivable         31,179            47,168          14,674            54,235
  Cash paid for interest                         (10,319,943)       (5,673,333)    (13,101,687)       (6,564,317)
  Cash (paid) refunded for income taxes             (102,869)          528,985       3,961,422           126,192
  Loss on disposal of assets                          15,546           258,693          15,546           264,932
  Other                                               10,802                 -               -                 -
  Changes in operating assets and liabilities,
  net of effect of acquistions/disposals (1)      52,384,651        53,171,512      12,066,497        22,956,333
                                              ---------------  ---------------- ---------------  ----------------
Net Cash Flows from Operating Activities        $ 80,254,541      $ 85,732,579    $ 39,936,875     $  53,875,739
                                              ===============  ================ ===============  ================
Net Cash Flows from Investing Activities        $ (3,316,406)     $ (2,084,914)   $ (9,910,628)    $  (4,045,829)
                                              ===============  ================ ===============  ================
Net Cash Flows from Financing Activities        $ (9,025,530)     $(21,456,041)   $ 10,325,746     $ (20,588,414)
                                              ===============  ================ ===============  ================

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

8. RELATED PARTY TRANSACTIONS - In accordance with the Company's debt covenants, the Company declared and paid $0.1 million in dividends to NBC during the six months ended September 30, 2004 for costs associated with the March 4, 2004 Transaction. During the six months ended September 30, 2003, the Company declared and paid a $4.1 million dividend to NBC for interest due and payable on the former senior discount debentures.

9. ACCOUNTING PRONOUNCEMENTS - In March, 2004 the Financial Accounting Standards Board ("FASB") issued an exposure draft, SHARE-BASED PAYMENT, AN AMENDMENT OF FASB STATEMENTS NO. 123 AND 95. If finalized as drafted, the Company will be required to record compensation costs based on the fair value of the awards granted to employees. Although stock options granted and outstanding at September 30, 2004 were fully-vested and thus would not be impacted by this proposed standard, future grants of stock options would likely result in the recording of compensation costs.

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

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2004 (SUCCESSOR)
-------------------------------------------------------------------------------------------------

                                        Nebraska       Specialty
                                           Book          Books,                     Consolidated
                                       Company, Inc.      Inc.       Eliminations      Totals
                                      -------------- -------------- -------------- --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents           $  73,544,930    $    83,244   $          -  $  73,628,174
  Receivables                            42,061,432      2,332,127     (4,070,969)    40,322,590
  Inventories                            71,372,516      2,525,741              -     73,898,257
  Deferred income taxes                   6,752,015              -              -      6,752,015
  Prepaid expenses and other assets         737,444          3,706              -        741,150
                                      -------------- -------------- -------------- --------------
    Total current assets                194,468,337      4,944,818     (4,070,969)   195,342,186

PROPERTY AND EQUIPMENT, net              39,551,602        498,897              -     40,050,499

GOODWILL                                271,632,544              -              -    271,632,544

IDENTIFIABLE INTANGIBLES, NET           152,273,303      1,941,589              -    154,214,892

OTHER ASSETS                             14,100,669         17,077     (2,496,564)    11,621,182
                                      -------------- -------------- -------------- --------------
                                      $ 672,026,455    $ 7,402,381   $ (6,567,533) $ 672,861,303
                                      ============== ============== ============== ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                    $  54,498,486    $ 4,070,969   $ (4,070,969) $  54,498,486
  Accrued employee compensation and
  benefits                                6,857,710         63,647              -      6,921,357
  Accrued interest                          667,800              -              -        667,800
  Accrued incentives                      8,196,334              -              -      8,196,334
  Accrued expenses                        1,235,893         (5,435)             -      1,230,458
  Income taxes payable                    7,491,452              -              -      7,491,452
  Deferred revenue                        1,474,583              -              -      1,474,583
  Current maturities of long-term debt    1,830,469              -              -      1,830,469
  Current maturities of capital
  lease obligations                         206,307              -              -        206,307
                                      -------------- -------------- -------------- --------------
    Total current liabilities            82,459,034      4,129,181     (4,070,969)    82,517,246

LONG-TERM DEBT, net of
current maturities                      352,719,357              -              -    352,719,357

CAPITAL LEASE OBLIGATIONS,
net of current maturities                 2,656,684              -              -      2,656,684

OTHER LONG-TERM LIABILITIES                 325,955              -              -        325,955

DEFERRED INCOME TAXES                    60,247,108        776,636              -     61,023,744

DUE TO PARENT                            16,741,079              -              -     16,741,079

COMMITMENTS

STOCKHOLDER'S EQUITY                    156,877,238      2,496,564     (2,496,564)   156,877,238
                                      -------------- -------------- -------------- --------------
                                      $ 672,026,455    $ 7,402,381   $ (6,567,533) $ 672,861,303
                                      ============== ============== ============== ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2004 (SUCCESSOR)
-------------------------------------------------------------------------------------------------

                                           Nebraska      Specialty
                                             Book          Books,                   Consolidated
                                         Company, Inc.      Inc.      Eliminations     Totals
                                         -------------- ------------- ------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents              $  33,142,420   $   133,761  $          -  $  33,276,181
  Restricted cash                           27,065,000             -             -     27,065,000
  Receivables                               33,022,016     1,660,458    (4,269,884)    30,412,590
  Inventories                               67,142,492     2,996,730             -     70,139,222
  Recoverable income taxes                   5,351,480             -             -      5,351,480
  Deferred income taxes                      6,102,015             -             -      6,102,015
  Prepaid expenses and other assets            868,761         4,406             -        873,167
                                         -------------- ------------- ------------- --------------
    Total current assets                   172,694,184     4,795,355    (4,269,884)   173,219,655

PROPERTY AND EQUIPMENT, net                 35,615,009       518,247             -     36,133,256

GOODWILL                                   268,646,931             -             -    268,646,931

IDENTIFIABLE INTANGIBLES, NET              155,514,045     1,991,587             -    157,505,632

OTHER ASSETS                                14,388,466        17,077    (2,187,806)    12,217,737
                                         -------------- ------------- ------------- --------------
                                         $ 646,858,635   $ 7,322,266  $ (6,457,690) $ 647,723,211
                                         ============== ============= ============= ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $  29,300,768   $ 4,269,884  $ (4,269,884) $  29,300,768
  Accrued employee compensation and
  benefits                                   9,062,590        56,140             -      9,118,730
  Accrued interest                           2,041,957             -             -      2,041,957
  Accrued incentives                         6,982,304             -             -      6,982,304
  Accrued expenses                           1,199,647        11,801             -      1,211,448
  Deferred revenue                             898,658             -             -        898,658
  Current maturities of long-term debt      17,238,881             -             -     17,238,881
  Current maturities of capital
  lease obligations                            167,433             -             -        167,433
                                         -------------- ------------- ------------- --------------
    Total current liabilities               66,892,238     4,337,825    (4,269,884)    66,960,179

LONG-TERM DEBT, net of current maturities  353,634,999             -             -    353,634,999

CAPITAL LEASE OBLIGATIONS, net of
current maturities                           2,138,151             -             -      2,138,151

OTHER LONG-TERM LIABILITIES                    317,287             -             -        317,287

DEFERRED INCOME TAXES                       61,053,109       796,635             -     61,849,744

DUE TO PARENT                               16,836,358             -             -     16,836,358

COMMITMENTS

STOCKHOLDER'S EQUITY                       145,986,493     2,187,806    (2,187,806)   145,986,493
                                         -------------- ------------- ------------- --------------
                                         $ 646,858,635   $ 7,322,266  $ (6,457,690) $ 647,723,211
                                         ============== ============= ============= ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2003 (PREDECESSOR)
-----------------------------------------------------------------------------------------------

                                         Nebraska     Specialty
                                           Book         Books,                    Consolidated
                                       Company, Inc.     Inc.      Eliminations      Totals
                                       ------------- ------------- -------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents            $ 68,598,373  $     48,505  $           -  $  68,646,878
  Receivables                            48,029,630     2,029,351     (8,773,299)    41,285,682
  Inventories                            60,809,610     7,879,767              -     68,689,377
  Deferred income taxes                   6,096,743             -              -      6,096,743
  Prepaid expenses and other assets         793,640        18,334              -        811,974
                                       ------------- ------------- -------------- -------------
    Total current assets                184,327,996     9,975,957     (8,773,299)   185,530,654

PROPERTY AND EQUIPMENT, net              27,579,051       538,437              -     28,117,488

GOODWILL                                 34,079,919             -              -     34,079,919

OTHER ASSETS                              9,425,100        17,077     (1,579,387)     7,862,790
                                       ------------- ------------- -------------- -------------
                                       $ 255,412,066 $ 10,531,471  $ (10,352,686) $ 255,590,851
                                       ============= ============= ============== =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                     $ 54,050,633  $  8,773,299  $  (8,773,299) $  54,050,633
  Accrued employee compensation and
  benefits                                6,889,786       134,250              -      7,024,036
  Accrued interest                        1,218,914             -              -      1,218,914
  Accrued incentives                      6,512,308             -              -      6,512,308
  Accrued expenses                        1,042,573        44,535              -      1,087,108
  Income taxes payable                    7,311,587             -              -      7,311,587
  Deferred revenue                        1,097,268             -              -      1,097,268
  Current maturities of long-term debt    2,338,535             -              -      2,338,535
  Current maturities of capital
  lease obligations                         143,884             -              -        143,884
                                       ------------- ------------- -------------- -------------
    Total current liabilities            80,605,488     8,952,084     (8,773,299)    80,784,273

LONG-TERM DEBT, net of current
maturities                              122,146,237             -              -    122,146,237

CAPITAL LEASE OBLIGATIONS,
net of current maturities                 2,227,446             -              -      2,227,446

OTHER LONG-TERM LIABILITIES                 309,019             -              -        309,019

DUE TO PARENT                            13,732,039             -              -     13,732,039

COMMITMENTS

STOCKHOLDER'S EQUITY                     36,391,837     1,579,387     (1,579,387)    36,391,837
                                       ------------- ------------- -------------- -------------
                                       $255,412,066  $ 10,531,471  $ (10,352,686) $ 255,590,851
                                       ============= ============= ============== =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2004 (SUCCESSOR)
--------------------------------------------------------------------------------------------

                                      Nebraska      Specialty
                                        Book          Books,                   Consolidated
                                    Company, Inc.      Inc.      Eliminations     Totals
                                    ------------- -------------- ------------- -------------
REVENUES, net of returns            $168,266,835   $  6,007,730    $  (44,959) $174,229,606

COSTS OF SALES                       104,861,803      4,316,728       (46,638)  109,131,893
                                    ------------- -------------- ------------- -------------
Gross profit                          63,405,032      1,691,002         1,679    65,097,713

OPERATING EXPENSES (INCOME):
  Selling, general and
  administrative                      25,466,787      1,527,568         1,679    26,996,034
  Depreciation                         1,104,195         15,153             -     1,119,348
  Amortization                         1,991,609         24,999             -     2,016,608
  Equity in earnings of subsidiary       (73,969)             -        73,969             -
                                    ------------- -------------- ------------- -------------
                                      28,488,622      1,567,720        75,648    30,131,990
                                    ------------- -------------- ------------- -------------
INCOME FROM OPERATIONS                34,916,410        123,282       (73,969)   34,965,723

OTHER EXPENSES (INCOME):
  Interest expense                     6,293,775              -             -     6,293,775
  Interest income                       (133,496)             -             -      (133,496)
                                    ------------- -------------- ------------- -------------
                                       6,160,279              -             -     6,160,279
                                    ------------- -------------- ------------- -------------

INCOME BEFORE INCOME TAXES            28,756,131        123,282       (73,969)   28,805,444

INCOME TAX EXPENSE                    11,341,906         49,313             -    11,391,219
                                    ------------- -------------- ------------- -------------
NET INCOME                          $ 17,414,225   $     73,969    $  (73,969) $ 17,414,225
                                    ============= ============== ============= =============



NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2003 (PREDECESSOR)
---------------------------------------------------------------------------------------------

                                       Nebraska      Specialty
                                         Book          Books,                   Consolidated
                                      Company, Inc.      Inc.      Eliminations     Totals
                                     -------------- ------------- ------------- -------------
REVENUES, net of returns             $ 162,007,625  $ 10,702,716     $ (17,237) $172,693,104

COSTS OF SALES                         100,792,628     7,372,672       (23,237)  108,142,063
                                     -------------- ------------- ------------- -------------
Gross profit                            61,214,997     3,330,044         6,000    64,551,041

OPERATING EXPENSES (INCOME):
  Selling, general and administrative   24,470,837     2,777,613         6,000    27,254,450
  Depreciation                             788,885        21,739             -       810,624
  Amortization                             390,144             -             -       390,144
  Equity in earnings of subsidiary        (318,415)            -       318,415             -
                                     -------------- ------------- ------------- -------------
                                        25,331,451     2,799,352       324,415    28,455,218
                                     -------------- ------------- ------------- -------------

INCOME FROM OPERATIONS                  35,883,546       530,692      (318,415)   36,095,823

OTHER EXPENSES (INCOME):
  Interest expense                       3,297,476             -             -     3,297,476
  Interest income                         (102,963)            -             -      (102,963)
  Gain on derivative financial
  instruments                              (57,191)            -             -       (57,191)

                                     -------------- ------------- ------------- -------------
                                         3,137,322             -             -     3,137,322
                                     -------------- ------------- ------------- -------------

INCOME BEFORE INCOME TAXES              32,746,224       530,692      (318,415)   32,958,501

INCOME TAX EXPENSE                      12,576,435       212,277             -    12,788,712
                                     -------------- ------------- ------------- -------------
NET INCOME                           $  20,169,789  $    318,415     $(318,415) $ 20,169,789
                                     ============== ============= ============= =============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 (SUCCESSOR)
--------------------------------------------------------------------------------------------

                                     Nebraska       Specialty
                                        Book          Books,                  Consolidated
                                    Company, Inc.      Inc.      Eliminations    Totals
                                    ------------- -------------- ------------ --------------
REVENUES, net of returns            $213,851,082  $ 12,738,646    $ (64,777) $ 226,524,951

COSTS OF SALES                       131,564,614     9,123,958      (68,255)   140,620,317
                                    ------------- ------------- ------------ --------------
Gross profit                          82,286,468     3,614,688        3,478     85,904,634

OPERATING EXPENSES (INCOME):
  Selling, general and
  administrative                      46,034,971     3,019,258        3,478     49,057,707
  Depreciation                         2,137,569        30,835            -      2,168,404
  Amortization                         3,973,006        49,998            -      4,023,004
  Equity in earnings of subsidiary      (308,758)            -      308,758              -
                                    ------------- ------------- ------------ --------------
                                      51,836,788     3,100,091      312,236     55,249,115
                                    ------------- ------------- ------------ --------------

INCOME FROM OPERATIONS                30,449,680       514,597     (308,758)    30,655,519

OTHER EXPENSES (INCOME):
  Interest expense                    12,453,133             -            -     12,453,133
  Interest income                       (133,496)            -            -       (133,496)
                                    ------------- ------------- ------------ --------------
                                      12,319,637             -            -     12,319,637
                                    ------------- ------------- ------------ --------------

INCOME BEFORE INCOME TAXES            18,130,043       514,597     (308,758)    18,335,882

INCOME TAX EXPENSE                     7,104,392       205,839            -      7,310,231
                                    ------------- ------------- ------------ --------------
NET INCOME                          $ 11,025,651  $    308,758    $(308,758) $  11,025,651
                                    ============= ============= ============ ==============



NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 (PREDECESSOR)
-----------------------------------------------------------------------------------------

                                    Nebraska      Specialty
                                      Book          Books,                   Consolidated
                                  Company, Inc.      Inc.      Eliminations    Totals
                                  -------------  ------------ ------------- -------------
REVENUES, net of returns          $206,499,542  $ 21,019,319     $ (64,574) $227,454,287

COSTS OF SALES                     126,784,334    14,404,260       (72,534)  141,116,060
                                  -------------  ------------ ------------- -------------
Gross profit                        79,715,208     6,615,059         7,960    86,338,227

OPERATING EXPENSES (INCOME):
  Selling, general and
  administrative                    43,892,015     5,511,609         7,960    49,411,584
  Depreciation                       1,522,395        42,523             -     1,564,918
  Amortization                         549,474             -             -       549,474
  Equity in earnings of subsidiary    (636,556)            -       636,556             -
                                  -------------  ------------ ------------- --------------
                                    45,327,328     5,554,132       644,516    51,525,976
                                  -------------  ------------ ------------- --------------

INCOME FROM OPERATIONS              34,387,880     1,060,927      (636,556)   34,812,251

OTHER EXPENSES (INCOME):
  Interest expense                   6,805,062             -             -     6,805,062
  Interest income                     (111,721)            -             -      (111,721)
  Gain on derivative financial
  instruments                          (57,296)            -             -       (57,296)
                                  -------------  ------------ ------------- --------------
                                     6,636,045             -             -     6,636,045
                                  -------------  ------------ ------------- --------------

INCOME BEFORE INCOME TAXES          27,751,835     1,060,927      (636,556)   28,176,206

INCOME TAX EXPENSE                  10,611,285       424,371             -    11,035,656
                                  -------------  ------------ ------------- --------------
NET INCOME                        $ 17,140,550   $   636,556   $  (636,556) $ 17,140,550
                                  =============  ============ ============= ==============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 (SUCCESSOR)
------------------------------------------------------------------------------------------------

                                             Nebraska     Specialty
                                               Book        Books,                  Consolidated
                                           Company, Inc.    Inc.      Eliminations    Totals
                                           ------------- ------------ ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES       $ 39,975,907   $  (39,032)  $        -  $ 39,936,875

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment        (5,240,645)     (11,485)           -    (5,252,130)
  Acquisitions, net of cash acquired         (4,667,916)           -            -    (4,667,916)
  Proceeds from sale of property and
  equipment and other                             9,418            -            -         9,418
                                           ------------- ------------ ------------ -------------
      Net cash flows from investing
      activities                             (9,899,143)     (11,485)           -    (9,910,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                   (196,423)           -            -      (196,423)
  Principal payments on long-term debt      (16,324,054)           -            -   (16,324,054)
  Principal payments on capital
  lease obligations                             (86,311)           -            -       (86,311)
  Dividends paid to parent                     (132,466)           -            -      (132,466)
  Decrease in restricted cash                27,065,000            -            -    27,065,000
                                           ------------- ------------ ------------ -------------
      Net cash flows from financing
      activities                             10,325,746            -            -    10,325,746
                                           ------------- ------------ ------------ -------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                             40,402,510      (50,517)           -    40,351,993

CASH AND CASH EQUIVALENTS,
Beginning of period                          33,142,420      133,761            -    33,276,181
                                           ------------- ------------ ------------ -------------
CASH AND CASH EQUIVALENTS, End of period   $ 73,544,930   $   83,244   $        -  $ 73,628,174
                                           ============= ============ ============ =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 (PREDECESSOR)
----------------------------------------------------------------------------------------------------

                                               Nebraska     Specialty
                                                 Book         Books,                  Consolidated
                                             Company, Inc.     Inc.      Eliminations    Totals
                                             ------------- ------------- ------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES         $ 53,935,474     $ (59,735)  $        -   $ 53,875,739

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment          (1,816,873)      (27,757)           -     (1,844,630)
  Acquisitions, net of cash acquired           (2,161,080)            -            -     (2,161,080)
  Proceeds from sale of property and
  equipment and other                               7,910             -            -          7,910
  Software development costs                      (48,029)            -            -        (48,029)
                                             ------------- ------------- ------------ --------------
    Net cash flows from investing activities   (4,018,072)      (27,757)           -     (4,045,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt        (16,452,218)            -            -    (16,452,218)
  Principal payments on capital lease
  obligations                                     (66,936)            -            -        (66,936)
  Dividend paid to parent                      (4,085,000)            -            -     (4,085,000)
  Capital contributions                            15,740             -            -         15,740

                                             ------------- ------------- ------------ --------------
    Net cash flows from financing activities  (20,588,414)            -            -    (20,588,414)
                                             ------------- ------------- ------------ --------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                               29,328,988       (87,492)           -     29,241,496

CASH AND CASH EQUIVALENTS,
Beginning of period                            39,269,385       135,997            -     39,405,382
                                             ------------- ------------- ------------ --------------
CASH AND CASH EQUIVALENTS, End of period     $ 68,598,373     $  48,505   $        -   $ 68,646,878
                                             ============= ============= ============ ==============

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. We completed the acquisition, initiated the contract-management, or established the start-up of seven bookstore locations in the first six months of fiscal 2005: two locations in Jacksonville, Florida; and single locations in Ypsilanti, Michigan; Alma, Michigan; Starkville, Mississippi; Glendale, Arizona; and Pullman, Washington. Subsequent to September 30, 2004, we acquired bookstore operations in Tallahassee, Florida, Normal, Illinois, and Morehead, Kentucky. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility. Effective October 20, 2004, the Credit Agreement was amended, primarily to provide for a temporary incremental revolving credit facility, to increase the allowable aggregate principal amount of outstanding capital lease obligations to $10.0 million, and to exclude certain acquisitions from the $15.0 million annual acquisition limitation. The incremental revolving credit facility effectively increases amounts available under the Revolving Credit Facility by $10.0 million for the period from October 20, 2004 through June 30, 2005. These changes were made in connection with the October, 2004 acquisitions of the bookstore locations in Normal, Illinois and Tallahassee, Florida, whose combined annual gross revenues exceeded $20 million. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the quarter ended September 30, 2004 increased $1.5 million, or 0.9% from the quarter ended September 30, 2003. Increased revenues attributable to the addition of 16 new college bookstores through acquisition or start-up since April 1, 2003 were partially offset by decreases attributable to declining external customer revenues in the Textbook Division and the loss of the distance education program's largest customer.

    EBITDA RESULTS. Consolidated EBITDA for the quarter ended September 30, 2004 increased $0.8 million, or 2.2% from the quarter ended September 30, 2003. EBITDA is considered a non-GAAP measure by SEC Regulation G and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis. EBITDA growth in the Bookstore Division attributable in part to the new bookstores acquired or started up since April 1, 2003 was partially offset by the decline in Complementary Services Division revenues and a decline in Textbook Division revenues and gross margin percentages.

    CAPITAL EXPENDITURES. Capital expenditures for the six months ended September 30, 2004 have increased over the six months ended September 30, 2003. This increase is attributable to a number of college bookstore renovations which we have undertaken to repair, maintain, modernize, or restructure certain bookstore locations; as well as a project to expand the Textbook Division Nebraska warehouse which added approximately 8,500 square feet of space and mechanized the warehouse receiving process.

CHALLENGES AND EXPECTATIONS

    We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past. We have experienced, and continue to experience, competition for the supply of used textbooks from other textbook wholesalers, competition from alternative media and alternative sources of textbooks, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Despite these challenges, we expect that we will grow revenue and EBITDA on a consolidated basis in fiscal 2005. We also expect that our capital spending will remain modest for a company of our size.

                 QUARTER ENDED SEPTEMBER 30, 2004 COMPARED WITH
                       QUARTER ENDED SEPTEMBER 30, 2003.

    REVENUES. Revenues for the quarters ended September 30, 2004 and 2003 and the corresponding change in revenues were as follows:

                                      Successor     Predecessor              Change
                                    -------------- --------------  ------------------------
                                         2004            2003          Amount    Percentage
                                    -------------- --------------  ------------- ----------
Textbook Division                   $  55,217,079  $  55,896,520    $  (679,441)    (1.2)%
Bookstore Division                    119,116,153    110,623,512      8,492,641      7.7 %
Complementary Services Division        10,124,859     15,056,306     (4,931,447)   (32.8)%
Intercompany eliminations             (10,228,485)    (8,883,234)    (1,345,251)    15.1 %
                                    -------------- --------------  ------------- ----------
                                    $ 174,229,606  $ 172,693,104    $ 1,536,502      0.9 %
                                    ============== ==============  ============= ==========

      Textbook Division revenues were down 1.2% due to a decline in units sold, offset in part by price increases. We believe unit sales are directly related to the number of units purchased in the December and May student book buys each year as Textbook Division revenues are limited by the supply of used textbooks available to us. The increase in Bookstore Division revenues was attributable to the addition of bookstores through acquisition or start-up since April 1, 2003. The new bookstores provided an additional $8.4 million of revenue in the quarter ended September 30, 2004. Same store sales were relatively unchanged from the quarter ended September 30, 2003 as a slight increase in sales of used textbooks was offset by a slight decrease in sales of new textbooks and declines in sales of clothing and insignia wear and supplies. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials. Corresponding to the overall growth in the number of company-owned college bookstores, our intercompany transactions also increased.

    GROSS PROFIT. Gross profit for the quarter ended September 30, 2004 increased $0.5 million, or 0.8%, to $65.1 million from $64.6 million for the quarter ended September 30, 2003. The increase in gross profit was primarily attributable to the slight increase in revenues for the period. Gross margin percentage was relatively stable at approximately 37.4% for the quarters ended September 30, 2004 and 2003.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2004 decreased $0.3 million, or 0.9%, to $27.0 million from $27.3 million for the quarter ended September 30, 2003. Selling, general and administrative expenses as a percentage of revenues were 15.5% and 15.8% for the quarters ended September 30, 2004 and 2003, respectively. Higher expenses in the quarter ended September 30, 2003 is primarily attributable to a $0.2 million loss on abandonment of leasehold improvements incurred upon moving one college bookstore location and also due to focused attention in the current period towards expense reductions.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended September 30, 2004 and 2003 and the corresponding change in EBITDA were as follows:

                                      Successor     Predecessor             Change
                                   --------------- -------------- -------------------------
                                         2004           2003           Amount    Percentage
                                   --------------- -------------- -------------- ----------
Textbook Division                    $ 17,295,349   $ 18,481,067    $ (1,185,718)   (6.4)%
Bookstore Division                     20,515,051     18,135,558       2,379,493    13.1 %
Complementary Services Division           580,080      1,195,581        (615,501)  (51.5)%
Corporate administration                 (288,801)      (515,615)        226,814    44.0 %
                                   --------------- -------------- --------------- ---------
                                     $ 38,101,679   $ 37,296,591    $    805,088     2.2 %
                                   =============== ============== =============== =========


    The decrease in EBITDA in the Textbook Division was primarily attributable to the decrease in revenues accompanied by a decline in used textbook margin percentages. The increase in Bookstore Division EBITDA was primarily due to the previously described growth in revenues combined with slightly higher gross margin percentages. The decrease in EBITDA in the Complementary Services Division was primarily due to a decrease in the distance education program revenues as previously discussed, in part offset by a corresponding decrease in selling, general, and administrative expenses.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                Successor       Predecessor
                                              --------------  ----------------
                                                Quarter ended September 30,
                                                   2004            2003
                                              --------------  ----------------
EBITDA                                         $ 38,101,679     $  37,296,591

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                   133,496           102,963
  Provision for losses on accounts receivable        31,179            47,168
  Cash paid for interest                        (10,319,943)       (5,673,333)
  Cash (paid) refunded for income taxes            (102,869)          528,985
  Loss on disposal of assets                         15,546           258,693
  Other                                              10,802                 -
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)    52,384,651        53,171,512
                                              --------------  ----------------
Net Cash Flows from Operating Activities       $ 80,254,541     $  85,732,579
                                              ==============  ================

Net Cash Flows from Investing Activities       $ (3,316,406)    $  (2,084,914)
                                              ==============  ================

Net Cash Flows from Financing Activities       $ (9,025,530)    $ (21,456,041)
                                              ==============  ================

        (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    DEPRECIATION EXPENSE. Depreciation expense for the quarter ended September 30, 2004 increased $0.3 million, or 38.1%, to $1.1 million from $0.8 million for the quarter ended September 30, 2003, primarily due to additional depreciation associated with the step-up in basis of assets occurring in conjunction with the March 4, 2004 Transaction.

    AMORTIZATION EXPENSE. Amortization expense for the quarter ended September 30, 2004 increased $1.6 million to $2.0 million from $0.4 million for the quarter ended September 30, 2003, primarily due to additional amortization associated with the step-up in basis of assets occurring in conjunction with the March 4, 2004 Transaction.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended September 30, 2004 increased $3.0 million, or 92.8%, to $6.2 million from $3.2 million for the quarter ended September 30, 2003, primarily due to additional interest expense related to long-term indebtedness arising out of the March 4, 2004 Transaction. Total debt outstanding at September 30, 2004 was $357.4 million compared to $126.9 million at September 30, 2003.

        INCOME TAXES. Income tax expense for the quarter ended September 30, 2004 decreased $1.4 million, or 10.9%, to $11.4 million from $12.8 million for the quarter ended September 30, 2003. Our effective tax rate for the quarters ended September 30, 2004 and 2003 was 39.5% and 38.8%, respectively. The increase in the effective tax rate is partly attributable to a slight increase in state income tax rates. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

                SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH
                      SIX MONTHS ENDED SEPTEMBER 30, 2003.

    REVENUES. Revenues for the six months ended September 30, 2004 and 2003 and the corresponding change in revenues were as follows:


                                     Successor      Predecessor             Change
                                  --------------- --------------- --------------------------
                                       2004           2003           Amount       Percentage
                                  --------------- --------------- -------------- -----------
Textbook Division                  $  80,773,056   $  80,925,670    $  (152,614)     (0.2)%
Bookstore Division                   143,251,419     132,876,768     10,374,651       7.8 %
Complementary Services Division       20,063,241      28,502,454     (8,439,213)    (29.6)%
Intercompany eliminations            (17,562,765)    (14,850,605)    (2,712,160)     18.3 %
                                  --------------- --------------- -------------- -----------
                                   $ 226,524,951   $ 227,454,287    $  (929,336)     (0.4)%
                                  =============== =============== ============== ===========


    Textbook Division revenues were about even with the same period in the prior year, although units sold are down for the six months ended September 30, 2004 compared to September 30, 2003. We believe unit sales are directly related to the number of units purchased in the December and May student book buys each year as Textbook Division revenues are limited by the supply of used textbooks available to us. The increase in Bookstore Division revenues was attributable to the addition of bookstores through acquisition or start-up since April 1, 2003. The new bookstores provided an additional $11.3 million of revenue in the six months ended September 30, 2004. This increase was offset by a decrease in same store sales of 0.6%, or $0.8 million, as a slight increase in sales of used textbooks was entirely offset by a slight decrease in sales of new textbooks and declines in sales of clothing and insignia wear and supplies. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials. Corresponding to the overall growth in the number of company-owned college bookstores, our intercompany transactions also increased.

    GROSS PROFIT. Gross profit for the six months ended September 30, 2004 decreased $0.4 million, or 0.5%, to $85.9 million from $86.3 million for the six months ended September 30, 2003. Gross margin percentage was relatively stable at approximately 38.0% for the six months ended September 30, 2004 and 2003. The decrease in gross profit was primarily attributable to the previously described decrease in revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2004 decreased $0.3 million, or 0.7%, to $49.1 million from $49.4 million for the six months ended September 30, 2003. Selling, general and administrative expenses as a percentage of revenues were 21.7% for both the six months ended September 30, 2004 and 2003. Higher expenses in the six months ended September 30, 2003 is primarily attributable to a $0.2 million loss on abandonment of leasehold improvements incurred upon moving one college bookstore location and also due to focused attention in the current period towards expense reductions.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the six months ended September 30, 2004 and 2003 and the corresponding change in EBITDA were as follows:

                                     Successor      Predecessor               Change
                                   -------------- --------------- -----------------------------
                                       2004            2003            Amount       Percentage
                                   -------------- --------------- --------------- -------------
Textbook Division                   $ 21,984,846    $ 23,132,782    $ (1,147,936)      (5.0)%
Bookstore Division                    17,993,755      15,767,042       2,226,713       14.1 %
Complementary Services Division        1,349,765       2,311,986        (962,221)     (41.6)%
Corporate administration              (4,481,439)     (4,285,167)       (196,272)      (4.6)%
                                   -------------- --------------- --------------- -------------
                                    $ 36,846,927    $ 36,926,643    $    (79,716)      (0.2)%
                                   ============== =============== =============== =============


    The decrease in EBITDA in the Textbook Division was primarily attributable to a declining gross margin percentage attributable in part to increased costs associated with the Textbook Division's incentive programs. The increase in Bookstore Division EBITDA was primarily due to revenue growth resulting from the addition of new bookstores and continued improvement in gross margin percentages. The decrease in EBITDA in the Complementary Services Division was primarily due to a decrease in the distance education program revenues as previously discussed and a decrease in the system sales division revenues.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                 Successor      Predecessor
                                              ---------------- ---------------
                                                Six Months ended September 30,
                                                    2004            2003
                                              ---------------- ---------------

EBITDA                                           $ 36,846,927   $  36,926,643

Adjustments to reconcile EBITDA to
net cash flows from operating activities:
  Interest income                                     133,496         111,721
  Provision for losses on accounts receivable          14,674          54,235
  Cash paid for interest                          (13,101,687)     (6,564,317)
  Cash refunded for income taxes                    3,961,422         126,192
  Loss on disposal of assets                           15,546         264,932
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)     12,066,4971      22,956,333
                                              ---------------- ---------------
Net Cash Flows from Operating Activities         $ 39,936,875   $  53,875,739
                                              ================ ===============
Net Cash Flows from Investing Activities         $ (9,910,628)  $  (4,045,829)
                                              ================ ===============
Net Cash Flows from Financing Activities         $ 10,325,746   $ (20,588,414)
                                              ================ ===============

        (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    DEPRECIATION EXPENSE. Depreciation expense for the six months ended September 30, 2004 increased $0.6 million, or 38.6%, to $2.2 million from $1.6 million for the six months ended September 30, 2003, primarily due to additional depreciation associated with the step-up in basis of assets occurring in conjunction with the March 4, 2004 Transaction.

    AMORTIZATION EXPENSE. Amortization expense for the six months ended September 30, 2004 increased $3.5 million to $4.0 million from $0.5 million for the six months ended September 30, 2003, primarily due to additional amortization associated with the step-up in basis of assets occurring in conjunction with the March 4, 2004 Transaction.

    INTEREST EXPENSE, NET. Interest expense, net for the six months ended September 30, 2004 increased $5.6 million, or 84.1%, to $12.3 million from $6.7 million for the six months ended September 30, 2003, primarily due to additional interest expense related to long-term indebtedness arising out of the March 4, 2004 Transaction. Total debt outstanding at September 30, 2004 was $357.4 million compared to $126.9 million at September 30, 2003.

        INCOME TAXES. Income tax expense for the six months ended September 30, 2004 decreased $3.7 million, or 33.8%, to $7.3 million from $11.0 million for the six months ended September 30, 2003. Our effective tax rate for the six months ended September 30, 2004 and 2003 was 39.9% and 39.2%, respectively. The increase in the effective tax rate is partly attributable to a slight increase in state income tax rates. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

    INCOME TAXES. We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or consolidated income tax returns.


LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our Revolving Credit Facility. At September 30, 2004, our total indebtedness was $357.4 million, consisting of a $179.1 million Term Loan, $175.0 million of Senior Subordinated Notes, and $3.3 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued Senior Discount Notes which provided $50.0 million in net proceeds (face value of $77.0 million less original issue discount of $27.0 million).

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

INVESTING CASH FLOWS

    Our capital expenditures were $5.3 million and $1.8 million for the six months ended September 30, 2004 and 2003, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2005 is $10.3 million.

    Business acquisition expenditures were $4.7 million and $2.2 million for the six months ended September 30, 2004 and 2003, respectively. For the six months ended September 30, 2004, single bookstore locations were acquired serving Eastern Michigan University, Alma College, and Mississippi State University; 2 bookstore locations were acquired serving the University of North Florida and Florida Community College at Jacksonville; and single bookstore location start-ups serving Washington State University and Arizona State University-West Campus were established. For the six months ended September 30, 2003, single bookstore locations were acquired serving Western International University, Mesa Community College, Marshall University and Wayne State College; and 3 bookstore locations were acquired serving Michigan State University. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the six months ended September 30, 2004, no bookstore locations were closed. During the six months ended September 30, 2003, four bookstores were either closed or the contract-managed lease was not renewed.

    Subsequent to September 30, 2004, we acquired bookstore operations in Tallahassee, Florida, Normal, Illinois, and Morehead, Kentucky. Effective October 20, 2004, the Credit Agreement was amended, primarily to provide for a temporary incremental revolving credit facility, to increase the allowable aggregate principal amount of outstanding capital lease obligations to $10.0 million, and to exclude certain acquisitions from the $15.0 million annual acquisition limitation. The incremental revolving credit facility effectively increases amounts available under the Revolving Credit Facility by $10.0 million for the period from October 20, 2004 through June 30, 2005. These changes were made in connection with the October, 2004 acquisitions of the bookstore locations in Normal, Illinois and Tallahassee, Florida, whose combined annual gross revenues exceeded $20 million.

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows provided from operating activities for the six months ended September 30, 2004 were $39.9 million, down $14.0 million from $53.9 million for the six months ended September 30, 2003. The decrease in cash provided was attributable, in part, to an $11.0 million decline in accounts payable relating to the portion of the restricted cash held in escrow that was utilized to redeem NBC's untendered former senior discount debentures on April 3, 2004, to a $6.5 million increase in cash interest payments, and partially offset by a $4.5 million refund of fiscal 2004 estimated tax payments.

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

    In accordance with such covenant restrictions, we declared and paid $0.1 million in dividends to NBC during the six months ended September 30, 2004 for costs associated with the March 4, 2004 Transaction. During the six months ended September 30, 2003, we declared and paid a $4.1 million dividend to NBC for interest due and payable on the former senior discount debentures.

SOURCES OF AND NEEDS FOR CAPITAL

    As of September 30, 2004, we could borrow up to $50.0 million under the Revolving Credit Facility, which was unused at September 30, 2004. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2005 is $10.3 million.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following tables present aggregated information as of September 30, 2004 regarding our contractual obligations and commercial commitments:


                                                                       Payments Due by Period
                                                   ------------------------------------------------------------------
          Contractual                                Less Than          2-3               4-5             After 5
          Obligations                   Total         1 Year           Years             Years             Years
--------------------------------- ---------------- -------------- ---------------  ----------------  ----------------
Long-term debt                      $ 354,549,826   $  1,830,469    $  3,671,652      $  3,688,753     $ 345,358,952
Interest on long-term debt (1)        183,780,000     24,201,000      52,330,000        54,891,000        52,358,000
Capital lease obligations               2,862,991        206,307         599,277           787,352         1,270,055
Interest on capital lease
obligations                             1,403,725        305,947         524,081           367,903           205,794
Operating leases                       47,669,000     10,301,000      17,761,000        10,250,000         9,357,000
Unconditional purchase obligations              -              -               -                 -                 -
                                  ---------------- -------------- ---------------  ----------------  ----------------
  Total                             $ 590,265,542   $ 36,844,723    $ 74,886,010      $ 69,985,008     $ 408,549,801
                                  ================ ============== ===============  ================  ================


                                                                Amount of Commitment Expiration Per Period
                                       Total       ------------------------------------------------------------------
        Other Commercial              Amounts         Less Than          2-3               4-5             Over 5
          Commitments                Committed         1 Year           Years             Years             Years
--------------------------------- ---------------- -------------- ---------------  ----------------  ----------------
Unused line of credit (2)           $  50,000,000   $          -    $          -      $ 50,000,000     $           -
                                  ================ ============== ===============  ================  ================


(1) Interest on the variable rate debt is estimated based upon implied forward rates in the yield curve at September 30, 2004 and does not reflect any potential management of interest rate fluctuations through interest rate swap agreements or other similar instruments.

(2) Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the line of credit.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

    In fiscal 2001, we entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by NBC's then-majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon our acquisition of all of the outstanding shares of common stock of TheCampusHub.com, Inc. This business combination was accounted for by us in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill. The management services agreement reimbursed us for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the six months ended September 30, 2003, revenues attributable to the management services agreement totaled $0.1 million and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million.

    In accordance with our debt covenants, we declared and paid $0.1 million in dividends to NBC during the six months ended September 30, 2004 for costs associated with the March 4, 2004 Transaction. During the six months ended September 30, 2003, we declared and paid a $4.1 million dividend to NBC for interest due and payable on the former senior discount debentures.

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

ACCOUNTING PRONOUNCEMENTS

    In March, 2004 the Financial Accounting Standards Board ("FASB") issued an exposure draft, SHARE-BASED PAYMENT, AN AMENDMENT OF FASB STATEMENTS NO. 123 AND
95. If finalized as drafted, the Company will be required to record compensation costs based on the fair value of the awards granted to employees. Although stock options granted and outstanding at September 30, 2004 were fully-vested and thus would not be impacted by this proposed standard, future grants of stock options would likely result in the recording of compensation costs.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks; ability to successfully acquire bookstores or to integrate future acquisitions; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or inability to raise or unavailability of additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, and in particular in this Quarterly Report on Form 10-Q, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


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

    WE FACE COMPETITION IN OUR MARKETS. Our industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than us and have substantially greater resources than us. We cannot give assurances that our business will not be adversely affected by increased competition in the markets in which we currently operate or in markets in which we will operate in the future, or that we will be able to improve or maintain our profit margins. In recent years, an increasing number of institution-owned college stores have decided to outsource or "contract-manage" the operation of their bookstores. As of July 31, 2004, approximately 29% of the U.S. members of

The National Association of College Stores were contract-managed. The leading managers of these stores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed stores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed stores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.

    We are also experiencing growing competition from alternative media and alternative sources of textbooks, such as on-line resources, e-books, print-on-demand textbooks and CD-ROMs, and from the use of course packs, which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students, all of which have the potential to reduce or replace the need for textbooks. A substantial increase in the availability of these alternatives as a source of textbook information could significantly reduce college students' use of traditional textbooks and thus have a material adverse effect on our business and results of operations.

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

    WE ARE CONTROLLED BY ONE PRINCIPAL EQUITY HOLDER, WHO HAS THE POWER TO TAKE UNILATERAL ACTION. Following the March 4, 2004 Transaction, Weston Presidio beneficially owns approximately 84.4% of NBC's issued and outstanding common stock (taking into account for such percentage calculation options outstanding and options available for future grant under the 2004 Stock Option Plan). As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC's and our certificates of incorporation and fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to other affected parties.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $357.4 million in total indebtedness outstanding at September 30, 2004, $179.1 million is subject to fluctuations in the Eurodollar rate. As provided in our Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and, in the past, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. Depending upon interest rate trends in the future, we may choose to manage our risk to variable interest rate fluctuations by again entering into interest rate swap agreements or other similar instruments.

    Certain quantitative market risk disclosures have changed since March 31, 2004 as a result of market fluctuations, movement in interest rates, a new capital lease obligation, and principal payments. The following table presents summarized market risk information as of September 30, 2004 and March 31, 2004, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                             September 30,    March 31,
                                                                 2004            2004
                                                           --------------- ---------------
Fair Values:
  Fixed rate debt                                           $ 177,582,758  $ 194,361,088
  Variable rate debt (excluding Revolving Credit Facility)    179,100,000    180,000,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                   8.65%          8.65%
  Variable rate debt (excluding Revolving Credit Facility)          6.70%          6.63%


                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by employees and others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    CHANGES IN INTERNAL CONTROLS. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2004.


                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2004.


NEBRASKA BOOK COMPANY, INC.



/s/   Mark W. Oppegard                    /s/ Alan G. Siemek
----------------------                    -------------------------------
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