Form 10-K
period 2005-03-31
NEBRASKA BOOK CO
filed 2005-06-29
CIK 1056758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the transition period from ___________to __________.

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

    THERE WERE 100 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 29, 2005.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           Total Number of Pages: 104

                             Exhibit Index: PAGE 99

                               TABLE OF CONTENTS


PART I:

Item 1       Business..........................................................3
Item 2       Properties.......................................................12
Item 3       Legal Proceedings................................................14
Item 4       Submission of Matters to a Vote of Security Holders..............14

PART II:

Item 5       Market for Registrant's Common Equity and Related Stockholder
                 Matters......................................................15
Item 6       Selected Financial Data..........................................15
Item 7       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................18
Item 7A      Quantitative and Qualitative Disclosures about Market Risk.......34
Item 8       Financial Statements and Supplementary Data......................35
Item 9       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure.........................................77
Item 9A      Controls and Procedures..........................................77

PART III:

Item 10     Directors and Executive Officers of the Registrant................78
Item 11     Executive Compensation............................................80
Item 12     Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder Matters..............................85
Item 13     Certain Relationships and Related Transactions....................86
Item 14     Principal Accountant Fees and Services............................87

PART IV:

Item 15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..88
Signatures....................................................................95
Supplemental Information to be Furnished......................................96
Financial Statement Schedule II - Valuation and Qualifying Accounts...........97
Exhibit Index.................................................................99

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

    The Company is a wholly-owned subsidiary of NBC. NBC does not conduct significant activities apart from its investment in the Company. Effective July 1, 2002, our distance learning division was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of ours ("Specialty Books"). Effective January 1, 2005, our textbook division was separately incorporated under the laws of the State of Delaware as NBC Textbooks LLC, a wholly-owned subsidiary of ours ("Textbook Division").

    On March 4, 2004, Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P.) gained a controlling interest in NBC, and hence in us, through
(i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to NBC in the form of a capital contribution; (iii) Weston Presidio's purchase of 36,455 shares of NBC's common stock directly from its holders; (iv) the cancellation of 870,285 shares of NBC's common stock upon payment by NBC of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of NBC's common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with NBC as the surviving entity; and (vi) the exchange of 512,799 shares of NBC's common stock by Weston Presidio and current and former members of management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was utilized by NBC and the Company to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004. We declared and paid dividends to NBC of $184.3 million to help finance this transaction. For ease of presentation, financial information presented in the Annual Report on Form 10-K reflects this transaction as if it had occurred on March 1, 2004. We have determined that no material transactions occurred during the period from March 1, 2004 through March 4, 2004. As a result of this transaction, financial information for periods ending prior to March 1, 2004 is presented as the "Predecessor," while financial information for periods after March 1, 2004 is presented as the "Successor." Throughout this Annual Report, we generally refer to all of the steps comprising this transaction as the "March 4, 2004 Transaction."

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

GENERAL

    As of March 31, 2005, we operated 124 bookstores on or adjacent to college campuses through which we sell a variety of new and used textbooks and general merchandise. In addition, we are one of the largest wholesale distributors of used college textbooks in North America, offering over 100,000 textbook titles and selling more than 7.3 million books annually, primarily to campuses located in the United States. We are also a leading provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, we provide the college bookstore industry with a variety of services including proprietary information systems, in-store promotions, buying programs, and marketing services. With origins dating to 1915 as a single bookstore operation, we have built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.

    We entered the wholesale used textbook market following World War II, when the supply of new textbooks could not meet the demand created by the return of ex-GI students. In 1964, we became a national, rather than regional, wholesaler of used textbooks as a result of our purchase of The College Book Company of California. During the 1970's we continued our focus on the wholesale business. However, realizing the synergies that exist between wholesale operations and college bookstore operations, in the 1980's we expanded our efforts in the college bookstore market under a revised strategy. Under this strategy we operate bookstores on or near larger campuses, typically where the institution-owned college bookstore is contract-managed by a competitor or where we do not have a significant wholesale presence. Today, we service the college bookstore industry through our Bookstore, Textbook, and Complementary Services Divisions.

    BOOKSTORE DIVISION. College bookstores are a primary outlet for sales of new and used textbooks to students. In addition, we sell a variety of other merchandise including apparel, general books, sundries, and gift items. As of March 31, 2005, we operated 124 college bookstores on or adjacent to college campuses. Of these 124 bookstores, 20 were leased from the educational institution that they served. Our college bookstores are located at some of the nation's largest college campuses including: University of Nebraska; University of Michigan; University of Maryland; Arizona State University; Pennsylvania State University; University of Kansas; Michigan State University; University of California - Berkeley; Texas A&M University; University of Florida; and University of Tennessee. In addition to generating profits, our Bookstore Division provides an exclusive source of used textbooks for sale across our wholesale distribution network.

    TEXTBOOK DIVISION. We are one of the largest wholesale distributors of used college textbooks in North America. Our Textbook Division consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. We purchase used textbooks from and resell them to college bookstores at many of the nation's largest college campuses, including:
University of Texas; University of Southern California; Indiana University; San Diego State University; University of Washington; and University of Minnesota. Historically, Textbook Division sales have been determined primarily by the amount of used textbooks that we could purchase. This occurs because the demand for used textbooks has consistently outpaced supply. Our strong relationships with the management of non contract-managed college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. We provide an internally-developed BUYER'S GUIDE to our Textbook Division customers. This guide lists details such as author, new copy retail price, and our repurchase price for over 48,000 textbook titles.

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

    Other services offered to college bookstores include the sale of computer hardware and software, such as our turnkey bookstore management software, and related maintenance contracts. We have an installed base of over 200 college bookstore locations for our textbook management control systems, and we have installed our proprietary total store management system at approximately 660 college bookstore locations. In total, including our own bookstores, over 860 college bookstore locations utilize our software products. We also have a leading E-commerce platform for college bookstores with 520 stores licensing the technology via CampusHub. We also provide the college bookstore industry with buying programs and marketing and store design services.

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

    In January 1998, we acquired Connect 2 One (formerly Collegiate Stores Corporation), a centralized buying service for over 650 college bookstores across the United States. Through the enhanced purchasing power of such a large group of bookstores, participating bookstores are able to purchase certain general merchandise at lower prices than those that would be paid by the stores individually. Bookstores participating in Connect 2 One's ("C2O") programs also provide us with another potential source of used textbooks.

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

    CAPITALIZE ON COLLEGE BOOKSTORE OPPORTUNITIES. We intend to increase revenues for our Bookstore Division by acquiring, opening or contract-managing additional bookstores at selected college campuses and offering additional specialty products and services at our existing bookstores. We have created and filled the position of Vice President of Contract Management and we are actively pursuing contract-management relationships at selected college campuses. We also intend to increase same-store sales growth through a more coordinated effort to implement best practices across our entire bookstore network. Finally, we believe there are opportunities to improve cash flow at our college bookstores by reducing certain selling, general and administrative expenses.

    ENHANCE GROWTH IN THE TEXTBOOK DIVISION. We expect the Textbook Division to continue to be a primary contributor of revenues and cash flows, primarily as a result of an expected increase in college enrollments and continued utilization of used textbooks, as well as through the expansion of our own Bookstore Division. Additionally, our enhanced commission structure rewards customers who make a long-term commitment to supplying us with a large portion of their textbooks. Finally, we are strengthening our marketing campaign to increase student awareness of the benefits of buying and selling used textbooks.

    CONTINUE TO SERVICE THE DISTANCE EDUCATION MARKET. During fiscal year 2005, Specialty Books' largest customer discontinued the use of Specialty Books' services for delivery of educational materials. However, we expect Specialty Books' revenues, after adjusting for the loss of this customer, to continue to grow as the distance education market continues to expand due to the increased popularity of correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet.

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

INDUSTRY OVERVIEW

    Based on recent industry trade data from the National Association of College Stores, the college bookstore industry remains strong, with over 4,800 college stores generating annual sales of approximately $10.8 billion to college students and other consumers in North America. Sales of textbooks and other education materials used for classroom instruction comprise approximately two-thirds of that amount. We expect this market will continue to grow as a result of anticipated increases in enrollment at U.S. colleges attributable to the children of the baby boom generation entering the college population.

    COLLEGE BOOKSTORE MARKET. College stores generally fall into three categories: (i) INSTITUTIONAL -- stores that are primarily owned and operated by institutions of higher learning (represents approximately 52.0% of the U.S. market according to the National Association of College Stores); (ii) CONTRACT-MANAGED -- stores owned by institutions of higher learning and managed by outside, private companies, typically found on-campus (represents approximately 29.0% of the U.S. market according to the National Association of College Stores); and (iii) INDEPENDENT STORES -- privately owned and operated stores, generally located off campus (represents approximately 19.0% of the U.S. market according to the National Association of College Stores).

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

    While price is an important factor in the store operator's purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in our market are rare. However, in the past six to seven years, we have been marketing our exclusive supply program to the industry. This program has grown to approximately 280 participating bookstores at the end of fiscal 2005. We also introduced the NBC Advantage program in fiscal 2001. This program rewards customers who make a long-term commitment to supplying us with a large portion of their books. At the end of fiscal 2005, approximately 550 bookstores were participating in this program, approximately 270 of which were also participating in the exclusive program. Since we are usually able to sell a substantial majority of the used textbooks we are able to purchase, our ability to obtain sufficient supply is a critical factor in our success.

PRODUCTS AND SERVICES

    BOOKSTORE DIVISION. As of March 31, 2005, we operated 124 college bookstores on or adjacent to college campuses. These bookstores sell a wide variety of used and new textbooks, general books and assorted general merchandise, including apparel, sundries and gift items. Over the past three years, revenues of our bookstores from activities other than used and new textbook sales have been between 19.6% and 21.4% of total revenues. We have been, and intend to continue, selectively expanding our product offerings at our bookstores in order to increase sales and profitability. We have also installed software providing E-commerce capabilities in all of our own bookstores, thereby allowing our bookstores to further expand product offerings and compete with other online textbook sellers.

    TEXTBOOK DIVISION. Our Textbook Division is engaged in the procurement and redistribution of used textbooks on college campuses primarily across the United States. The portion of the used textbook business that our division operates in is limited to certain stores and certain books. In general, the portion of the college bookstore market that our Textbook Division cannot access includes those contract-managed stores that are not operated by us that sell their used textbooks to affiliated companies, and institutional and independent stores, to the extent that such used textbooks are repurchased from students and are retained by the bookstore for resale without involving a wholesaler.

    We publish the BUYER'S GUIDE, which lists over 48,000 textbooks according to author, title, new copy retail price, and our repurchase price. The BUYER'S GUIDE is an important part of our inventory control and book procurement system. We update and reprint the BUYER'S GUIDE nine times each year and make it available in both print and various electronic formats, including on all of our proprietary information systems. A staff of dedicated professionals gathers information from all over the country in order to make the BUYER'S GUIDE into what we believe to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. We also maintain a database of approximately 178,000 titles in order to better serve our customers.

    COMPLEMENTARY SERVICES DIVISION. Through Specialty Books, we have access to the market for distance education products and services. Currently, we provide students at approximately 50 colleges with textbooks and materials for use in distance education courses, and we are a leading provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. We believe the fragmented distance education market represents an opportunity for us to leverage our fulfillment and distribution expertise in a rapidly growing sector. Beyond textbooks, we offer services and specialty course materials to distance education students including videotape duplication and shipping; shipping of specialty, non-textbook course materials; and a sales and ordering function. Students can order distance education materials from us over the Internet. Over the past three years, revenues of Specialty Books have been between 63.7% and 84.1% of total Complementary Services Division revenues. However, Specialty Books' largest customer, which accounted for more than 30.0% of Specialty Books' fiscal 2005 revenues and 50.0% of fiscal 2004 revenues, has discontinued the use of Specialty Books' services for delivery of educational materials during fiscal 2005. After adjusting for the expected reduction in revenues from this customer, we believe we can continue to increase distance education revenues over the next several years.

    Other services offered to college bookstores include services related to our turnkey bookstore management software, the sale of other software and hardware, and the related maintenance contracts. These services generate revenue and assist us in gaining access to new sources of used textbooks. We have an installed base of over 200 college bookstore locations for our textbook management control systems, and we have installed our proprietary total store management system at approximately 660 college bookstore locations. In total, including our own bookstores, over 860 college bookstore locations utilize our software products. In addition, we have developed software for E-commerce capabilities. These software products allow college bookstores to launch their own E-commerce site and effectively compete against other online textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online. Presently there are 520 stores licensing our E-commerce technology via CampusHub.

    Through C2O, we are able to offer a variety of products and services to participating college bookstores. C2O negotiates apparel, supplies, gifts, and general merchandise discounts and develops and executes marketing programs for its membership. C2O has evolved into a buying group with substantial purchasing clout by aggregating the purchasing power of 650 participating stores, including our own bookstores. Other C2O marketing services include a freight savings program, a credit card processing program, a shopping bag program, and retail display allowances for magazine displays. Additionally, the C2O staff of experienced professionals consults with the management and buyers of member bookstores. Consulting services offered include strategic planning, store review, merchandise assortment planning, buyer training, and help with other operational aspects of the business. While consulting has historically represented a relatively small component of C2O's business, it is nonetheless strategically important to the ongoing success of this aspect of our business.

    We also provide a consulting and store design program to assist college bookstores in store presentation and layout. Through our marketing services program, we are able to leverage our distribution channels. Marketing services offered by us enable national vendors to reach college students through in-store kiosks, prepackaged freshman mailers, coupon books, e-mail promotions and in-store displays.

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

    As of March 31, 2005 we operated 124 college bookstores nationwide, having expanded from 98 bookstores in fiscal 2001. During fiscal 2005 we completed the acquisition, initiated the contract-management, or established the start-up of eleven bookstore locations: two locations each in Jacksonville and Tallahassee, Florida; and single locations in Ypsilanti, Michigan; Alma, Michigan; Starkville, Mississippi; Glendale, Arizona; Pullman, Washington; Normal, Illinois; and Morehead, Kentucky.

    The table below highlights certain information regarding our bookstores added and closed through March 31, 2005.

                Bookstores                                       Approximate
                 Open at   Bookstores   Bookstores   Bookstores     Total
                Beginning     Added       Closed     at End of     Square
                of Fiscal    During       During      Fiscal       Footage
   Fiscal Year    Year    Fiscal Year  Fiscal Year(1)  Year     (in thousands)
   -----------    ----    -----------  --------------  ----     --------------

       2001         98          4           -          102          740
       2002        102         10           4          108          797
       2003        108          4           3          109          798
       2004        109          9           5          113          847
       2005        113         11           -          124          916

---------
(1) In fiscal 2002, the property leases at two bookstore locations expired and were not renewed by us and two bookstore locations in Austin, Texas were sold to a large Textbook Division customer. In fiscal 2003, the property leases at three bookstore locations expired and were not renewed by us. In fiscal 2004, five bookstores were closed, as either the lease expired, the contract-managed relationship was not renewed, or an agreement was reached with the landlord to terminate the lease.

    We plan to continue increasing the number of bookstores in operation. The bookstore expansion plan will focus on campuses where we do not already have a strong relationship with the on-campus bookstore. In determining to purchase an existing store or open a new one, we look at several criteria: (i) a large enough market to justify our efforts (typically this means a campus of at least 6,000 students); (ii) the competitive environment (how many stores currently serve the campus); (iii) a site in close proximity to campus with adequate parking and accessibility; (iv) the potential of the bookstore to have a broad product mix (larger bookstores are more attractive than smaller bookstores because a full line of general merchandise can be offered in addition to textbooks); (v) the availability of top-quality management; and (vi) certain other factors, including leasehold improvement opportunities and personnel costs. We also plan to pursue opportunities to contract-manage additional stores. In determining to pursue opportunities to contract-manage a campus bookstore, we look at: (i) the size of the market; (ii) the competitive status of the market; (iii) the availability of top quality management; and (iv) certain other factors, including personnel costs.

    Our bookstores have an average size of 7,400 square feet but range in size from 400 to 50,000 square feet. We estimate that new bookstore leasehold improvements, furniture and fixtures, and automation with PRISM cost approximately $100,000 per bookstore, after giving effect to construction allowances.

WHOLESALE PROCUREMENT AND DISTRIBUTION

    Historically, because the demand for used textbooks has consistently exceeded supply, our sales have been primarily determined by the amount of used textbooks that we can purchase. We believe that, on average, we are able to fulfill approximately 20% to 25% of our demand. As a result, our success has depended primarily on our inventory procurement, and we continue to focus our efforts on obtaining inventory. In order to ensure our ability to both obtain and redistribute inventory, our Textbook Division strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores (primarily, independent and institutional college bookstores) through our employee account representatives. These 37 account representatives (as of March 31, 2005) are responsible for procuring used textbooks from students, marketing our services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of our systems products. We have been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the Textbook Division strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more books to us; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; (v) providing working capital flexibility for bookstores making substantial purchases; and (vi) establishing long-term supply arrangements by rewarding customers who make a long-term commitment to supplying us with a large portion of their books.

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

    Customers place orders by phone, mail, fax or other electronic method. Upon receiving an order, we remove the books from available inventory and hold them for future shipping. Customers may return books within 60 days after the start of classes if a written request is enclosed. Returns currently average approximately 21.0% of sales and generally are attributable to course cancellations or overstocking. The majority of returns are textbooks that we are able to resell for the next semester.

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

    We conduct training courses for all systems users at our headquarters in Lincoln, Nebraska. Classes are small and provide hands on demonstrations of the various systems. Printed reference manuals and training materials also accompany each system. The customer support unit of CBMS is staffed with approximately 50 experienced personnel. Personnel are available 24 hours a day to answer questions via a toll-free number.

CUSTOMERS

    Our college bookstores are located on many of the nation's largest college campuses including: University of Nebraska; University of Michigan; University of Maryland; Arizona State University; Pennsylvania State University; University of Kansas; Michigan State University; University of California - Berkeley; Texas A&M University; University of Florida; and University of Tennessee.

    We sell our Textbook and certain Complementary Services Division products and services to college bookstores throughout the United States, Canada and Puerto Rico. Our Textbook Division purchases from and resells used textbooks to many of the nation's largest college campuses including: University of Texas; University of Southern California; Indiana University; San Diego State University; University of Washington; and University of Minnesota. Our 25 largest Textbook Division customers accounted for approximately 5.1% of our fiscal 2005 consolidated revenues. No single Textbook Division customer accounted for more than 1.0% of our fiscal 2005 consolidated revenues.

    Our distance education program is, among other things, a primary supplier of textbooks and educational material to students enrolled in on-line courses offered through one institution. That institution accounted for greater than 30.0% of total revenues in the distance education program in fiscal year 2005. However, this institution discontinued the use of our services for delivery of educational materials during fiscal 2005.

    No single customer accounted for more than 10.0% of our consolidated revenues in fiscal year 2005, 2004, or 2003.

COMPETITION

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

    Both our Textbook and Bookstore Divisions compete with a number of entities that have entered the college marketplace, or enhanced their sales channel to that marketplace, through E-commerce. These competitors typically use the Internet to establish websites designed to sell textbooks and/or other merchandise directly to students, bypassing the traditional college bookstore. By contrast, E-commerce services provided through CampusHub are designed to sell textbooks and other merchandise through college bookstore websites. In addition, both our Textbook and Bookstore Divisions compete with technology enabled student to student transactions that take place over the Internet. This type of transaction provides competition for both the purchase and the sale of the textbook. We also compete against the expansion of electronic media as a source of textbook information, such as on-line resources, E-Books, print-on-demand textbooks and CD-ROM, which may replace or modify the need for students to purchase textbooks through the traditional college bookstore.

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

EMPLOYEES

    As of March 31, 2005 we had a total of approximately 2,300 employees, of which approximately 1,000 were full-time, approximately 500 were part-time and approximately 800 were temporary. We have no unionized employees and believe that our relationship with our employees is satisfactory.

    In view of the seasonal nature of our Textbook Division, we utilize seasonal labor to improve operating efficiency. We employ a small number of "flex-pool" workers who are cross-trained in a variety of warehouse functions. Temporary employees augment the flex-pool to meet periodic labor demands.

                               ITEM 2. PROPERTIES.

    Listed below, set forth as of March 31, 2005, are our college bookstores, their location, college served and the school's estimated enrollment.

    Institution                                       Location             Enrollment  Store Name
    -----------                                       --------             ----------  ----------
    University of Alabama                             Tuscaloosa, AL           21,000  The College Store
    University of Arkansas--Little Rock               Little Rock, AR          11,800  Campus Bookstore
    Northern Arizona University                       Flagstaff, AZ            18,800  The College Store
    Northern Arizona University                       Flagstaff, AZ            18,800  University Text and Tools
    Arizona State University - West Campus            Glendale, AZ              7,300  The College Store West
    Mesa Community College, also serving:             Mesa, AZ                 27,800  The Textbook Company
       Chandler Gilbert Community College - Pecos                               8,000
    Western International University                  Phoenix, AZ               4,100  Western International
                                                                                       University Bookstore (1)
    Arizona State University                          Tempe, AZ                49,200  The College Store
    University of Arizona                             Tucson, AZ               36,800  Arizona Book Store
    University of Arizona                             Tucson, AZ               36,800  Arizona  Bookstore South
    University of California - Berkeley               Berkeley, CA             33,100  Ned's Bookstore
    University of California - Berkeley               Berkeley, CA             33,100  Ned's Bookstore
    University of California - Berkeley               Berkeley, CA             33,100  Ned's Bookstore
    University of Northern Colorado                   Greeley, CO              11,900  The Book Stop
    Daytona Beach Community College                   Daytona Beach, FL        12,300  College Book Rack
    University of Florida, also serving:              Gainesville, FL          48,000  Florida Book Store
       Santa Fe Community College                                              13,900
    University of Florida, also serving:              Gainesville, FL          48,000  Florida Book Store, Volume II
       Santa Fe Community College                                              13,900
    University of North Florida                       Jacksonville, FL         14,700  College Book Rack Volume One
    University of North Florida, also serving:        Jacksonville, FL         14,700  College Book Rack Volume Two
      Florida Community College at Jacksonville                                25,700
    Miami-Dade College                                Miami, FL                21,600  Lemox College Book & Supply
    University of Central Florida, also serving:      Orlando, FL              41,500  College Book & Supply
       Seminole Community College                                              12,100
       Valencia Community College                                              16,000
    University of Central Florida                     Orlando, FL              41,500  Knight's Corner
    Florida State University                          Tallahassee, FL          36,900  Bill's Bookstore
    Florida State University                          Tallahassee, FL          36,900  Bill's Bookstore
    Georgia State University                          Atlanta, GA              27,300  Georgia Book Store
    Drake University                                  Des Moines, IA            5,200  D-Shoppe (1)
    Drake University, also serving:                   Des Moines, IA            5,200  University Book Store (2)
       Mercy College of Health Sciences                                           600
    Southern Illinois University                      Carbondale, IL           21,600  Saluki Bookstore
    Illinois State University - Normal                Normal, IL               20,800  The Alamo II
    Ball Sate University                              Muncie, IN               18,000  Collegiate Book Exchange
    Valparaiso University                             Valparaiso, IN            4,000  University Book Center (1)
    University of Kansas                              Lawrence, KS             27,000  University Book Shop
    Johnson County Community College                  Overland Park, KS        18,600  The College Store
    Western Kentucky University                       Bowling Green, KY        18,400  Lemox Book Company
    Western Kentucky University                       Bowling Green, KY        18,400  Lemox II
    University of Louisville                          Louisville, KY           21,700  College Book Warehouse
    Morehead State University                         Morehead, KY              9,300  Varsity Eagle
    Eastern Kentucky University                       Richmond, KY             16,200  University Book & Supply
    University of Maryland                            College Park, MD         35,300  Maryland Book Exchange
    Prince George's Community College                 Largo, MD                12,500  Prince George's Community
                                                                                          College Bookstore (1)
    Alma College                                      Alma, MI                  1,300  Kiltie Korner Bookstore (1)
    Concordia University - Ann Arbor                  Ann Arbor, MI               500  Concordia College Bookstore (1)
    University of Michigan                            Ann Arbor, MI            39,500  Michigan Book & Supply
    University of Michigan                            Ann Arbor, MI            39,500  Ulrich's Bookstore
    Oakland University                                Auburn Hills, MI         16,900  Textbook Outlet
    Wayne County Community College                    Belleville, MI           11,700  WCCCD Bookstore (1)
    Wayne County Community College                    Detroit, MI              11,700  WCCCD Bookstore (1)
    Wayne County Community College                    Detroit, MI              11,700  WCCCD Bookstore (1)
    Wayne County Community College                    Detroit, MI              11,700  WCCCD Bookstore (1)
    Wayne County Community College                    Taylor, MI               11,700  WCCCD Bookstore (1)
    Michigan State University                         East Lansing, MI         45,000  The College Store
    Michigan State University                         East Lansing, MI         45,000  Ned's Bookstore
    Michigan State University                         East Lansing, MI         45,000  Spartan Art Store (1)
    Michigan State University                         East Lansing, MI         45,000  Spartan Bookstore (1)
    Michigan State University                         East Lansing, MI         45,000  Spartan Medical Store (1)
    Kettering University                              Flint, MI                 3,100  Kettering Campus Store (1)



    Institution                                       Location             Enrollment  Store Name
    -----------                                       --------             ----------  ----------
    Eastern Michigan University, also serving:        Ypsilanti, MI            24,300  Campus Book & Supply
       Washtenaw Community College                                             12,100
       Washtenaw Technical Middle College                                         500
    Eastern Michigan University                       Ypsilanti, MI            24,300  Ned's Bookstore
    Eastern Michigan University                       Ypsilanti, MI            24,300  Ned's College of Business
                                                                                          Bookstore
    Eastern Michigan University                       Ypsilanti, MI            24,300  Mike's Bookstore
    Minnesota State University Mankato                Mankato, MN              14,100  Maverick Bookstore (2)
    Mississippi State University                      Starkville, MS           16,200  Bully's Bookstore
    North Carolina State University                   Raleigh, NC              30,000  Packbackers Student Bookstore
    Chadron State College                             Chadron, NE               2,100  Eagle Pride Bookstore (1)
    University of Nebraska -- Kearney                 Kearney, NE               6,400  The Antelope Bookstore (1)
    University of Nebraska -- Lincoln                 Lincoln, NE              21,800  Big Red Shop
    University of Nebraska -- Lincoln                 Lincoln, NE              21,800  Nebraska Bookstore (2)
    Nebraska Wesleyan University                      Lincoln, NE               1,600  Prairie Wolves Bookstore (1)
    Wayne State College                               Wayne, NE                 3,400  Wayne State College Bookstore (1)
    University of Nevada Las Vegas                    Las Vegas, NV            26,200  Rebelbooks
    State University of New York --  Buffalo, also    Amherst, NY              27,300  The College Store
    serving:
       Erie Community College - North Campus                                   12,300
    State University of New York - Binghamton         Vestal, NY               13,500  The Bookbridge
    University of Akron                               Akron, OH                21,600  The College Store
    Ohio University                                   Athens, OH               19,700  Specialty Books
    Ohio State University                             Columbus, OH             51,000  College Town
    Wright State University, also serving:            Fairborn, OH             16,000  The College Store
       Sinclair Community College                                              19,900
    University of Toledo                              Toledo, OH               19,500  Student Bookstore
    University of Oklahoma                            Norman, OK               27,100  Boomer Book Company
    University of Oklahoma                            Norman, OK               27,100  Sooner Textbooks
    Oklahoma State University                         Stillwater, OK           21,600  Cowboy Book
    Indiana University of Pennsylvania                Indiana, PA              14,000  The College Store
    University of Pittsburgh                          Pittsburgh, PA           27,000  GotUsed Bookstore
    Pennsylvania State University                     State College, PA        41,300  University Book Centre
    College of Charleston                             Charleston, SC           11,600  University Book of Charleston
    University of South Carolina                      Columbia, SC             25,600  Carolina Spirit Shop
    University of South Carolina                      Columbia, SC             25,600  South Carolina Book Store
    East Tennessee State University                   Johnson City, TN         11,600  The College Store
    East Tennessee State University                   Johnson City, TN         11,600  East Tennessee State University
                                                                                          Bookstore (1)
    University of Tennessee                           Knoxville, TN            25,700  Rocky Top Books
    University of Tennessee                           Knoxville, TN            25,700  Rocky Top East (2)
    University of Texas - Arlington                   Arlington, TX            25,300  The College Store
    Austin Community College                          Austin, TX               30,600  Bevo's
    Austin Community College                          Austin, TX               30,600  Bevo's
    Blinn College                                     Bryan, TX                14,100  Traditions Bookstore
    Texas A&M University                              College Station, TX      44,600  Traditions Bookstore
    Texas A&M University                              College Station, TX      44,600  Traditions Bookstore
    Texas A&M University                              College Station, TX      44,600  Traditions Bookstore
    Southern Methodist University                     Dallas, TX               10,900  Varsity Bookstore
    University of North Texas, also serving:          Denton, TX               31,300  Voertman's (2)
       North Central Texas College                                              6,300
       Texas Woman's University                                                 9,700
    University of Texas -- Pan American               Edinburg, TX             15,900  South Texas Book & Supply
    North Harris College                              Houston, TX              10,100  College Bookstore (2)
    North Harris College                              Humble, TX               10,100  College Bookstore
    University of Houston, also serving:              Houston, TX              35,200  Rother's Bookstore
       Texas Southern University School of Law                                    600
    Texas Tech University                             Lubbock, TX              28,300  Double T Bookstore
    Texas Tech University                             Lubbock, TX              28,300  Double T Bookstore
    Texas Tech University                             Lubbock, TX              28,300  Double T Bookstore
    Texas Tech University                             Lubbock, TX              28,300  Spirit Shop
    South Texas College                               McAllen, TX              15,300  South Texas Book & Supply
    Stephen F. Austin State University                Nacogdoches, TX          11,300  Varsity Book Store
    San Antonio College, also serving:                San Antonio, TX          20,800  L&M Bookstore
       Northwest Vista College                                                  7,600
       Palo Alto College                                                        7,400
       St. Philip's College                                                     9,500
       UTSA - Downtown                                                          6,000
    University of Texas -- San Antonio                San Antonio, TX          24,700  L&M UTSA Bookstore
    Southwest Texas State University - San Marcos     San Marcos, TX           26,800  Colloquium Bookstore
    Southwest Texas State University - San Marcos     San Marcos, TX           26,800  Colloquium Bookstore



    Institution                                       Location             Enrollment  Store Name
    -----------                                       --------             ----------  ----------
    Southwest Texas State University - San Marcos     San Marcos, TX           26,800  Colloquium Bookstore
    Tarleton State University                         Stephenville, TX          9,000  The College Store
    Baylor University                                 Waco, TX                 13,800  University Bookstore
    Baylor University                                 Waco, TX                 13,800  University Bookstore and
                                                                                          Spirit Shop
    Midwestern State University                       Wichita Falls, TX         6,300  The College Store
    Virginia Polytechnic Institute and State          Blacksburg, VA           27,800  Tech Bookstore
       University
    Old Dominion University                           Norfolk, VA              21,200  Dominion Bookstore
    Radford University                                Radford, VA               9,300  Radford Book Exchange
    Western Washington University, also serving:      Bellingham, WA           12,900  The College Store
       Whatcom Community College                                                4,200
    Washington State University                       Pullman, WA              22,700  Crimson & Gray
    Marshall University                               Huntington, WV           16,400  Stadium Bookstore


------------

 (1) Denotes properties leased from the educational institution
    ("contract-managed" stores).

(2) Property is owned by us.

    We own our two Textbook Division warehouses (totaling 271,000 square feet) in Lincoln, Nebraska (one of which is also the location of our headquarters), and lease our 60,000 square foot Textbook Division warehouse in Cypress, California. The Cypress lease expires on August 31, 2007. Our distance education program resides in a leased facility with 49,500 square feet in Athens, Ohio. The lease expires on May 31, 2007 and has one five-year option to renew.


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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No items were submitted to a vote by our security holders during the fourth quarter of fiscal 2005.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    There were no equity securities sold by us during fiscal 2005. There is no established public trading market for our common stock and all of our common stock is owned by NBC. As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data", the payment of dividends is subject to various restrictions under our debt instruments. In accordance with such covenants, in fiscal 2005 we declared and paid $0.1 million in dividends to NBC for costs associated with the March 4, 2004 Transaction. In fiscal 2004 we declared and paid $8.2 million in dividends to NBC for interest due and payable on NBC's senior discount debentures, $32.8 million in dividends to NBC in conjunction with the purchase of treasury stock associated with the December 10, 2003 debt refinancing, and $184.3 million in dividends to NBC in conjunction with the March 4, 2004 Transaction.

    Additional information regarding equity compensation plans can be found in
Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

                        ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth our selected historical consolidated financial and other data as of and for the fiscal year ended March 31, 2005 (successor), the one month ended March 31, 2004 (successor), the eleven months ended February 29, 2004 (predecessor), and the fiscal years ended March 31, 2003, 2002, and 2001 (predecessor), respectively. The selected historical consolidated financial data was derived from our audited consolidated financial statements.

    The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto included in
Item 8, "Financial Statements and Supplementary Data."

                                                Successor (1)                                   Predecessor (1)
                                         -----------------------------  -----------------------------------------------------------
                                          Fiscal Year      1 Month        11 Months                    Fiscal Years Ended
                                             Ended          Ended           Ended        ------------------------------------------
                                           March 31,       March 31,     February 29,       March 31,      March 31,     March 31,
                                              2005          2004 (6)       2004 (6)         2003 (6)       2002 (6)      2001 (6)
                                         -------------  --------------  ---------------  -------------  ------------- -------------
                                                         (as restated)  (as restated)  (  as restated)  (as restated) (as restated)
                                                                              (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
  Revenues                                  $ 402,154        $ 13,317        $ 385,364      $ 370,510      $ 338,917     $ 301,669
  Costs of sales                              240,638           7,768          231,874        224,488        206,976       187,099
                                         -------------  --------------  ---------------  -------------  ------------- -------------
      Gross profit                            161,516           5,549          153,490        146,022        131,941       114,570
  Operating expenses:
    Selling, general, and administrative      100,513           8,540           91,740         90,391         84,871        74,100
    Depreciation                                4,908             350            3,396          3,469          3,501         3,469
    Amortization (4)                            8,258             649            1,162            644            505        10,446
    Stock-based compensation                        -               -            7,264              -              -             -
                                         -------------  --------------  ---------------  -------------  ------------- -------------
      Income (loss) from operations            47,837          (3,990)          49,928         51,518         43,064        26,555
  Other expenses (income):
    Interest expense                           25,854           2,226           22,409         14,212         17,189        17,487
    Interest income                              (639)            (97)            (308)          (360)          (400)         (615)
    (Gain) loss on derivative instruments           -               -              (57)           156            361             -
                                         -------------  --------------  ---------------  -------------  ------------- -------------
      Income (loss) before income taxes        22,622          (6,119)          27,884         37,510         25,914         9,683
  Income tax expense (benefit)                  9,162          (2,400)          10,949         14,802         10,334         5,662
                                         -------------  --------------  ---------------  -------------  ------------- -------------
      Net income (loss)                     $  13,460        $ (3,719)        $ 16,935      $  22,708      $  15,580     $   4,021
                                         =============  ==============  ===============  =============  ============= =============

OTHER DATA:
  EBITDA (2)                                $  61,003        $ (2,991)        $ 54,486      $  55,631      $  47,070     $  40,470
  Net cash flows from operating activities     16,682          (7,764)          46,913         37,332         31,038         8,839
  Net cash flows from investing activities       (748)        (29,656)          (6,452)        (5,327)        (7,616)       (4,994)
  Net cash flows from financing activities    (17,986)         (8,965)            (204)        (4,018)       (16,412)       (3,887)
  Capital expenditures                          7,666             720            3,965          3,708          2,277         1,759
  Business acquisition expenditures (3)        20,160           1,849            2,355          1,389          6,110         2,975
  Number of bookstores open at
   end of the period                              124             113              112            109            108           102

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents                 $  31,224        $ 33,276         $ 79,662      $  39,405      $  11,419     $   4,410
  Working capital                             104,008         106,259          132,729         82,959         75,865        72,394
  Total assets                                627,239         646,265          252,449        205,485        180,294       163,050
  Total debt, including current maturities    356,402         373,179          187,782        143,367        147,576       161,773

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

(2) EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America ("GAAP"), and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

        The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":

                                                      Successor                               Predecessor
                                              --------------------------  -------------------------------------------------
                                               Fiscal Year    1 Month       11 Months           Fiscal Year Ended
                                                 Ended        Ended          Ended    -------------------------------------
                                               March 31,      March 31,   February 29,  March 31,    March 31,    March 31,
                                                  2005          2004          2004       2003         2002          2001
                                              ------------  ------------  ----------- -----------  -----------   ----------
                                                                            (dollars in thousands)
EBITDA                                           $ 61,003      $ (2,991)    $ 54,486    $ 55,631     $ 47,070     $ 40,470

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

Interest income                                       639            97          308         360          400          615
Provision for losses on receivables                   316           218           66         452        1,630          434
Cash paid for interest                            (25,796)       (4,174)     (11,956)    (13,549)     (15,225)     (16,001)
Cash paid for income taxes                         (4,946)          (10)      (6,467)    (14,533)      (4,063)      (6,018)
(Gain) loss on disposal of assets                      68            14          408          36         (483)          60
Changes in operating assets and liabilities,
net of effect of acquisitions/disposals (5)       (14,602)         (918)      10,068       8,935        1,709      (10,721)
                                              ------------  ------------  ----------- -----------  -----------   ----------
Net Cash Flows from Operating Activities         $ 16,682      $ (7,764)    $ 46,913    $ 37,332     $ 31,038      $ 8,839
                                              ============  ============  =========== ===========  ===========   ==========


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

(6) Certain items for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003, 2002, and 2001 have been restated to reflect corrections that are further discussed in Note Q, Restatement of Consolidated Financial Statements, of the Notes to Consolidated Financial Statements included in Item 8 of this report.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

    The following discussions should be read in conjunction with our consolidated financial statements and the related notes thereto included in Item 8, "Financial Statements and Supplementary Data," and other information in this Annual Report on Form 10-K. The accompanying Management's Discussion and Analysis gives effect to the restatement of our consolidated financial statements for fiscal years 2004 and 2003 to correct our accounting treatment for leases and depreciation of related leasehold improvements and to reclassify the activity related to restricted cash from financing cash flows to investing cash flows, as described in Note Q to the consolidated financial statements.


                                EXECUTIVE SUMMARY

FISCAL 2005 HIGHLIGHTS

    This summary refers to our operations in fiscal 2004 for the predecessor period from April 1, 2003 to February 29, 2004 and the successor period from March 1, 2004 to March 31, 2004 on a "combined" basis. This basis assists us in comparing results of operations between the current fiscal year with the previous year.

    CHANGES IN CAPITALIZATION. In fiscal 2004, we underwent a recapitalization transaction that we refer to as the March 4, 2004 Transaction. Accounting for that transaction resulted in a significant increase to goodwill and intangible assets that impacts the comparability of our financial statements from period to period.

    The March 4, 2004 Transaction was accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No.141, BUSINESS COMBINATIONS. Accordingly, the Company's assets and liabilities were revalued to fair value to the extent of the majority stockholder's (Weston Presidio's) 96.9% controlling interest in the Company. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair values. The allocation of the excess purchase price included establishing identifiable intangibles for customer relationships of $114.8 million and tradename of $31.3 million; adjusting the carrying value of developed technology at March 4, 2004 to a fair value of $11.4 million; and adjusting the carrying value of goodwill at March 4, 2004 to a fair value of $269.1 million. As a result of these changes to intangible assets, and to changes in the Company's outstanding debt that resulted from the March 4, 2004 Transaction, some expenses, such as amortization expense and interest expense, may not be comparable with periods prior to that transaction. Our results of operations, financial position and cash flow's prior to the March 4, 2004 Transaction are presented as the "Predecessor" and our results of operations, financial position and cash flow's after the March 4, 2004 Transaction are presented as the "Successor" in these financial statements.

    ACQUISITIONS. We completed the acquisition, initiated the contract-management, or established the start-up of eleven bookstore locations in fiscal 2005: two locations each in Jacksonville and Tallahassee, Florida; and single locations in Ypsilanti, Michigan; Alma, Michigan; Starkville, Mississippi; Glendale, Arizona; Pullman, Washington; Normal, Illinois; and Morehead, Kentucky. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the year ended March 31, 2005 increased $3.5 million, or 0.9% from the year ended March 31, 2004. This increase was attributable to increases in both the College Bookstore and Textbook Divisions which were largely offset by the loss of revenue from the distance education program's largest customer and an increase in the interdivision elimination for sales from the Textbook Division to the College Bookstore Division.

    EBITDA RESULTS. Consolidated EBITDA for the year ended March 31, 2005 increased $9.5 million, or 18.5% from the year ended March 31, 2004, with most of that increase due to the impact of the expenses of certain transactions during fiscal 2004. These expenses included combined stock-based compensation charges totaling $7.3 million and other charges of $0.2 million. Within the operating divisions, we achieved strong EBITDA growth from the College Bookstore Division due primarily to acquisitions, while we saw decreases in both the Textbook Division due to lower gross margins and in the Complementary Services Division due to the loss of a large customer and to lower systems sales. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis.

    CAPITAL EXPENDITURES. Capital expenditures for the year ended March 31, 2005 have increased over the year ended March 31, 2004 from $4.7 million to $7.7 million. This increase is attributable to a number of college bookstore renovations which we have undertaken to repair, maintain, modernize, or restructure certain bookstore locations; as well as a project to expand the Textbook Division's Nebraska warehouse which added approximately 8,500 square feet of space and partially mechanize the warehouse receiving process.

CHALLENGES AND EXPECTATIONS

    We expect that we will continue to face challenges and opportunities similar to those that we have faced in the recent past. We have experienced, and continue to experience, competition for the supply of used textbooks from other textbook wholesalers and from student to student transactions, competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal 2006. We also expect that our capital spending will remain modest for a company of our size.


                 FISCAL YEAR ENDED MARCH 31, 2005 COMPARED WITH
                       FISCAL YEAR ENDED MARCH 31, 2004.

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

    REVENUES. Revenues for the year ended March 31, 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004 and the corresponding change in revenues (based upon combined revenues for fiscal 2004) were as follows:

                                         Successor                 Predecessor
                                ------------------------------- -------------------
                                    Year          1 Month            11 Months                Change
                                    Ended            Ended            Ended         -------------------------
                                March 31, 2005  March 31, 2004   February 29, 2004     Amount      Percentage
                                --------------- --------------- ------------------- -------------  ----------
Bookstore Division               $ 263,667,751    $ 5,318,989       $ 234,328,454  $ 24,020,308      10.0 %

Textbook Division                  133,938,475      4,484,265         125,746,000     3,708,210       2.8 %

Complementary Services Division     33,767,440      4,443,778          49,754,314   (20,430,652)    (37.7)%

Intercompany eliminations          (29,219,326)      (929,638)        (24,465,094)   (3,824,594)     15.1 %
                                --------------- --------------  ------------------ -------------  ----------
                                 $ 402,154,340   $ 13,317,394       $ 385,363,674  $  3,473,272       0.9 %
                                =============== ==============  ================== =============  ==========

    The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores (defined by us as stores acquired since April 1, 2003) offset by slightly lower same-store sales. The new bookstores provided an additional $26.0 million of revenue in the year ended March 31, 2005. The Company defines same store sales for fiscal 2005 as sales from any store, even if expanded or relocated, that has a full twelve months of sales in both fiscal 2005 and fiscal 2004. Same store sales decreased 0.9% primarily due to an approximate 1% decrease in sales of new textbooks and an approximate 3% decline in sales of clothing and insignia wear, which offset an approximate 1% increase in sales of used textbooks. The increase in Textbook Division revenues was due primarily to an approximate 5% increase in the average price per book sold, offset partially by a decrease in the number of units sold. We believe that unit sales are down for the year primarily due to a decrease in the number of units purchased in the December of 2003 and May of 2004 student book buys, which supplied the peak selling periods in fiscal 2005. Textbook Division revenues are limited by the supply of used textbooks available to us. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of educations materials. Revenues from that customer program declined approximately $18 million. In addition, revenues from installation and training activity in the systems divisions decreased $1.7 million. Corresponding to the overall growth in the number of company owned college bookstores, our intercompany transactions also increased which reduces consolidated revenues.

    GROSS PROFIT. Gross profit for the year ended March 31, 2005 increased $2.5 million, or 1.6%, to $161.5 million from $159.0 million for the year ended March 31, 2004. This increase was primarily due to higher revenues, along with a slightly higher gross margin percent. Gross margin percent was 40.2% for the year ended March 31, 2005 as compared to 39.9% for the year ended March 31, 2004, driven primarily by a slightly higher gross margin percent on new textbook sales in the Bookstore Division and by higher gross margin percent in the Complementary Service Division due to the decline in sales from the lower-margin distance education program. The Textbook Division gross margins decreased due to higher costs of acquiring used textbooks, including the cost of the Company's enhanced customer programs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended March 31, 2005 increased $0.2 million, or 0.2%, to $100.5 million from $100.3 million for the year ended March 31, 2004. Selling, general and administrative expenses as a percentage of revenues were 25.0% and 25.2% for the years ended March 31, 2005 and 2004, respectively.

    STOCK-BASED COMPENSATION. Stock-based compensation expense was $0 in fiscal 2005 compared to $7.3 million in fiscal 2004. Stock-based compensation expense in fiscal 2004 was incurred in conjunction with the March 4, 2004 Transaction, whereby 40,668 options to purchase shares of NBC Acquisition Corp. Class A Common Stock were converted into the right to receive cash payments which totaled $7.1 million. Additionally, in connection with the December 10, 2003 debt refinancing, 838 options to purchase shares of NBC Acquisition Corp. Class A Common Stock were converted into the right to receive cash payments which totaled $0.2 million. Such costs represent the difference between the fair value of the NBC Acquisition Corp. Class A Common Stock underlying such options at the time the options were converted into the right to receive cash payment and the exercise price on such options.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the year ended March 31, 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004 and the corresponding change in EBITDA (based upon combined EBITDA for fiscal 2004) were as follows:

                                            Successor                 Predecessor
                                 --------------------------------  ------------------
                                      Year           1 Month           11 Months              Change
                                     Ended             Ended             Ended        --------------------------
                                 March 31, 2005   March 31, 2004   February 29, 2004     Amount      Percentage
                                 --------------- ----------------  ------------------ ------------- -----------
Bookstore Division                 $ 34,607,848     $ (2,471,525)       $ 33,190,998   $ 3,888,375      12.7 %

Textbook Division                    32,181,393          (85,994)         33,544,806    (1,277,419)     (3.8)%

Complementary Services Division       1,805,367          251,371           2,624,520    (1,070,524)    (37.2)%

Corporate administration             (7,591,429)        (685,336)        (14,874,542)    7,968,449     (51.2)%
                                 --------------- ----------------  ------------------ ------------- -----------
                                   $ 61,003,179     $ (2,991,484)       $ 54,485,782   $ 9,508,881      18.5 %
                                 =============== ================  ================== ============= ===========

    Bookstore Division EBITDA improved as a result of the aforementioned increases in revenues and gross margin percent. The decrease in EBITDA in the Textbook Division is primarily attributable to lower gross margins. Complementary Services Division EBITDA decreased as a result of the reduced revenues in the distance education business combined with decreased revenues in the systems sales business. Corporate Administration EBITDA increased by $8.0 million, primarily as a result of expenses of the March 4, 2004 Transaction and the December 10, 2003 debt refinancing which are included in the results for the eleven months ended February 29, 2004.

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":

                                               Successor          Successor         Predecessor
                                              ---------------  ----------------  ------------------
                                                Year Ended       1 Month Ended    11 Months Ended
                                              March 31, 2005    March 31, 2004   February 29, 2004
                                              ---------------  ----------------  ------------------
EBITDA                                         $  61,003,179     $  (2,991,484)      $  54,485,782

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Interest income                                    638,935            97,587             307,680
  Provision for losses on receivables                315,958           218,205              66,393
  Cash paid for interest                         (25,796,444)       (4,173,547)        (11,955,528)
  Cash paid for income taxes                      (4,946,343)           (9,991)         (6,466,526)
  Loss on disposal of assets                          68,065            13,582             408,095
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)    (14,601,160)         (918,756)         10,066,803
                                              ---------------  ----------------  ------------------
Net Cash Flows from Operating Activities       $  16,682,190     $  (7,764,404)       $ 46,912,699
                                              ===============  ================  ==================

Net Cash Flows from Investing Activities       $    (747,555)    $ (29,656,297)       $ (6,451,658)
                                              ===============  ================  ==================

Net Cash Flows from Financing Activities       $ (17,986,473)    $  (8,965,404)       $   (204,137)
                                              ===============  ================  ==================

        (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    DEPRECIATION EXPENSE. Depreciation expense for the year ended March 31, 2005 increased $1.2 million, or 31.0% to $4.9 million from $3.7 million for the year ended March 31, 2004, primarily due to growth and the step-up in basis of property and equipment resulting from the March 4, 2004 Transaction.

    AMORTIZATION EXPENSE. Amortization expense for the year ended March 31, 2005 increased $6.5 million to $8.3 million from $1.8 million for the year ended March 31, 2004, primarily due to the March 4, 2004 Transaction, which significantly increased the balance of amortizable intangibles.

    INTEREST EXPENSE, NET. Interest expense, net for the year ended March 31, 2005 increased $1.0 million, or 4.1%, to $25.2 million from $24.2 million for the year ended March 31, 2004, due primarily to additional debt issued in connection with the March 4, 2004 Transaction that was outstanding for all of the 2005 fiscal year. This increase in the interest expense net was offset partially by interest costs in fiscal 2004 arising from the March 4, 2004 Transaction and the December 10, 2003 debt refinancing. As a result of these two transactions, $6.7 million in debt issue costs associated with retired debt were written-off to interest expense. Additionally, $3.2 million in call premiums were recorded to interest expense in connection with the tendering or calling of the $110.0 million senior subordinated notes in conjunction with the March 4, 2004 Transaction.

    INCOME TAXES. Income tax expense for the year ended March 31, 2005 increased $0.7 million, or 7.2%, to $9.2 million from $8.5 million for the year ended March 31, 2004. Our effective tax rate was 40.5% and 39.3% for the years ended March 31, 2005 and 2004, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

    REVENUES. Revenues for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003 and the corresponding change in revenues (based upon combined revenues for fiscal 2004) were as follows:

                                   Successor                Predecessor
                                --------------- ------------------------------------
                                   1 Month        11 Months            Year                 Change
                                   Ended              Ended            Ended       --------------------------
                                March 31, 2004  February 29, 2004  March 31, 2003     Amount     Percentage
                                --------------- ------------------ --------------  ------------- ------------
Bookstore Division                 $ 5,318,989      $ 234,328,454  $ 216,943,133   $ 22,704,310        10.5 %

Textbook Division                    4,484,265        125,746,000    132,806,703     (2,576,438)       (1.9)%

Complementary Services Division      4,443,778         49,754,314     44,004,856     10,193,236        23.2 %

Intercompany eliminations             (929,638)       (24,465,094)   (23,244,843)    (2,149,889)        9.2 %
                                --------------- ------------------ --------------  ------------- ------------
                                  $ 13,317,394      $ 385,363,674  $ 370,509,849   $ 28,171,219         7.6 %
                                =============== ================== ==============  ============= ============

    The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores (defined by us as stores acquired since April 1, 2002) and increases in same-store sales. The new bookstores provided an additional $14.4 million of revenue in the year ended March 31, 2004, which was offset, in part, by a $2.5 million decrease in revenues attributable to stores closed since April 1, 2002. The Company defines same store sales for fiscal 2004 as sales from any store, even if expanded or relocated, that has a full twelve months of sales in both fiscal 2004 and fiscal 2003. Same store sales increased 5.1%, or $10.8 million due primarily to an approximate 10% increase in sales of new textbooks and a 4% increase in the sale of used textbooks, offset partially by declines in other sales categories. The decrease in Textbook Division revenues was due primarily to a decrease in the number of units sold, which entirely offset an increase in the average price per book sold of approximately 3%. We believe that unit sales are down for the year primarily due to a decrease in the number of units purchased in the December of 2002 and May of 2003 student book buys, which supplied the peak selling periods in fiscal 2004. Textbook Division revenues are limited by the supply of used textbooks available to us. Complementary Services Division revenues increased primarily due to a $4.1 million increase in revenues from installation and training activity in the systems divisions, $1.8 million in revenue related to the acquisition of TheCampusHub.com, Inc. in July, 2003, and $2.5 million of increased revenues from the distance education program. Corresponding to the overall growth in the number of company-owned college bookstores and growth in services provided to our college bookstores by the Complementary Services Division, our intercompany transactions also increased.

    GROSS PROFIT. Gross profit for the year ended March 31, 2004 increased $13.0 million, or 8.9%, to $159.0 million from $146.0 million for the year ended March 31, 2003. This increase was primarily due to higher revenues, along with a slightly higher gross margin percent. Gross margin percent was 39.9% for the year ended March 31, 2004 as compared to 39.4% for the year ended March 31, 2003, driven primarily by improved gross margin percents in the Bookstore and Textbook Divisions. The improved gross margin percents in both of these divisions were primarily due to slightly lower costs of acquiring used textbooks.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended March 31, 2004 increased $9.9 million, or 10.9%, to $100.3 million from $90.4 million for the year ended March 31, 2003. Selling, general and administrative expenses as a percentage of revenues were 25.2% and 24.4% for the years ended March 31, 2004 and 2003, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted an increase of $3.0 million in personnel costs, $1.2 million in shipping costs, and $2.3 million in rent. Additionally, $0.2 million in expenses were recorded in conjunction with the debt refinancing on December 10, 2003 and $0.3 million in expenses were recorded in conjunction with our new human resources system.

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

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003 and the corresponding change in EBITDA (based upon combined EBITDA for fiscal 2004) were as follows:

                                     Successor             Predecessor
                                  -------------- ----------------------------------
                                     1 Month           11 Months          Year               Change
                                      Ended             Ended           Ended        -------------------------
                                  March 31, 2004  February 29, 2004  March 31, 2003     Amount      Percentage
                                  -------------- ------------------ ---------------  -------------  ----------
Bookstore Division                  $ (2,471,525)      $ 33,190,998    $ 26,992,497   $ 3,726,976     13.8 %

Textbook Division                        (85,994)        33,544,806      33,915,223      (456,411)    (1.3)%

Complementary Services Division          251,371          2,624,520       2,041,093       834,798     40.9 %

Corporate administration                (685,336)       (14,874,542)     (7,318,023)   (8,241,855)   112.6 %
                                  --------------- ---------------------------------- ------------- ----------
                                    $ (2,991,484)      $ 54,485,782    $ 55,630,790  $ (4,136,492)    (7.4)%
                                  =============== ================================== ============= ==========

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

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":



                                                 Successor       Predecessor        Predecessor
                                              --------------    --------------    ---------------
                                                1 Month Ended    11 Months Ended     Year Ended
                                               March 31, 2004   February 29, 2004  March 31, 2003
                                              --------------    ----------------- ---------------
EBITDA                                        $  (2,991,484)     $ 54,485,782      $ 55,630,790

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Interest income                                    97,587           307,680           360,448
  Provision for losses on receivables               218,205            66,393           451,578
  Cash paid for interest                         (4,173,547)      (11,955,528)      (13,549,099)
  Cash paid for income taxes                         (9,991)       (6,466,526)      (14,533,352)
  Loss on disposal of assets                         13,582           408,095            35,428
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)      (918,756)       10,066,803         8,935,820
                                              --------------    --------------   ---------------
Net Cash Flows from Operating Activities      $  (7,764,404)     $ 46,912,699      $ 37,331,613
                                              ==============    ==============   ===============
Net Cash Flows from Investing Activities      $ (29,656,297)     $ (6,451,658)     $ (5,327,072)
                                              ==============    ==============   ===============
Net Cash Flows from Financing Activities      $  (8,965,404)     $   (204,137)     $ (4,018,436)
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

    DEPRECIATION EXPENSE. Depreciation expense for the year ended March 31, 2004 increased $0.2 million, or 8.0% to $3.7 million from $3.5 million for the year ended March 31, 2003, primarily due to growth and the step-up in basis of property and equipment resulting from the March 4, 2004 Transaction.

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

    INCOME TAXES. Income tax expense for the year ended March 31, 2004 decreased $6.3 million, or 42.2%, to $8.5 million from $14.8 million for the year ended March 31, 2003. Our effective tax rate was 39.3% and 39.5% for the years ended March 31, 2004 and 2003, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

RISK FACTORS

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-K. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer.

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

    We are also experiencing growing competition from alternative media and alternative sources of textbooks for students, such as websites designed to sell textbooks and/or other merchandise directly to students, on-line resources, e-books, print-on-demand textbooks and CD-ROMs, and from the use of course packs, which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students, all of which have the potential to reduce or replace the need for textbooks sold through the college bookstore. A substantial increase in the availability of these alternatives as a source of textbooks and textbook information could significantly reduce college students' use of the college bookstore and/or the use of traditional textbooks and thus have a material adverse effect on our business and results of operations.

    We are experiencing growing competition from technology-enabled student to student transactions that take place over the Internet. These transactions, whereby a student enters into a transaction directly with another student for the sale and purchase of a textbook, provide competition by reducing the supply of textbooks available to us for purchase and by reducing the sale of textbooks through the college bookstore. While such transactions have occurred for many years, prior to the Internet such transactions were limited by geography, a lack of information related to pricing and demand, and other factors. A significant increase in the number of these transactions could have a material adverse effect on our business and results of operations.

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

    THE SEASONALITY OF OUR WHOLESALE AND BOOKSTORE OPERATIONS COULD NEGATIVELY AFFECT OUR OPERATING RESULTS. Our wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal 2005, approximately 43% of our annual revenues occurred in the second fiscal quarter (July-September), while approximately 30% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the year, increasing substantially at the end of each semester, in May and December, as a result of the buying periods. We fund our working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations. A significant reduction in sales during our peak selling periods could have a material adverse effect on our financial condition or results of operations for the year.

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

    REVENUE RECOGNITION. We recognize revenue from Textbook Division sales at the time of shipment. We have established a program which, under certain conditions, enables our customers to return textbooks. We record reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. Additional reductions to revenue and costs of sales may be required if the actual rate of product returns exceeds the estimated rate of product returns. The estimated rate of product returns is determined utilizing actual historical product return experience.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our Revolving Credit Facility. At March 31, 2005, our total indebtedness was approximately $356.4 million, consisting of a $178.2 million Term Loan, $175.0 million of Senior Subordinated Notes, and $3.2 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued Senior Discount Notes, the balance of which at March 31, 2005 was $56.1 million (face value of $77.0 million less $20.9 million discount).

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

       Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and NBC's Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, we are scheduled to make principal payments totaling approximately $1.8 million in fiscals 2006-2010 and $169.2 million in fiscal 2011. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards the Term Loan principal balances. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by us. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.

INVESTING CASH FLOWS

    Our capital expenditures were $7.7 million, $4.7 million, and $3.7 million for the fiscal years ended March 31, 2005, 2004, and 2003, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2005 was $10.3 million.

    Business acquisition expenditures were $20.2 million, $4.2 million, and $1.4 million for the fiscal years ended March 31, 2005, 2004, and 2003, respectively. For the fiscal year ended March 31, 2005, single bookstore locations were acquired serving Eastern Michigan University, Alma College, Mississippi State University, Illinois State University, and Morehead State University; two bookstore locations were acquired serving the University of North Florida and Florida Community College at Jacksonville and two bookstore locations were acquired serving Florida State University; and single bookstore location start-ups serving Washington State University and Arizona State University-West Campus were established. For the fiscal year ended March 31, 2004, single bookstore locations were acquired serving Wayne State College, Mesa Community College, Western International University, the University of Toledo, East Tennessee State University, Marshall University; and 3 bookstore locations were acquired serving Michigan State University. For the fiscal year ended March 31, 2003, single bookstore locations were acquired serving Stephen F. Austin State University, the University of Northern Colorado; and 2 bookstore locations were acquired serving Western Kentucky University. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During fiscal 2005, no bookstores locations were closed. During fiscal 2004, bookstore locations serving Wayne State College, Columbia College, California State University - Northridge, Chadron State College, and Arizona State University were closed, as either the lease expired, the contract-managed relationship was not renewed, or an agreement was reached with the landlord to terminate the lease. During fiscal 2003, bookstores serving Virginia Commonwealth University, Ferris State University, and the University of California - Berkeley were closed upon the expiration of the property leases.

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

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). For the year ended March 31, 2005, weighted-average borrowings under the Revolving Credit Facility approximated $5.7 million, with actual borrowings ranging from a low of no borrowings to a high of $40.7 million. Net cash flows from operating activities for the year ended March 31, 2005 were $16.7 million, a decrease of $22.4 million from $39.1 million for the year ended March 31, 2004. This decrease was attributable, in large part, to an $11.0 million increase in accounts payable in fiscal 2004 related to restricted cash placed in escrow on behalf of NBC, combined with an $11.0 million decrease in accounts payable in fiscal 2005 which reflects the utilization of the cash in escrow to redeem NBC's untendered former senior discount debentures on April 3, 2004.

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

    In accordance with such covenant restrictions, we declared and paid $0.1 million in dividends to NBC during fiscal year 2005 for costs associated with the March 4, 2004 Transaction. During fiscal year 2004, we declared and paid dividends to NBC of (a) $8.2 million for cash interest payments made on the senior discount debentures due August 15, 2003 and February 15, 2004; (b) $32.8 million to finance the purchase of treasury stock associated with the December 10, 2003 debt refinancing; and (c) $184.3 million to assist in financing the March 4, 2004 Transaction.

SOURCES OF AND NEEDS FOR CAPITAL

     As of March 31, 2005, we could borrow up to $50.8 million under the Revolving Credit Facility, including $10.0 million available through June 30, 2005 under the temporary incremental revolving credit facility described in the notes to the consolidated financial statements presented in Item 8, "Financial Statements and Supplementary Data", of our Annual Report on Form 10-K. The Revolving Credit Facility was unused at March 31, 2005. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

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

    The following tables present aggregated information as of March 31, 2005 regarding our contractual obligations and commercial commitments:

                                                                        Payments Due by Period
                                                        -----------------------------------------------------------
                  Contractual                            Less Than         2-3             4-5           After 5
                  Obligations               Total          1 Year         Years           Years           Years
--------------------------------------- --------------- ------------- --------------  -------------  --------------

Long-term debt                           $ 353,635,000  $  1,832,144   $  3,675,591    $ 3,693,633    $344,433,632
Interest on long-term debt (1)             175,974,288    26,357,652     55,465,965     55,833,051      38,317,620
Capital lease obligations                    2,767,208       237,955        649,282        842,191       1,037,780
Interest on capital lease obligations        1,247,882       293,493        488,855        322,072         143,462
Unconditional purchase obligations                   -             -              -              -               -
Operating leases                            53,107,000    11,860,000     20,032,000     11,152,000      10,063,000
                                        --------------- ------------- --------------  -------------  --------------
  Total                                  $ 586,731,378  $ 40,581,244   $ 80,311,693    $71,842,947    $393,995,494
                                        =============== ============= ==============  =============  ==============


                                                              Amount of Commitment Expiration Per Period
                                             Total      -----------------------------------------------------------
               Other Commercial             Amounts       Less Than        2-3             4-5           Over 5
                  Commitments              Committed        1 Year        Years           Years           Years
--------------------------------------- --------------- ------------- -------------- --------------  --------------

Unused line of credit (2)                 $ 60,000,000  $ 10,000,000   $          -    $50,000,000    $          -
                                        =============== ============= ============== ==============  ==============


(1) Interest on the variable rate debt is estimated based upon implied forward rates in the yield curve at March 31, 2005 and does not reflect any potential management of interest rate fluctuations through interest rate swap agreements or other similar instruments.

(2) Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the line of credit.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

    In fiscal 2001, we entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by NBC's then-majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon our acquisition of all of the outstanding shares of common stock of TheCampusHub.com, Inc. This business combination was accounted for by us in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill. The management services agreement reimbursed us for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the years ended March 31, 2004 and 2003, revenues attributable to the management services agreement totaled $0.1 million and $0.3 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million and $0.6 million, respectively.

    In accordance with our debt covenants, we declared and paid $0.1 million in dividends to NBC in fiscal 2005 for costs associated with the March 4, 2004 Transaction. In fiscal 2004, we declared and paid $8.2 million in dividends to NBC for interest due and payable on the senior discount debentures; declared and paid $32.8 million in dividends to NBC for the purchase of treasury stock associated with the December 10, 2003 debt refinancing; and declared and paid $184.3 million in dividends in connection with the March 4, 2004 Transaction.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

    In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, INVENTORY PRICING to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement becomes effective for the Company in fiscal 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED Compensation and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, thereby eliminating the intrinsic value method of accounting for stock-based compensation currently utilized by the Company. SFAS No. 123 (revised 2004) will become effective for the Company in fiscal 2007, applying to all awards granted or modified after April 1, 2006.

     In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS--AN AMENDMENT OF APB OPINION NO. 29. This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal 2007. The adoption of this statement is not expected to have a significant impact on the Company's consolidated financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

    This Annual Report on Form 10-K contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks for students; increased competition for the purchase and sale of used textbooks from student to student transactions; ability to successfully acquire bookstores or to integrate future acquisitions; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or inability to raise or unavailability of additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular this Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $356.4 million in total indebtedness outstanding at March 31, 2005, approximately $178.2 million is subject to fluctuations in the Eurodollar interest rate. As provided in our Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and, in the past, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. Depending upon interest rate trends in the future, we may choose to manage our risk to variable interest rate fluctuations by again entering into interest rate swap agreements or other similar instruments.

    The following table presents quantitative information about our market risk sensitive instruments (the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2005):

                                  Fixed Rate Debt                Variable Rate Debt
                             -----------------------------  ----------------------------
                                              Weighted-                       Weighted-
                                               Average                         Average
                                Principal     Interest         Principal        Interest
                               Cash Flows        Rate        Cash Flows (1)      Rate
                             ---------------  ------------  ---------------  -----------
Fiscal Year Ended March 31:
  2006                        $     270,099         8.67%    $   1,800,000        6.32%
  2007                              340,344         8.66%        1,800,000        7.15%
  2008                              384,529         8.66%        1,800,000        7.27%
  2009                              434,949         8.65%        1,800,000        7.41%
  2010                              500,875         8.65%        1,800,000        7.53%
  Thereafter                    176,271,412         8.64%      169,200,000        7.64%
                             ---------------  ------------  ---------------  -----------
    Total                     $ 178,202,208         8.65%    $ 178,200,000        7.21%
                             ===============  ============  ===============  ===========

      Fair Value              $ 172,617,616           -      $ 178,200,000         -
                             ===============                ===============

(1) Principal cash flows represent scheduled principal payments and are adjusted for anticipated excess cash flow payments and optional prepayments (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, to be applied toward principal balances.

    Certain quantitative market risk disclosures have changed since March 31, 2004 as a result of market fluctuations, movement in interest rates, a new capital lease obligation, and principal payments. The following table presents summarized market risk information for the years ended March 31, 2005 and 2004, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                             March 31,       March 31,
                                               2005            2004
                                          --------------  --------------
Fair Values:
  Fixed rate debt                         $ 172,617,616   $ 194,361,088
  Variable rate debt                        178,200,000     180,000,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                 8.65%           8.65%
  Variable rate debt                              7.21%           6.63%

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF NEBRASKA BOOK COMPANY, INC.

Report of Independent Registered Public Accounting Firm                       36

Consolidated Balance Sheets as of March 31, 2005 and March 31, 2004           37
(as restated)

Consolidated Statements of Operations for the Year Ended March 31, 2005       38
(Successor), the One Month Ended March 31, 2004 (Successor) (as restated), the Eleven Months Ended38ebruary 29, 2004 (Predecessor) (as restated), and the Year Ended March 31, 2003 (Predecessor) (as restated)

Consolidated Statements of Stockholders' Equity (Deficit) for the Year Ended 39 March 31, 2005 (Successor), the One Month Ended March 31, 2004 (Successor)
(as restated), the39leven Months Ended February 29, 2004 (Predecessor) (as restated), and the Year Ended March 31, 2003 (Predecessor) (as restated)

Consolidated Statements of Cash Flows for the Year Ended March 31, 2005       40
(Successor), the One Month Ended March 31, 2004 (Successor) (as restated), the Eleven Months Ended40ebruary 29, 2004 (Predecessor) (as restated), and the Year Ended March 31, 2003 (Predecessor) (as restated)

Notes to Consolidated Financial Statements                                    41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Nebraska Book Company, Inc.
Lincoln, Nebraska

    We have audited the accompanying consolidated balance sheets of Nebraska Book Company, Inc. (a wholly-owned subsidiary of NBC Acquisition Corp.) and subsidiaries as of March 31, 2005 and March 31, 2004, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the year ended March 31, 2005 (Successor), the one month ended March 31, 2004 (Successor), the eleven months ended February 29, 2004 (Predecessor), and the year ended March 31, 2003 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nebraska Book Company, Inc. and subsidiaries as of March 31, 2005 and March 31, 2004, and the results of their operations and their cash flows for the year ended March 31, 2005 (Successor), the one month ended March 31, 2004 (Successor), the eleven months ended February 29, 2004 (Predecessor), and the year ended March 31, 2003 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note Q, the accompanying consolidated financial statements have been restated.


/s/  Deloitte & Touche LLP

Lincoln, Nebraska
June 28, 2005

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                     March 31,      March 31,
                                                       2005           2004
                                                   -------------- --------------
                                                                  ( as restated)
                                                                   (see Note Q)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $  31,224,343  $  33,276,181
  Restricted cash                                              -     27,065,000
  Receivables                                         30,953,133     30,412,590
  Inventories                                         72,559,962     70,139,222
  Recoverable income taxes                                     -      5,351,480
  Deferred income taxes                                5,536,182      6,102,015
  Prepaid expenses and other assets                      586,981        873,167
                                                   -------------- --------------
    Total current assets                             140,860,601    173,219,655

PROPERTY AND EQUIPMENT, net of
depreciation & amortization                           37,512,387     32,727,631

GOODWILL                                             284,898,526    270,594,135

IDENTIFIABLE INTANGIBLES, net of amortization        152,650,661    157,505,632

DEBT ISSUE COSTS, net of amortization                  8,968,851     10,001,172

OTHER ASSETS                                           2,348,256      2,216,565
                                                   -------------- --------------
                                                   $ 627,239,282  $ 646,264,790
                                                   ============== ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $  15,724,221  $  29,300,768
  Accrued employee compensation and benefits           7,934,817      9,118,730
  Accrued interest                                       628,906      2,041,957
  Accrued incentives                                   7,761,296      6,982,304
  Accrued expenses                                     1,146,388      1,211,448
  Income taxes payable                                   544,578              -
  Deferred revenue                                     1,042,660        898,658
  Current maturities of long-term debt                 1,832,144     17,238,881
  Current maturities of capital lease obligations        237,955        167,433
                                                   -------------- --------------
    Total current liabilities                         36,852,965     66,960,179

LONG-TERM DEBT, net of current maturities            351,802,856    353,634,999
CAPITAL LEASE OBLIGATIONS,
net of current maturities                              2,529,253      2,138,151
OTHER LONG-TERM LIABILITIES                            1,316,835        317,287
DEFERRED INCOME TAXES                                 59,014,379     60,556,969
DUE TO PARENT                                         16,574,575     16,836,358
COMMITMENTS (Note I)
STOCKHOLDER'S EQUITY:
  Common stock, voting, authorized 50,000 shares
  of $1.00 par value; issued and outstanding
  100 shares                                                 100            100
  Additional paid-in capital                         137,957,730    137,957,716
  Retained earnings                                   21,190,589      7,863,031
                                                   -------------- --------------
    Total stockholder's equity                       159,148,419    145,820,847
                                                   -------------- --------------
                                                   $ 627,239,282  $ 646,264,790
                                                   ============== ==============

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------

                                                  Successor                  Predecessor
                                        --------------------------- ----------------------------
                                        Year Ended  1 Month Ended  11 Months Ended  Year Ended
                                         March 31,     March 31,      February 29,    March 31,
                                           2005          2004           2004           2003
                                        ------------ ------------- --------------  -------------
                                                     (as restated) (as restated)   (as restated)
                                                     (see Note Q)  (see Note Q)    (see Note Q)

REVENUES, net of returns               $402,154,340  $ 13,317,394  $385,363,674   $370,509,849

COSTS OF SALES (exclusive of
depreciation shown below)               240,638,133     7,768,616   231,874,108    224,488,201
                                       ------------- ------------- -------------  -------------
  Gross profit                          161,516,207     5,548,778   153,489,566    146,021,648

OPERATING EXPENSES:
  Selling, general and administrative   100,513,028     8,540,262    91,739,844     90,390,858
  Depreciation                            4,907,843       349,501     3,396,106      3,468,821
  Amortization                            8,258,500       649,000     1,162,320        644,053
  Stock-based compensation                        -             -     7,263,940              -
                                       ------------- ------------- -------------  -------------
                                        113,679,371     9,538,763   103,562,210     94,503,732
                                       ------------- ------------- -------------  -------------

INCOME (LOSS) FROM OPERATIONS            47,836,836    (3,989,985)   49,927,356     51,517,916
                                       ------------- ------------- -------------  -------------

OTHER EXPENSES (INCOME):
  Interest expense                       25,853,629     2,226,851    22,408,295     14,212,281
  Interest income                          (638,935)      (97,587)     (307,680)      (360,448)
  (Gain) loss on derivative
  financial instruments                           -             -       (57,296)       155,831
                                       ------------- ------------- -------------  -------------
                                         25,214,694     2,129,264    22,043,319     14,007,664
                                       ------------- ------------- -------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES        22,622,142    (6,119,249)   27,884,037     37,510,252

INCOME TAX EXPENSE (BENEFIT)              9,162,118    (2,399,962)   10,949,169     14,802,252
                                       ------------- ------------- -------------  -------------
NET INCOME (LOSS)                      $ 13,460,024  $ (3,719,287) $ 16,934,868   $ 22,708,000
                                       ============= ============= =============  =============


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------

                                                              Retained    Accumulated
                                                Additional    Earnings      Other
                                       Common    Paid-in    (Accumulated Comprehensive              Comprehensive
                                       Stock     Capital      Deficit)    Income (Loss)    Total    Income (Loss)
                                      ------- ------------- ------------ --------------- ---------- -------------
BALANCE, April 1, 2002
(Predecessor) (as reported)
(see Note Q)                           $ 100  $  46,404,474 $(56,386,035)  $ (604,567) $(10,586,028)

  Prior period adjustment (see Note Q)     -              -   (1,550,656)           -    (1,550,656) $         -
                                      ------- ------------- ------------ -------------- ------------ ------------
BALANCE, April 1, 2002 (Predecessor)
(as restated) (see Note Q)               100     46,404,474  (57,936,691)    (604,567)  (12,136,684) $        -
                                                                                                    ============
  Contributed capital                      -        581,859            -            -       581,859  $         -

  Net income (as restated) (see Note Q)    -              -   22,708,000            -    22,708,000   22,708,000

  Other comprehensive income,
  net of taxes:

    Unrealized gains on interest
    rate swap agreements, net of
    taxes of $146,900                      -              -            -      185,936       185,936      185,936
                                      ------- - ------------ ------------ ------------- ------------ ------------

BALANCE, March 31, 2003
 (Predecessor)
(as restated) (see Note Q)               100     46,986,333  (35,228,691)    (418,631)   11,339,111  $22,893,936
                                                                                                    ============

  Contributed capital                      -      9,932,075            -            -     9,932,075  $         -

  Net income (as restated) (see Note Q)    -             -    16,934,868            -    16,934,868   16,934,868

  Dividends declared                       -             -   (43,727,584)           -   (43,727,584)           -

  Other comprehensive income,
  net of taxes:

    Unrealized gains on interest
    rate swap agreements,
    net of taxes of $256,145               -              -            -      418,631       418,631      418,631

                                      ------- ------------- ------------ -------------- ----------- ------------

BALANCE, February 29, 2004
(Predecessor) (as restated)
(see Note Q)                             100     56,918,408  (62,021,407)           -    (5,102,899) $17,353,499
                                                                                                    ============
  March 4, 2004 Transaction:
    Record step-up in basis of
    assets and liabilities
     (as restated) (see Note Q)            -    336,164,201            -            -   336,164,201  $         -
    Dividends declared to parent
     to finance transaction                -              - (181,571,265)           -  (181,571,265)           -
    Repayments received on
     management notes to parent            -         50,471            -            -        50,471            -
    Reset retained earnings
     (as restated) (see Note Q)            -   (255,174,990) 255,174,990            -             -            -

                                      ------- ------------- ------------ -------------- ----------- ------------
BALANCE, March 1, 2004
(Successor) (as restated)
(see Note Q)                             100    137,958,090   11,582,318            -   149,540,508            -

  Contributed capital                      -           (374)           -            -          (374)           -

  Net loss (as restated) (see Note Q)      -              -   (3,719,287)           -    (3,719,287)  (3,719,287)

                                      ------- ------------- ------------ -------------- ----------- ------------
BALANCE, March 31, 2004
(Successor) (as restated)
(see Note Q)                             100    137,957,716    7,863,031            -   145,820,847  $(3,719,287)
                                                                                                    =============
  Contributed capital                      -             14            -            -            14  $          -

  Net income                               -              -   13,460,024            -    13,460,024   13,460,024

  Dividends declared                       -              -     (132,466)                  (132,466)           -

                                      ------- ------------- ------------ ------------ ------------- -------------
BALANCE, March 31, 2005 (Successor)    $ 100  $ 137,957,730 $ 21,190,589   $        -  $159,148,419  $13,460,024
                                      ======= ============= ============ ============ ============= =============

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------

                                                               Successor                 Predecessor
                                                      --------------------------- -------------------------

                                                           Year      1 Month       11 Months       Year
                                                          Ended        Ended         Ended        Ended
                                                        March 31,     March 31,   February 29,  March 31,
                                                          2005          2004        2004         2003
                                                      ------------- ------------- ------------ ------------
                                                                    (as restated)(as restated) (as restated)
                                                                    (see Note Q) (see Note Q)  (see Note Q)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $ 13,460,024  $ (3,719,287)$16,934,868   $22,708,000
  Adjustments to reconcile net income (loss)
  to net cash flows from operating activities:
    Provision for losses on receivables                    315,958       218,205      66,393       451,578
    Depreciation                                         4,907,843       349,501   3,396,106     3,468,821
    Amortization                                         9,728,736       766,693   9,135,071     1,937,425
    Noncash interest income from
    derivative financial instruments                             -             -      (1,030)     (249,310)
    Gain on derivative financial instruments                     -             -    (169,863)     (190,583)
    Loss on disposal of assets                              68,065        13,582     408,095        35,428
    Deferred income taxes                               (1,133,757)     (901,435)  3,951,025     1,086,460
    Changes in operating assets and liabilities,
    net of effect of acquisitions/disposals:
      Receivables                                         (714,820)   (4,242,720)  3,658,110      (175,488)
      Inventories                                          192,149     5,031,722  (4,791,883)    2,061,981
      Recoverable income taxes                           5,351,480    (3,198,588) (2,127,892)            -
      Prepaid expenses and other assets                    300,768       (88,681)     83,487      (335,844)
      Other assets                                        (379,720)     (363,805)   (814,529)     (346,736)
      Accounts payable                                 (13,824,098)     (129,715) 10,418,017     3,927,555
      Accrued employee compensation and benefits        (1,267,618)   (1,005,513)   (602,470)    1,731,811
      Accrued interest                                  (1,413,051)   (2,064,389)  2,593,613       (34,466)
      Accrued incentives                                   778,992      (213,186)  1,676,607     1,923,255
      Accrued expenses                                     (91,363)      (61,411)    192,125        16,875
      Income taxes payable                                 259,835             -     (89,932)   (3,594,507)
      Deferred revenue                                     144,002       153,037     207,391       105,440
      Other long-term liabilities                          260,548         1,516      14,948        26,971
      Due to parent                                       (261,783)    1,690,070   2,774,442     2,776,947
                                                      ------------- -------------------------  -----------
        Net cash flows from operating activities        16,682,190    (7,764,404) 46,912,699    37,331,613

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (7,665,675)     (719,844) (3,964,662)   (3,707,733)
  Acquisitions, net of cash acquired                   (20,160,079)   (1,848,798) (2,355,486)   (1,389,338)
  (Increase) decrease in restricted cash                27,065,000   (27,065,000)          -             -
  Proceeds from sale of property and
  equipment and other                                       13,199         2,095       9,676        19,643
  Software development costs                                     -       (24,750)   (141,186)     (249,644)
                                                      ------------- -------------------------  -----------
        Net cash flows from investing activities          (747,555)  (29,656,297) (6,451,658)   (5,327,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                       -   355,000,000  75,000,000             -
  Payment of financing costs                              (437,915)  (10,118,865) (3,830,335)      (32,446)
  Principal payments on long-term debt                 (17,238,880) (169,592,270)(30,470,840)   (4,476,155)
  Principal payments on capital lease obligations         (182,094)      (10,395)   (122,287)     (114,524)
  Dividends paid to parent                                (132,466) (184,294,345)(41,004,504)            -
  Capital contributions                                      4,882        50,471     223,829       604,689
                                                      ------------- -------------------------  -----------
        Net cash flows from financing activities       (17,986,473)   (8,965,404)   (204,137)   (4,018,436)
                                                      ------------- -------------------------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (2,051,838)  (46,386,105) 40,256,904    27,986,105

CASH AND CASH EQUIVALENTS, Beginning of period          33,276,181    79,662,286  39,405,382    11,419,277
                                                      ------------- -------------------------  -----------
CASH AND CASH EQUIVALENTS, End of period              $ 31,224,343  $ 33,276,181 $79,662,286   $39,405,382
                                                      ============= =========================  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                          $ 25,796,444  $  4,173,547 $11,955,528   $13,549,099
    Income taxes                                         4,946,343         9,991   6,466,526    14,533,352
  Noncash investing and financing activities:
    Revaluation of assets and equity in
    March 4, 2004 Transaction                         $          -  $336,164,201 $         -   $         -

    Acquisition of TheCampusHub.com, Inc.
    through issuance of NBC Acquisition Corp.
    Class A Common Stock                                         -             -   9,722,683             -

    Property acquired through capital lease                643,718             -           -       381,509

    Accumulated other comprehensive income:
      Unrealized gains on interest rate swap agreements,
      net of income taxes                                        -             -     418,631       185,936

      Deferred taxes resulting from accumulated
      other comprehensive income (loss)                          -             -     256,145       146,900

    Dividend declared but unpaid                                 -             -   2,723,080             -

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


A.  NATURE OF OPERATIONS

    Nebraska Book Company, Inc. (the "Company") is a wholly-owned subsidiary of NBC Acquisition Corp.

    The Company participates in the college bookstore industry primarily by operating its own college bookstores, by providing used textbooks to college bookstore operators, by providing distance education products and services, and by providing proprietary college bookstore information systems, consulting services, and other.

    As further discussed in Note C, on March 4, 2004, Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P.) gained controlling interest in NBC through (i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to NBC in the form of a capital contribution; (iii) Weston Presidio's purchase of 36,455 shares of NBC's common stock directly from its holders; (iv) the cancellation of 870,285 shares of NBC's common stock upon payment by NBC of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of NBC's common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with NBC as the surviving entity; and (vi) the exchange of 512,799 shares of NBC's common stock by Weston Presidio and current and former members of management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was utilized by NBC and the Company to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004. For ease of presentation, this transaction has been reflected in the accompanying financial statements as if it had occurred on March 1, 2004. Management has determined that no material transactions occurred during the period from March 1, 2004 through March 4, 2004. As a result of this transaction, the Company's results of operations, financial position and cash flow's prior to March 1, 2004 are presented as the "Predecessor." The Company's results of operations, financial position and cash flows thereafter are presented as the "Successor."

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting policies of the Company are as follows:

    PRINCIPLES OF CONSOLIDATION: Effective July 1, 2002, the Company's distance learning division was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. Effective January 1, 2005, the Company's textbook division was separately incorporated under the laws of the State of Delaware as NBC Textbooks LLC, a wholly-owned subsidiary of the Company. Subsequent to the date of incorporation, the Company's financial statements have been presented on a consolidated basis to include all of the accounts of Specialty Books, Inc. and NBC Textbooks LLC, after elimination of all significant intercompany accounts and transactions. In connection with their incorporation, Specialty Books, Inc. and NBC Textbooks LLC have guaranteed payment and performance of obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes and Senior Credit Facility.

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

    SHIPPING AND HANDLING FEES AND COSTS: Amounts billed to a customer for shipping and handling have been classified as revenues in the consolidated statements of operations and approximated $4.0 million, $0.4 million, $5.8 million, and $5.4 million, for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively. Shipping and handling costs are included in operating expenses in the consolidated statements of operations and approximated $8.4 million, $0.7 million, $9.4 million, and $9.0 million for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively.

    ADVERTISING: Advertising costs are expensed as incurred and approximated $4.5 million, $0.2 million, $4.0 million, and $3.2 million for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively.

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

    RESTRICTED CASH: Included in restricted cash at March 31, 2004 is $27.1 million representing amounts held in escrow utilized to fund the redemption on April 3, 2004 of untendered principal balances and related accrued interest and call premiums thereon under the $110.0 million senior subordinated notes and NBC's $76.0 million senior discount debentures, as further discussed in Note C. Of the $27.1 million held in escrow, $11.0 million are amounts held on behalf of NBC related to the senior discount debentures to be redeemed on April 3, 2004 and have a corresponding amount due to parent included in "accounts payable" in the consolidated balance sheet as of March 31, 2004.

    INVENTORIES: Inventories are stated at the lower of cost or market. Inventories for the Textbook Division are determined on the weighted-average cost method. The Company's Bookstore Division values new textbook and non-textbook inventories using the retail inventory method. Other inventories are determined on the first-in, first-out cost method.

    PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is determined using the straight-line method. The majority of property and equipment have useful lives of one to seven years, with the exception of buildings which are depreciated over 39 years and leasehold improvements which are depreciated over the remaining life of the corresponding lease, or the useful life, if shorter. The Company does not consider renewal options for the determination of the amortization period for leasehold improvements unless renewal is considered reasonably assured at the inception of the lease.

    GOODWILL: Goodwill as of March 31, 2005 and 2004 arose as a result of the March 4, 2004 Transaction described in Note C and the acquisition of bookstore operations in the year ended March 31, 2005 and the one month ended March 31, 2004. Goodwill is not amortized but rather tested at least annually for impairment. The test for impairment of goodwill is a two-step process that identifies potential impairment and then measures the amount of such impairment to be recorded in the consolidated financial statements. There were no impairment losses recognized during the periods presented.

    IDENTIFIABLE INTANGIBLES - CUSTOMER RELATIONSHIPS: The identifiable intangible asset for customer relationships is attributable to the non-contractual long-term relationships the Company has established over the years with customers in its Textbook and Complementary Services Divisions. This identifiable intangible is amortized on a straight-line basis over an estimated useful life of 20 years. There were no impairment losses recognized during the periods presented.

    IDENTIFIABLE INTANGIBLES - TRADENAMES: The identifiable intangible asset for tradenames relates to the trademark owned on the name "Nebraska Book Company" and the corresponding logo. This identifiable intangible has an indefinite useful life; and, thus, is not amortized but rather tested at least annually for impairment. The test for impairment of identifiable intangibles with indefinite useful lives consists of comparing the fair value of the identifiable intangible with its carrying amount, recognizing any excess carrying value as an impairment loss. There were no impairment losses recognized during the periods presented.

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

    Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company's proprietary college bookstore information systems and E-commerce technology are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized on a straight-line basis over the lesser of six years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted cash flows. There were no impairment losses recognized during the periods presented. Amortization of the capitalized costs associated with such functionalities totaled $1.9 million, $0.2 million, $1.0 million, and $0.4 million for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively.

    IDENTIFIABLE INTANGIBLES - COVENANTS NOT TO COMPETE: The identifiable intangible asset for covenants not to compete represents the value assigned to such agreements, which are typically entered into with the owners of college bookstores acquired by the Company. This identifiable intangible is amortized on a straight-line basis over the term of the agreement, which range from 3 to 5 years.

    DEBT ISSUE COSTS: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Accumulated amortization of such costs as of March 31, 2005 and 2004 was approximately $1.6 million and $0.1 million, respectively. Debt issue costs related to retired debt were written-off to interest expense in connection with the December 10, 2003 debt refinancing and the March 4, 2004 Transaction and totaled $0.5 million and $6.2 million, respectively.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2005 and 2004, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities, was approximately $350.8 million and $374.4 million as of March 31, 2005 and 2004, respectively, as determined by quoted market values and prevailing interest rates for similar debt issues.

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

                                                     Successor                    Predecessor
                                           ----------------------------  -----------------------------
                                            Year Ended    1 Month Ended  11 Months Ended  Year Ended
                                             March 31,      March 31,     February 29,     March 31,
                                               2005           2004            2004           2003
                                           -------------  -------------  --------------  -------------
Net income (loss), as reported             $ 13,460,024   $ (3,719,287)   $ 16,934,868   $ 22,708,000

Add:  Stock-based compensation
expense included in reported net income,
 net of related income tax effects                    -              -       4,358,364              -

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                      (71,410)             -      (4,455,453)       (92,382)
                                           -------------  -------------  --------------  -------------
Pro forma net income (loss)                $ 13,388,614   $ (3,719,287)   $ 16,837,779   $ 22,615,618
                                           =============  =============  ==============  =============

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

    COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes net income and other comprehensive income (losses). For the eleven months ended February 29, 2004, and the year ended March 31, 2003, other comprehensive income (losses) consisted of the cumulative effect of adoption of SFAS No. 133 and unrealized gains (losses) on interest rate swap agreements, net of taxes.

    RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the fiscal 2005 presentation.

    ACCOUNTING STANDARDS NOT YET ADOPTED: In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, INVENTORY COSTS, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, INVENTORY PRICING to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement becomes effective for the Company in fiscal 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED Compensation and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, thereby eliminating the intrinsic value method of accounting for stock-based compensation currently utilized by the Company. SFAS No. 123 (revised 2004) will become effective for the Company in fiscal 2007, applying to all awards granted or modified after April 1, 2006.

    In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS--AN AMENDMENT OF APB OPINION NO. 29. This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal 2007. The adoption of this statement is not expected to have a significant impact on the Company's consolidated financial statements.

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

    Throughout this Annual Report, we generally refer to all of the above steps and transactions that comprise this entire transaction, collectively, as the "March 4, 2004 Transaction." The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to NBC and the Company as of the date of the transaction. The March 4, 2004 Transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No.141, BUSINESS COMBINATIONS. Accordingly, the Company was revalued at the time of the March 4, 2004 Transaction to fair value to the extent of the majority stockholder's (Weston Presidio's) 96.9% controlling interest in NBC. The remaining 3.1% is accounted for at the continuing stockholders' (current and former members of management) carryover basis in NBC. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of Weston Presidio's 96.9% ownership of outstanding common stock of NBC. Fair value was determined in part using an independent third-party appraisal.

    The following table summarizes the purchase price allocation of the March 4, 2004 Transaction:

Purchase Price:
  Net debt issued in transaction                                            $ 170,000,000

  Contribution of existing equity:
    Weston Presidio                                                            77,826,460
    Current and former members of management                                    1,010,701

  Capital contribution to NBC from NBC Holdings Corp.                          28,164,181

  Purchase of 36,455 NBC shares by Weston Presidio directly from shareholders   8,435,958

  Net cash paid by Company                                                      8,192,816

  Fair value of NBC Holdings Corp. options granted                              7,850,118
                                                                             -------------
    Total Purchase Price                                                                    $ 301,480,234

Net Book Value of Tangible Assets Acquired and Liabilities Assumed                             40,541,582

Allocation of NBC Purchase Accounting Adjustments                                              29,581,068
                                                                                           ---------------
Excess Purchase Price                                                                       $ 371,602,884
                                                                                           ===============
Allocation of Excess Purchase Price:

  Goodwill                                                                                  $ 269,061,875

  Identifiable Intangibles:

    Customer relationships                                                  $ 114,830,000
    Tradename                                                                  31,320,000
    Developed technology                                                       11,449,000     157,599,000
                                                                            --------------

  Property and Equipment                                                                        7,098,009

  Deferred Tax Liability                                                                      (62,156,000)
                                                                                           ---------------
                                                                                            $ 371,602,884
                                                                                           ===============

    The Company incurred $20.8 million in costs associated with the March 4, 2004 Transaction and wrote off $6.2 million of debt issue costs associated with debt retired to interest expense. Of the $20.8 million of costs incurred, $10.3 million was capitalized as debt issue costs, $7.3 million of stock-based compensation and related payroll taxes was recorded in conjunction with 40,668 options to purchase shares of NBC Acquisition Corp. Class A Common Stock which were converted into the right to receive cash payment, and $3.2 million of call premiums paid on the debt retired was recorded as interest expense.


    The following unaudited pro forma financial information was prepared as if the March 4, 2004 Transaction had occurred at the beginning of each of the periods presented:

                              Successor               Predecessor
                         ----------------  ------------------------------------
                                One               Eleven
                            Month Ended        Months Ended       Year Ended
                          March 31, 2004    February 29, 2004   March 31, 2003
                         ----------------  ------------------- ----------------
Revenues, net of returns    $ 13,317,394        $ 385,363,674   $ 370,509,849
Net income (loss)             (3,610,245)          16,790,669      10,668,072

    These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for depreciation and amortization arising from the step-up in basis of assets in the March 4, 2004 Transaction, interest expense on debt issued in connection with the March 4, 2004 Transaction, and the related income tax adjustments. These adjustments were tax effected using the Company's effective tax rates of 39.2%, 39.3%, and 39.5% for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively. The pro forma information is not necessarily indicative of the results that would have occurred had the March 4, 2004 Transaction occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.


D.  RECEIVABLES

    Receivables are summarized as follows:

                                                           March 31,
                                                  -----------------------------
                                                       2005           2004
                                                  -------------- --------------
Trade receivables, less allowance for doubtful
accounts of $510,839 at March 31, 2005 and 2004    $ 15,167,497   $ 15,326,208
Receivables from book publishers for returns          9,765,214      9,164,926
Advances for book buy-backs                           4,576,363      4,068,709
Computer finance agreements, current portion            253,000        655,649
Other                                                 1,191,059      1,197,098
                                                  -------------- --------------
                                                   $ 30,953,133   $ 30,412,590
                                                  ============== ==============

   Trade receivables include the effect of estimated product returns. The amount of estimated product returns at March 31, 2005 and 2004 was approximately $6.6 million and $5.3 million, respectively.

E.  INVENTORIES

    Inventories are summarized as follows:

                                           March 31,
                                 -------------------------------
                                      2005             2004
                                 --------------   --------------
Bookstore Division                $ 40,084,363     $ 35,313,780
Textbook Division                   30,113,141       31,247,606
Complementary Services Division      2,362,458        3,577,836
                                 --------------   --------------
                                  $ 72,559,962     $ 70,139,222
                                 ==============   ==============

    Textbook Division inventories include the effect of estimated product returns. The amount of estimated product returns at March 31, 2005 and 2004 was approximately $3.0 million and $2.4 million, respectively.

    General and administrative costs associated with the storage and handling of inventory totaled approximately $7.6 million and $7.3 million for the years ended March 31, 2005 and 2004, respectively, of which approximately $2.0 million was capitalized into inventory at March 31, 2005 and 2004.

F.  PROPERTY AND EQUIPMENT

    A summary of the cost of property and equipment follows:

                                                           March 31,
                                                 -----------------------------
                                                     2005           2004
                                                 -------------- --------------
Land                                              $  3,565,382   $  3,565,382
Buildings and improvements                          19,323,431     16,262,239
Leasehold improvements                               5,057,273      3,263,007
Furniture and fixtures                               8,703,700      4,684,992
Information systems                                  5,153,788      3,638,204
Automobiles and trucks                                 215,270        178,938
Machinery                                              334,249        298,422
Projects in process                                    407,117      1,185,860
                                                 -------------- --------------
                                                    42,760,210     33,077,044
Less:  Accumulated depreciation & amortization      (5,247,823)      (349,413)
                                                 -------------- --------------
                                                  $ 37,512,387   $ 32,727,631
                                                 ============== ==============


G.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES

    As discussed in detail in Note C, on March 4, 2004 Weston Presidio acquired the controlling interest in NBC through a series of steps which resulted in Weston Presidio owning a substantial majority of NBC's common stock. The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to NBC and the Company as of the date of the transaction. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair values, as described in Note C and as determined in part using an independent third-party appraisal. The allocation of the excess purchase price included establishing identifiable intangibles for customer relationships of $114.8 million and tradename of $31.3 million; adjusting the carrying value of developed technology at March 4, 2004 to a fair value of $11.4 million; and adjusting the carrying value of goodwill at March 4, 2004 to a fair value of $269.1 million, of which $25.3 million is deductible for income tax purposes. The weighted-average amortization period for identifiable intangibles subject to amortization is 18.7 years, including 20 years for customer relationships and 6 years for developed technology.


    During the fiscal year ended March 31, 2005, the Company acquired nine college bookstore locations in seven separate transactions, none of which was material to the Company's consolidated financial statements. In April of 2004, the Company acquired certain assets of a privately owned bookstore serving Eastern Michigan University. Also in April of 2004, the Company acquired certain assets of a privately owned bookstore with two locations serving University of North Florida. In June of 2004, the Company acquired certain assets of an institutional ("contract-managed") bookstore location serving Alma College. In July of 2004, the Company acquired certain assets of a privately owned bookstore serving Mississippi State University. In October of 2004, the Company acquired certain assets of a privately owned bookstore serving Illinois State University
- Normal. A second transaction was made in October of 2004 to acquire certain assets of a privately owned bookstore location serving Morehead State University. A third transaction was made in October of 2004 to acquire certain assets of a privately owned bookstore with two locations serving Florida State University. The total purchase price, net of cash acquired, of such acquisitions was approximately $20.2 million, of which approximately $3.1 million was assigned to covenants not to compete with amortization periods of three to five years, approximately $8.1 million was assigned to tax-deductible goodwill, and approximately $6.2 million was assigned to non tax-deductible goodwill.

    The changes in the carrying amount of goodwill for the year ended March 31, 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004, in total and by reportable segment, are as follows:


                                                    Complementary
                                       Bookstore       Services         Corporate
                                       Division        Division       Administration       Total
                                     -------------- --------------- ----------------- ---------------
Balance, April 1, 2003                $ 13,702,249    $          -    $  16,770,574   $  30,472,823

Additions to goodwill:
  Bookstore acquisitions                    11,373               -                -          11,373

  Acquisition of TheCampusHub.com, Inc.          -       3,604,375                -       3,604,375

                                     -------------- --------------- ---------------- ---------------
Balance, February 29, 2004              13,713,622       3,604,375       16,770,574      34,088,571

Additions to goodwill:
  Purchase accounting
  adjustment - TheCampusHub.com, Inc.            -         100,856                -         100,856

  March 4, 2004 Transaction            (13,713,622)     (3,705,231)     252,291,301     234,872,448

  Bookstore acquisitions                 1,532,260               -                -       1,532,260

                                     -------------- --------------- ---------------- ---------------
Balance, March 31, 2004                  1,532,260               -      269,061,875     270,594,135

Additions to goodwill:

  Bookstore acquisitions                14,304,391               -                -      14,304,391

                                     -------------- --------------- ---------------- ---------------
Balance, March 31, 2005               $ 15,836,651    $          -    $ 269,061,875   $ 284,898,526
                                     ============== =============== ================ ===============

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

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of March 31, 2005 and 2004:

                                                 March 31, 2005
                            ---------------------------------------------------
                                Gross                               Net
                                Carrying        Accumulated        Carrying
                                 Amount         Amortization        Amount
                            ---------------- ----------------- ----------------
 Customer relationships       $ 114,830,000      $ (6,219,580)   $ 108,610,420
 Developed technology            11,473,750        (2,071,333)       9,402,417
 Covenants not to compete         4,084,333          (766,509)       3,317,824
                            ---------------- ----------------- ----------------
                              $ 130,388,083      $ (9,057,422)   $ 121,330,661
                            ================ ================= ================

                                                March 31, 2004
                            ---------------------------------------------------
                                Gross                               Net
                               Carrying        Accumulated        Carrying
                                Amount         Amortization        Amount
                            ---------------- ----------------- ----------------
 Customer relationships       $ 114,830,000      $   (478,060)   $ 114,351,940
 Developed technology            11,473,750          (159,006)      11,314,744
 Covenants not to compete           689,333          (170,385)         518,948
                            ---------------- ----------------- ----------------
                              $ 126,993,083      $   (807,451)   $ 126,185,632
                            ================ ================= ================

    Information regarding aggregate amortization expense for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                     Amortization
                                                         Expense
                                                      --------------

Year ended March 31, 2005 (Successor)                  $ 8,249,971
One month ended March 31, 2004 (Successor)                 648,289
Eleven months ended February 29, 2004 (Predecessor)      1,154,502
Year ended March 31, 2003 (Predecessor)                    635,524

Estimated amortization expense for the
fiscal years ending March 31:
      2006                                             $ 8,523,367
      2007                                               8,509,094
      2008                                               8,221,195
      2009                                               8,214,280
      2010                                               7,847,405


    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

H.  LONG-TERM DEBT

    Details regarding each of the instruments of indebtedness of the Company are provided in the following table:


                                                                                    March 31,
                                                                           ---------------------------
                                                                               2005           2004
                                                                           -------------  ------------
Term Loan due March 4, 2011, principal and interest payments due quarterly, interest accrues at a floating rate based on Eurodollar rate plus an applicable margin percent (4.67% and 3.84% at
March 31, 2005 and 2004, respectively)                                     $178,200,000   $180,000,000

Senior Subordinated Notes, unsecured, principal due on March 15, 2012, interest  payments accrue at a fixed rate of 8.625% and are payable
semi-annually on March 15 and September 15 beginning September 15, 2004     175,000,000    175,000,000

Senior subordinated notes, unsecured, principal due on February 15, 2008, interest payments accrue at a fixed rate of 8.75% and are payable semi-annually on February 15 and August 15, tendered or called for
redemption on March 4, 2004                                                           -     15,410,000

Mortgage note payable with an insurance company assumed
with the acquisition of a bookstore facility, due December 1, 2013,
monthly payments of $6,446 including interest at 10.75%                         435,000        463,880
                                                                           -------------  -------------
                                                                            353,635,000    370,873,880
Less current maturities of long-term debt                                    (1,832,144)   (17,238,881)
                                                                           -------------  -------------
Long-term debt                                                             $351,802,856   $353,634,999
                                                                           =============  =============


    Indebtedness at March 31, 2005 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to the Company through a syndicate of lenders, consisting of an $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes"), and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at March 31, 2005 was approximately $40.8 million. The Revolving Credit Facility was unused at March 31, 2005. Borrowings under the temporary incremental revolving credit facility described below are not subject to the borrowing base restrictions.

    The interest rate on the Senior Credit Facility Term Loan is prime plus an applicable margin of up to 1.5% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.5%. The Revolving Credit Facility interest rate is prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Revolving Credit Facility for the years ended March 31, 2005 and 2004 were approximately $5.7 million and $1.7 million at an average rate of 6.4% and 4.8%, respectively.

    The Senior Credit Facility is collateralized by substantially all of the assets of the Company and NBC. Additionally, NBC has guaranteed the prompt and complete payment and performance of the Company's obligations under the Senior Credit Facility. The Senior Credit Facility also stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently amended on October 20, 2004 and most recently restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. There is no excess cash flow payment due as of March 31, 2005.

    The Senior Credit Facility requires the Company to maintain certain financial ratios and contains a number of other covenants that among other things, restrict the ability to incur additional indebtedness, dispose of assets, make capital expenditures, make loans or advances and pay dividends, except that, among other things, the Company may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by NBC. The Company was compliant with such covenants at March 31, 2005.

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

    Effective October 20, 2004, the Credit Agreement was amended, primarily to provide for a temporary incremental revolving credit facility, to increase the allowable aggregate principal amount of outstanding capital lease obligations to $10.0 million, and to exclude certain acquisitions from the $15.0 million annual acquisition limitation. The incremental revolving credit facility effectively increases amounts available under the Revolving Credit Facility by $10.0 million for the period from October 20, 2004 through June 30, 2005. These changes were made in connection with the October, 2004 acquisitions of bookstore locations in Normal, Illinois and Tallahassee, Florida. The Credit Agreement was also previously amended on August 6, 2004 to reduce the applicable margin, as defined in the Credit Agreement, on the Term Loan by up to .50% depending on the ratings assigned to the Term Loan by Standard & Poor's Ratings Group and Moody's Investors Services.

    At March 31, 2005, the aggregate maturities of long-term debt for the next five years were as follows:

        Fiscal
         Year
      -----------

         2006          $ 1,832,144
         2007            1,835,775
         2008            1,839,816
         2009            1,844,315
         2010            1,849,318


I.  LEASES AND OTHER COMMITMENTS

    In conjunction with two bookstores acquired in June of 2001, one bookstore acquired in March of 2003, and one bookstore acquired in April of 2004, the Company entered into bookstore facility leases that qualified as capital leases. Such leases expire at various dates through fiscal 2014 and contain options to renew for periods of up to ten years. Capitalized leased property included in property and equipment was approximately $2.3 million at March 31, 2005, net of accumulated depreciation.

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

    Future minimum capital lease payments and aggregate minimum lease payments under noncancelable operating leases for the years ending March 31 are as follows:

Year                                      Capital         Operating
----                                       Leases           Leases
                                        -------------  --------------
2006                                    $   531,444    $ 11,860,000
2007                                        567,387      10,802,000
2008                                        570,751       9,230,000
2009                                        575,386       6,530,000
2010                                        588,877       4,622,000
Thereafter                                1,181,245      10,063,000
                                        -------------  --------------
Total minimum lease payments              4,015,090    $ 53,107,000
                                                       ==============
Amount representing interest at 11.0%    (1,247,882)
                                        -------------
Present value of minimum lease payments   2,767,208
Obligations due within one year            (237,955)
                                        -------------
Long-term obligations                   $ 2,529,253
                                        =============

    Total rent expense for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004 and the year ended March 31, 2003 was approximately $15.2 million, $1.0 million, $12.9 million, and $11.5 million, respectively. Percentage rent expense for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004 and the year ended March 31, 2003 was approximately $4.0 million, $0.3 million, $3.5 million, and $3.0 million, respectively.

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

                                                       March 31,
                                                  2005           2004
                                            -------------- ---------------
Total indebtedness outstanding              $ 356,402,208   $ 373,179,464

Term debt subject to Eurodollar
fluctuations                                  178,200,000     180,000,000

Fixed interest rate indebtedness              178,202,208     193,179,464

Variable interest rate, including
applicable margin:
  Term Debt - Term Loan                             4.67%           3.84%

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

    Under hedge accounting, the interest rate swap agreements are reflected at fair value in the Company's consolidated balance sheet and the related gains or losses on these agreements are generally recorded in stockholders' equity, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive loss are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on the Company's consolidated results of operations was that interest expense on the term debt was generally recorded based on fixed interest rates until the interest rate swap agreements expired on July 31, 2003.

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

    Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the year ended March 31, 2005, one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003:

                                                   Successor                     Predecessor
                                          ---------------------------- -------------------------------
                                           Year Ended   1 Month Ended   11 Months Ended    Year Ended
                                            March 31,     March 31,      February 29,      March 31,
                                              2005          2004             2004             2003
                                          ------------  -------------- ---------------- --------------
Increase in fair value of swap agreements
designated as hedges                        $    -        $    -         $ 675,806      $ 582,146

Interest income recorded due to hedge
ineffectiveness                                  -             -             1,030        249,310

    Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest expense from derivative financial instruments", "gain or loss on derivative financial instruments", or as noncash investing and financing activities.

K.  INCOME TAXES

    The provision (benefit) for income taxes consists of:

                       Successor                       Predecessor
           --------------------------------  -------------------------------
              Year Ended     1 Month Ended   11 Months Ended    Year Ended
               March 31,       March 31,       February 29,      March 31,
                2005             2004              2004            2003
           ---------------- ---------------  ---------------- --------------
Current:
  Federal   $   8,211,213   $  (1,151,169)    $    5,320,504   $ 11,615,670
  State         2,084,662        (347,358)         1,677,640      2,100,122
Deferred       (1,133,757)       (901,435)         3,951,025      1,086,460
           --------------- ----------------  ----------------  -------------
            $   9,162,118   $  (2,399,962)    $   10,949,169   $ 14,802,252
           =============== ================  ================  =============

    The following represents a reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the Federal income tax rate to income (loss) before income taxes:

                                                       Successor                  Predecessor
                                             ---------------------------- ----------------------------
                                              Year Ended   1 Month Ended  11 Months Ended  Year Ended
                                               March 31,     March 31,     February 29,    March 31,
                                                 2005           2004           2004           2003
                                             ------------ --------------- ---------------- -----------
Statutory rate                                   35.0%         (35.0)%         35.0%          35.0%
State income tax effect                           4.6           (3.5)           3.8            3.8
Meals and entertainment                           0.6            0.2            0.5            0.3
Change in estimate of income tax liabilities       -              -               -            0.3
Other                                             0.3           (0.9)             -            0.1
                                                 -----         -------         -----          -----
                                                 40.5%         (39.2)%         39.3%          39.5%
                                                 =====         =======         =====          =====

The components of the deferred tax assets (liabilities) consist of the following:

                                                         March 31,
                                                    2005            2004
                                               ------------- --------------
Deferred income tax assets (liabilities),
current:
  Vacation accruals                            $    588,968   $    514,414
  Inventories                                       540,083        138,286
  Allowance for doubtful accounts                   193,914        193,914
  Product returns                                 1,498,065      1,093,492
  Incentive programs                              2,910,764      2,457,369
  NOL carryforward                                        -      1,882,419
  Other                                            (195,612)      (177,879)
                                               ------------- --------------
                                                  5,536,182      6,102,015
                                               ------------- --------------
Deferred income tax assets (liabilities),
 noncurrent:
  Deferred compensation agreements                  119,506        120,442
  Goodwill amortization                          (1,806,429)      (471,752)
  Covenants not to compete                        1,196,228      1,197,689
  Identifiable intangibles                      (56,653,924)   (59,262,150)
  Property and equipment                         (2,042,760)    (2,141,198)
  Other                                             173,000              -
                                               ------------- --------------
                                                (59,014,379)   (60,556,969)
                                               ------------- --------------
                                               $(53,478,197)  $(54,454,954)
                                               ============= ==============
L.  RETIREMENT PLAN

    The Company participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a Company contribution in addition to a limited matching feature. The Company's contributions for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004 and the year ended March 31, 2003 were $1.2 million, $1,417, $1.0 million, and $1.0 million, respectively.

M. DEFERRED COMPENSATION

    The Company has a non-qualified deferred compensation plan for selected employees. This plan allows participants to voluntarily elect to defer portions of their current compensation. The amounts can be distributed upon either death or voluntary/involuntary resignation or termination. Interest is accrued at the prime rate adjusted semi-annually on January 1 and July 1 and is compounded as of March 31. The liability for the deferred compensation is included in other long-term liabilities and approximated $0.3 million as of March 31, 2005 and 2004.

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

    2004 STOCK OPTION PLAN - This plan, established by NBC Holdings Corp. (see Note C), provides for the granting of options to purchase 81,306 shares of NBC Holdings Corp. capital stock to selected employees, officers, and employee directors of NBC and its affiliates. Additional shares may be issued upon changes in the capitalization of NBC and upon approval of a committee designated by NBC's Board of Directors ("the Committee"). All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. This plan provides for the granting of options at the discretion of the Committee. Vesting schedules of options may vary and are determined at the time of grant by the Committee. Subject to certain exceptions, stock options granted under this plan are to be granted at an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2005, there were 18,917 options available for grant under this plan.

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

    No stock-based compensation expense was recognized at the time of grant for the options granted to employees in the year ended March 31, 2005, the eleven months ended February 29, 2004 and the fiscal year ended March 31, 2003, as the exercise price was greater than or equal to the estimated fair value (including a discount for the holder's minority interest position and illiquidity of NBC's common stock) of NBC's common stock on the date of grant.

    A summary of the Company's stock-based compensation activity related to stock options for each of the plans for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003 is as follows:

                                                       Successor                                    Predecessor
                                      ----------------------------------------------  ---------------------------------------------
                                           Year Ended             1 Month Ended         11 Months Ended           Year Ended
                                            March 31,               March 31,              February 29,            March 31,
                                              2005                    2004                    2004                    2003
                                      ----------------------  ----------------------  ---------------------- ----------------------
                                                 Weighted-               Weighted-               Weighted-               Weighted-
                                                  Average                 Average                 Average                 Average
                                                  Exercise                Exercise                Exercise               Exercise
                                       Number      Price       Number      Price       Number      Price       Number      Price
                                      ---------- -----------  ---------- -----------  ---------- ----------- ----------- ----------
1998 PERFORMANCE STOCK
OPTION PLAN:
   Outstanding - beginning of period          -    $      -      34,600    $  70.18      52,896     $ 66.32      40,771    $ 52.47
   Granted                                    -           -           -           -           -           -      13,825     107.39
   Expired/terminated                         -           -     (34,600)     (70.18)          -           -        (825)    (76.80)
   Exercised                                  -           -           -           -           -           -        (875)    (60.12)
   Converted to right to receive cash         -           -           -           -     (18,296)     (59.01)          -          -
                                      ---------- -----------  ---------- -----------  ---------- ----------- ----------- ----------
   Outstanding - end of period                -    $      -           -    $      -      34,600     $ 70.18      52,896    $ 66.32
                                      ========== ===========  ========== ===========  ========== =========== =========== ==========

1998 STOCK OPTION PLAN:
   Outstanding - beginning of period          -    $      -       4,428    $  58.64      29,229     $ 56.38      27,094     $52.47
   Granted                                    -           -           -           -           -           -       2,135     106.00
   Expired/terminated                         -           -      (4,428)     (58.64)     (1,291)     (56.62)          -          -
   Exercised                                  -           -           -           -        (300)     (52.47)          -          -
   Converted to right to receive cash         -           -           -           -     (23,210)     (55.99)          -          -
                                      ---------- -----------  ---------- -----------  ---------- ----------- ----------- ----------
   Outstanding - end of period                -    $      -           -    $      -       4,428     $ 58.64      29,229    $ 56.38
                                      ========== ===========  ========== ===========  ========== =========== =========== ==========

2003 PERFORMANCE STOCK OPTION PLAN:
   Outstanding - beginning of period          -    $      -      10,750    $ 146.00           -     $     -
   Granted                                    -           -           -           -      10,750      146.00
   Expired/terminated                         -           -     (10,750)    (146.00)          -           -
   Exercised                                  -           -           -           -           -           -
                                      ---------- -----------  ---------- -----------  ---------- -----------
   Outstanding - end of period                -    $      -           -    $      -      10,750    $ 146.00
                                      ========== ===========  ========== ===========  ========== ===========

2004 STOCK OPTION PLAN:
   Outstanding - beginning of period     49,778    $  85.53           -    $      -
   Granted                               12,611      160.00      49,778       85.53
   Expired/terminated                         -           -           -           -
   Exercised                                  -           -           -           -
                                      ---------- -----------  ---------- -----------
   Outstanding - end of period           62,389    $ 100.58      49,778    $  85.53
                                      ========== ===========  ========== ===========


                                                     2004 Stock Option Plan
                                                   ---------------------------
                                                                  Weighted-
                                                                   Average
                                                                  Remaining
                                                                 Contractual
                                                     Number      Life (Yrs)
                                                   ------------ --------------
Outstanding - March 31, 2005:
  Exercise price of $52.47                              27,068            8.9
  Exercise price of $106                                11,960            8.9
  Exercise price of $146                                10,750            8.9
  Exercise price of $160                                12,611            9.6
                                                   ------------ --------------
                                                        62,389            9.0
                                                   ============ ==============

Exercisable - March 31, 2005:
  Exercise price of $52.47                              27,068            8.9
  Exercise price of $106                                11,960            8.9
  Exercise price of $146                                10,750            8.9
  Exercise price of $160                                 3,151            9.6
                                                   ------------ --------------
                                                        52,929            8.9
                                                   ============ ==============

Outstanding and exercisable - March 31, 2004:
  Exercise price of $52.47                              27,068            9.9
  Exercise price of $106                                11,960            9.9
  Exercise price of $146                                10,750            9.9
                                                   ------------ --------------
                                                        49,778            9.9
                                                   ============ ==============

                                                      1998 Performance Stock
                                                         Option Plan            1998 Stock Option Plan
                                                   --------------------------- ------------------------
                                                                  Weighted-                 Weighted-
                                                                   Average                   Average
                                                                  Remaining                 Remaining
                                                                 Contractual               Contractual
                                                     Number      Life (Yrs)      Number     Life (Yrs)
                                                   ------------ -------------- ----------- ------------
Outstanding - March 31, 2003:
  Exercise price of $52.47                              39,571            7.4      27,094          6.2
  Exercise price of $106                                12,500            9.3       2,135          9.3
  Exercise price of $129.30                                825            9.8           -            -
                                                   ------------ -------------- ----------- ------------
                                                        52,896            7.9      29,229          6.4
                                                   ============ ============== =========== ============

Exercisable - March 31, 2003:
  Exercise price of $52.47                              27,652            7.1      26,294          6.2
  Exercise price of $106                                 3,127            9.3         534          9.3
  Exercise price of $129.30                                206            9.8           -            -
                                                   ------------ -------------- ----------- ------------
                                                        30,985            7.3      26,828          6.2
                                                   ============ ============== =========== ============

    If the Company accounted for its stock-based compensation using the fair value method prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the weighted-average grant-date fair value per option granted would be as follows:

                                             Successor                   Predecessor
                                   ---------------------------- --------------------------------
                                    Year Ended    1 Month Ended  11 Months Ended     Year Ended
                                     March 31,      March 31,     February 29,       March 31,
                                       2005           2004            2004              2003
                                   ------------ --------------- ------------------ -------------
1998 Performance Stock Option Plan   $    -        $     -          $    -          $ 14.35
1998 Stock Option Plan                    -              -               -            14.51
2003 Performance Stock Option Plan        -              -           15.62                -
2004 Stock Option Plan                18.12         157.70               -                -

    The weighted-average grant-date fair value per option for options granted in fiscal 2004 under the 2004 Stock Option Plan, as determined using a Black-Scholes option pricing model, is significantly higher than the weighted-average grant-date fair value per option for options granted in other periods due to the stock price of NBC's common stock, which is not publicly-traded, and was based upon the value assigned to such options in the March 4, 2004 Transaction. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                Successor                   Predecessor
                        --------------------------  ----------------------------
                         Year Ended  1 Month Ended   11 Months Ended  Year Ended
                         March 31,     March 31,      February 29,    March 31,
                            2005         2004             2004           2003
                        ----------- --------------  ---------------- -----------

Risk-free interest rate     3.05%        3.02%            2.87%          3.68%
Dividend yield                 -            -                -              -
Expected volatility         1.00%        1.00%            1.00%          1.00%
Expected life (years)        4.0          5.0              4.0            4.0


O.  SEGMENT INFORMATION

    The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore Division segment encompasses the operating activities of the Company's 124 college bookstores as of March 31, 2005 located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, deferred income taxes, property and equipment, intangibles, and other assets), net interest expense and taxes (excluding taxes incurred by the Company's wholly-owned subsidiaries, NBC Textbooks LLC and Specialty Books, Inc.) are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division.

        The following table provides selected information about profit or loss (excluding the impact of the Company's interdivisional administrative fee- see Note R, Condensed Consolidating Financial Information, to the Consolidated Financial Statements) and assets on a segment basis for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively:

                                                                                      Complementary
                                                       Bookstore        Textbook        Services
                                                        Division        Division        Division         Total
                                                     --------------- --------------- -------------- ---------------
Year ended March 31, 2005 (Successor):
  External customer revenues                          $ 262,282,432   $ 109,084,564   $ 30,787,344   $ 402,154,340
  Intersegment revenues                                   1,385,319      24,853,911      2,980,096      29,219,326
  Depreciation and amortization expense                   4,115,988       5,813,681      2,746,146      12,675,815
  Earnings before interest, taxes, depreciation,
  and amortization (EBITDA)                              34,607,848      32,181,393      1,805,367      68,594,608
  Total assets                                           86,754,851     155,867,124     26,120,562     268,742,537

One month ended March 31, 2004 (Successor):
  External customer revenues                          $   5,309,747   $   3,883,675   $  4,123,972   $  13,317,394
  Intersegment revenues                                       9,242         600,590        319,806         929,638
  Depreciation and amortization expense                     251,599         476,935        229,803         958,337
  Earnings before interest, taxes, depreciation, and
  amortization (EBITDA)                                  (2,471,525)        (85,994)       251,371      (2,306,148)
  Total assets                                           60,791,084     158,221,680     31,742,840     250,755,604

Eleven months ended February 29, 2004 (Predecessor):
  External customer revenues                          $ 233,170,224   $ 104,533,832   $ 47,659,618   $ 385,363,674
  Intersegment revenues                                   1,158,230      21,212,168      2,094,696      24,465,094
  Depreciation and amortization expense                   2,289,830         577,899      1,343,615       4,211,344
  Earnings before interest, taxes, depreciation, and
  amortization (EBITDA)                                  33,190,998      33,544,806      2,624,520      69,360,324

Year ended March 31, 2003 (Predecessor):
  External customer revenues                          $ 216,026,871   $ 111,365,802   $ 43,117,176   $ 370,509,849
  Intersegment revenues                                     916,262      21,440,901        887,680      23,244,843
  Depreciation and amortization expense                   2,622,418         455,772        646,287       3,724,477
  Earnings before interest, taxes, depreciation, and
  amortization (EBITDA)                                  26,992,497      33,915,223      2,041,093      62,948,813
  Total assets                                           64,591,853      47,690,963     13,911,857     126,194,673


    The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively:

                                                            Successor                       Predecessor
                                               --------------------------------  ----------------------------------
                                                  Year Ended      1 Month Ended   11 Months Ended     Year Ended
                                                  March 31,        March 31,      February 29,         March 31,
                                                     2005            2004             2004               2003
                                               ----------------  --------------  ---------------   ----------------
Revenues:
  Total for reportable segments                  $431,373,666    $ 14,247,032    $ 409,828,768      $ 393,754,692
  Elimination of intersegment revenues            (29,219,326)       (929,638)     (24,465,094)       (23,244,843)
                                               ---------------  --------------  ---------------   ----------------
    Consolidated total                           $402,154,340    $ 13,317,394    $ 385,363,674      $ 370,509,849
                                               ===============  ==============  ===============   ================

Depreciation and Amortization Expense:
  Total for reportable segments                  $ 12,675,815    $    958,337    $   4,211,344      $   3,724,477
  Corporate administration                            490,528          40,164          347,082            388,397
                                               ---------------  --------------  ---------------   ----------------
    Consolidated total                           $ 13,166,343    $    998,501    $   4,558,426      $   4,112,874
                                               ===============  ==============  ===============   ================

Income (Loss) Before Income Taxes:
  Total EBITDA for reportable segments           $ 68,594,608    $ (2,306,148)   $  69,360,324      $  62,948,813
  Corporate administrative costs                   (7,591,429)       (685,336)     (14,874,542)        (7,318,023)
                                               ---------------  --------------  ---------------   ----------------
                                                   61,003,179      (2,991,484)      54,485,782         55,630,790
  Depreciation and amortization                   (13,166,343)       (998,501)      (4,558,426)        (4,112,874)

                                               ---------------  --------------  ---------------   ----------------
    Consolidated income (loss) from operations     47,836,836      (3,989,985)      49,927,356         51,517,916
  Interest and other expense, net                 (25,214,694)     (2,129,264)     (22,043,319)       (14,007,664)
                                               ---------------  --------------  ---------------   ----------------
    Consolidated income (loss) before
    income taxes                                 $ 22,622,142    $ (6,119,249)   $  27,884,037      $  37,510,252
                                               ===============  ==============  ===============   ================


                                                                Year Ended March 31,
                                                    2005             2004            2003
                                               ---------------  --------------  ---------------
Total Assets:
  Total for reportable segments                  $268,742,537    $250,755,604    $126,194,673
  Assets not allocated to segments:
    Cash and cash equivalents                      25,529,299      28,468,747      34,276,049
    Restricted cash                                         -      27,065,000               -
    Receivables                                    10,133,799       9,497,966      11,518,223
    Recoverable income taxes                                -       5,351,480               -
    Deferred income taxes                           1,013,182       2,796,015         848,932
    Prepaid expenses and other assets                 585,409         868,401         798,527
    Property and equipment, net                    11,394,329      10,669,788       8,481,846
    Goodwill                                      269,061,875     269,061,875      16,770,574
    Debt issue costs, net                           8,968,851      10,001,172       4,142,416
    Identifiable intangibles, net                  31,320,000      31,320,000               -
    Other assets                                      490,001         408,742       2,454,123
                                               ---------------  --------------  --------------
      Consolidated total                         $627,239,282    $646,264,790    $205,485,363
                                               ===============  ==============  ==============

       EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As the Company is highly-leveraged and as the Company's equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring its liquidity and provides additional information for determining its ability to meet debt service requirements. The Senior Subordinated Notes and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing the Company's financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

        The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash
    Flows:

                                                          Successor                      Predecessor
                                              ------------------------------- -------------------------------
                                                Year Ended     1 Month Ended  11 Months Ended    Year Ended
                                                March 31,        March 31,     February 29,      March 31,
                                                  2005             2004           2004             2003
                                              -------------- ---------------- ---------------- --------------
EBITDA                                         $ 61,003,179     $ (2,991,484)    $ 54,485,782   $ 55,630,790

Adjustments to reconcile EBITDA to net
 cash flows from operating activities:

   Interest income                                  638,935           97,587          307,680        360,448
   Provision for losses on receivables              315,958          218,205           66,393        451,578
   Cash paid for interest                       (25,796,444)      (4,173,547)     (11,955,528)   (13,549,099)
   Cash paid for income taxes                    (4,946,343)          (9,991)      (6,466,526)   (14,533,352)
   Loss on disposal of assets                        68,065           13,582          408,095         35,428
   Changes in operating assets and liabilities,
   net of effect of acquisitions/disposals (1)  (14,601,160)        (918,756)      10,066,803      8,935,820
                                              -------------- ---------------- ---------------- --------------
Net Cash Flows from Operating Activities       $ 16,682,190     $ (7,764,404)    $ 46,912,699   $ 37,331,613
                                              ============== ================ ================ ==============
Net Cash Flows from Investing Activities       $   (747,555)    $(29,656,297)    $ (6,451,658)  $ (5,327,072)
                                              ============== ================ ================ ==============
Net Cash Flows from Financing Activities       $(17,986,473)    $ (8,965,404)    $   (204,137)  $ (4,018,436)
                                              ============== ================ ===============================

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

P.  RELATED PARTY TRANSACTIONS

    In fiscal 2001, the Company entered into several agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) with a newly created entity, TheCampusHub.com, Inc., which was partially owned by NBC's then-majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by the Company. The management services agreement reimbursed the Company for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the eleven months ended February 29, 2004 and year ended March 31, 2003, revenues attributable to the management services agreement totaled $0.1 million and $0.3 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million and $0.6 million, respectively. Such agreements terminated effective July 1, 2003.

    On July 1, 2003, the Company acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. CampusHub is no longer separately incorporated and is instead accounted for as a division within the Company's Complementary Services Division segment. Each share of TheCampusHub.com, Inc. common stock issued and outstanding was converted into shares of NBC Acquisition Corp. Class A Common Stock, resulting in the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock. TheCampusHub.com, Inc. had 1,300,099 shares of issued and outstanding common stock at the time of acquisition, of which 650,000 shares were owned by NBC's then-majority owner, 650,000 shares were owned by an unrelated third party, and 99 shares were owned by three of the Company's employees. This business combination was accounted for by the Company in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill.

    In accordance with the Company's debt covenants, in fiscal 2005, the Company declared and paid $0.1 million in dividends to NBC for costs associated with the March 4, 2004 Transaction. In fiscal 2004, the Company declared and paid $8.2 million in dividends to NBC for interest due and payable on the senior discount debentures; declared and paid $32.8 million in dividends to NBC for the purchase of treasury stock associated with the December 10, 2003 debt refinancing; and declared and paid dividends to NBC totaling $184.3 million related to the March 4, 2004 Transaction.

Q.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

    On February 7, 2005, the Chief Accountant of the U.S. Securities and Exchange Commission ("SEC") released a letter expressing the SEC's views on certain lease accounting matters. Upon reviewing the matters discussed and clarified in this letter, the Company identified areas where its historical accounting practices differed from GAAP. The Company has restated the historical financial statements incorporated herein to correct these errors.

    Specifically, the Company has reviewed its leasehold improvements to ensure amortization is recorded over the initial non-cancelable lease term, unless renewal is considered reasonably assured at the inception of the lease. The cumulative effect of the resulting accounting corrections was a reduction to retained earnings of $1.6 million in fiscal 2003 and incremental decreases to retained earnings and net earnings of $4,038, $0.3 million, and $0.3 million for the one month ending March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively.

    This accounting correction also affected the purchase price allocation for the March 4, 2004 Transaction and an additional $1.9 million was recorded as goodwill.

    The Company has also restated its consolidated statement of cash flows for the one month ended March 31, 2004 to reclassify the activity related to the restricted cash held in escrow at March 31, 2004 to fund the April 3, 2004 redemption of untendered principal balances and related accrued interest and call premiums thereon on the $110.0 million senior subordinated notes and NBC's $76.0 million senior discount debentures from financing activities to investing activities.

    The restated amounts and line items impacted by these restatements are provided below.

                                                        Consolidated Balance Sheet
                                             ---------------------------------------------
                                              As Previously
                                                 Reported     Adjustments    As Restated
                                             --------------- -------------  --------------
March 31, 2004
    Property and equipment,                    $ 36,133,256  $ (3,405,625)   $ 32,727,631
       net of depreciation and amortization
    Goodwill                                    268,646,931     1,947,204     270,594,135
    Deferred income taxes - liability            61,849,744    (1,292,775)     60,556,969
    Retained earnings                             8,028,677      (165,646)      7,863,031

                                        Consolidated Statements of Operations
                                      ------------------------------------------
                                      As Previously
                                        Reported      Adjustments   As Restated
                                      -------------  ------------- -------------
One Month Ended March 31, 2004
    Depreciation expense               $   342,992     $   6,509    $   349,501
    Income tax benefit                  (2,397,491)       (2,471)    (2,399,962)
    Net loss                            (3,715,249)       (4,038)    (3,719,287)

Eleven Months Ended February 29, 2004
    Depreciation expense               $ 2,977,309     $ 418,797    $ 3,396,106
    Income tax expense                  11,108,144      (158,975)    10,949,169
    Net income                          17,194,690      (259,822)    16,934,868

Year Ended March 31, 2003
    Depreciation expense               $ 2,987,947     $ 480,874    $ 3,468,821
    Income tax expense                  14,984,792      (182,540)    14,802,252
    Net income                          23,006,334      (298,334)    22,708,000


                                                  Consolidated Statement of Cash Flows
                                             ---------------------------------------------
                                              As Previously
                                                Reported       Adjustments    As Restated
                                             --------------- --------------  -------------
One Month Ended March 31, 2004
    Net cash flows from investing activities   $ (2,591,297) $ (27,065,000) $ (29,656,297)
    Net cash flows from financing activities    (36,030,404)    27,065,000     (8,965,404)


R.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    Effective July 1, 2002, the Company's distance learning division was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. Effective January 1, 2005, the Company's textbook division was separately incorporated under the laws of the State of Delaware as NBC Textbooks LLC, a wholly-owned subsidiary of the Company. In connection with their incorporation, Specialty Books, Inc. and NBC Textbooks LLC have unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of the Company's obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes. Specialty Books, Inc. and NBC Textbooks LLC are also a party to the Guarantee and Collateral Agreement related to the Senior Credit Facility. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (Nebraska Book Company, Inc.), subsidiary guarantors (Specialty Books, Inc. and NBC Textbooks LLC), consolidating eliminations, and consolidated totals. Activity in the distance learning division and textbook division prior to incorporation on July 1, 2002 and January 1, 2005, respectively, have been separately "carved out" and presented in the subsidiary guarantor column. Beginning January 1, 2005, an administrative fee is now assessed to the Company's operating divisions, including Specialty Books, Inc. and NBC Textbooks LLC, for administrative costs incurred on behalf of the operating divisions by the corporate administrative divisions. There were no such fee assessments between April 1, 2002 and December 31, 2004. The following condensed consolidating financial information has been restated to reflect the effects of the restatements described in Note Q.

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2005 (SUCCESSOR)
------------------------------------------------------------------------------------------------------

                                            Nebraska
                                              Book         Subsidiary                    Consolidated
                                          Company, Inc.    Guarantors     Eliminations      Totals
                                          --------------  --------------  -------------  -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                $ 28,762,182   $   2,462,161  $           -   $ 31,224,343
  Receivables                                65,549,416      14,990,509    (49,586,792)    30,953,133
  Inventories                                40,679,066      31,880,896              -     72,559,962
  Deferred income taxes                       1,013,182       4,523,000              -      5,536,182
  Prepaid expenses and other assets             585,409           1,572              -        586,981
                                          --------------  -------------- --------------  -------------
    Total current assets                    136,589,255      53,858,138    (49,586,792)   140,860,601

PROPERTY AND EQUIPMENT, net                  32,822,702       4,689,685              -     37,512,387

GOODWILL                                    284,898,526               -              -    284,898,526

IDENTIFIABLE INTANGIBLES, NET                49,905,694     102,744,967              -    152,650,661

OTHER ASSETS                                 74,928,225          21,077    (63,632,195)    11,317,107
                                          --------------  -------------- --------------  -------------

                                          $ 579,144,402   $ 161,313,867  $(113,218,987)  $627,239,282
                                          ==============  ============== ==============  =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $ 15,724,221   $  49,586,792  $ (49,586,792)  $ 15,724,221
  Accrued employee compensation
  and benefits                                7,091,507         843,310              -      7,934,817
  Accrued interest                              628,906               -              -        628,906
  Accrued incentives                             93,320       7,667,976              -      7,761,296
  Accrued expenses                            1,114,430          31,958              -      1,146,388
  Income taxes payable                          544,578               -              -        544,578
  Deferred revenue                            1,042,660               -              -      1,042,660
  Current maturities of long-term debt        1,832,144               -              -      1,832,144
  Current maturities of capital
  lease obligations                             237,955               -              -        237,955
                                          --------------  -------------- --------------  -------------
    Total current liabilities                28,309,721      58,130,036    (49,586,792)    36,852,965

LONG-TERM DEBT, net of
current maturities                          351,802,856               -              -    351,802,856

CAPITAL LEASE OBLIGATIONS,
net of current maturities                     2,529,253               -              -      2,529,253

OTHER LONG-TERM LIABILITIES                   1,316,835               -              -      1,316,835

DEFERRED INCOME TAXES                        19,462,743      39,551,636              -     59,014,379

DUE TO PARENT                                16,574,575               -              -     16,574,575

COMMITMENTS

STOCKHOLDER'S EQUITY                        159,148,419      63,632,195    (63,632,195)   159,148,419
                                          --------------  -------------- --------------  -------------
                                          $ 579,144,402   $ 161,313,867  $(113,218,987)  $627,239,282
                                          ==============  ============== ==============  =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2004 (SUCCESSOR)
---------------------------------------------------------------------------------------------------------------

                                                  Nebraska
                                                    Book         Subsidiary                       Consolidated
                                                 Company, Inc.   Guarantors       Eliminations       Totals
                                                -------------- ---------------   ---------------  -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $ 30,860,387    $   2,415,794    $            -   $ 33,276,181
  Restricted cash                                 27,065,000                -                 -     27,065,000
  Receivables                                     83,709,670       14,308,616       (67,605,696)    30,412,590
  Inventories                                     35,894,886       34,244,336                 -     70,139,222
  Recoverable income taxes                         5,351,480                -                 -      5,351,480
  Deferred income taxes                            2,796,015        3,306,000                 -      6,102,015
  Prepaid expenses and other assets                  868,401            4,766                 -        873,167
                                                -------------   --------------   ---------------  -------------
    Total current assets                         186,545,839       54,279,512       (67,605,696)   173,219,655

PROPERTY AND EQUIPMENT, net                       29,668,052        3,059,579                 -     32,727,631

GOODWILL                                         270,594,135                -                 -    270,594,135

IDENTIFIABLE INTANGIBLES, NET                     49,329,213      108,176,419                 -    157,505,632

OTHER ASSETS                                      60,562,398           21,077       (48,365,738)    12,217,737
                                                -------------   --------------   ---------------  -------------
                                                $596,699,637    $ 165,536,587    $ (115,971,434)  $646,264,790
                                                =============   ==============   ===============  =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $ 29,300,768    $  67,605,696    $  (67,605,696)  $ 29,300,768
  Accrued employee compensation and benefits       8,026,056        1,092,674                 -      9,118,730
  Accrued interest                                 2,041,957                -                 -      2,041,957
  Accrued incentives                                 115,779        6,866,525                 -      6,982,304
  Accrued expenses                                 1,175,346           36,102                 -      1,211,448
  Deferred revenue                                   898,658                -                 -        898,658
  Current maturities of long-term debt            17,238,881                -                 -     17,238,881
  Current maturities of capital
  lease obligations                                  167,433                -                 -        167,433
                                                -------------   --------------   ---------------  -------------
    Total current liabilities                     58,964,878       75,600,997       (67,605,696)    66,960,179

LONG-TERM DEBT, net of current maturities        353,634,999                -                 -    353,634,999

CAPITAL LEASE OBLIGATIONS,
net of current maturities                          2,138,151                -                 -      2,138,151

OTHER LONG-TERM LIABILITIES                          317,287                -                 -        317,287

DEFERRED INCOME TAXES                             18,987,117       41,569,852                 -     60,556,969

DUE TO PARENT                                     16,836,358                -                 -     16,836,358

COMMITMENTS

STOCKHOLDER'S EQUITY                             145,820,847       48,365,738       (48,365,738)   145,820,847
                                                -------------   --------------   ---------------  -------------

                                                $596,699,637    $ 165,536,587    $ (115,971,434)  $646,264,790
                                                =============   ==============   ===============  =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2005 (SUCCESSOR)
--------------------------------------------------------------------------------------------------

                                         Nebraska
                                           Book        Subsidiary                    Consolidated
                                       Company, Inc.   Guarantors     Eliminations     Totals
                                       ------------- --------------   -------------  -------------
REVENUES, net of returns               $273,459,283   $153,548,968    $(24,853,911)  $402,154,340

COSTS OF SALES                          171,662,429     95,786,052     (26,810,348)   240,638,133
                                       -------------  -------------   ------------- --------------
  Gross profit                          101,796,854     57,762,916       1,956,437    161,516,207

OPERATING EXPENSES (INCOME):
  Selling, general and administrative    73,377,545     25,179,046       1,956,437    100,513,028
  Depreciation                            4,362,114        545,729               -      4,907,843
  Amortization                            2,827,048      5,431,452               -      8,258,500
  Intercompany administrative fee          (969,900)       969,900               -              -
  Equity in earnings of subsidiary      (15,266,457)             -      15,266,457              -
                                       -------------  -------------   ------------- --------------
                                         64,330,350     32,126,127      17,222,894    113,679,371
                                       -------------  -------------   ------------- --------------
INCOME FROM OPERATIONS                   37,466,504     25,636,789     (15,266,457)    47,836,836
                                       -------------  -------------   ------------- --------------

OTHER EXPENSES (INCOME):
  Interest expense                       25,853,629              -               -     25,853,629
  Interest income                          (638,935)             -               -       (638,935)
                                       -------------  -------------   ------------- --------------
                                         25,214,694              -               -     25,214,694
                                       -------------  -------------   ------------- --------------

INCOME BEFORE INCOME TAXES               12,251,810     25,636,789     (15,266,457)    22,622,142

INCOME TAX EXPENSE (BENEFIT)             (1,208,214)    10,370,332               -      9,162,118
                                       -------------  -------------   ------------- --------------
NET INCOME                             $ 13,460,024   $ 15,266,457    $(15,266,457) $  13,460,024
                                       =============  =============   ============= ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE ONE MONTH ENDED MARCH 31, 2004 (SUCCESSOR)
-------------------------------------------------------------------------------------------------------

                                           Nebraska
                                             Book        Subsidiary                       Consolidated
                                          Company, Inc.  Guarantors     Eliminations         Totals
                                         -------------- -------------   -------------     -------------
REVENUES, net of returns                  $ 6,480,661    $ 7,437,323      $ (600,590)     $ 13,317,394

COSTS OF SALES                              3,749,278      4,812,278        (792,940)        7,768,616
                                         -------------   ------------   -------------     -------------

    Gross profit                            2,731,383      2,625,045         192,350         5,548,778

OPERATING EXPENSES (INCOME):
  Selling, general and administrative       5,822,395      2,525,517         192,350         8,540,262
  Depreciation                                310,911         38,590               -           349,501
  Amortization                                196,419        452,581               -           649,000
  Equity in earnings of subsidiary            242,170              -        (242,170)                -
                                         -------------   ------------   -------------     -------------
                                            6,571,895      3,016,688         (49,820)        9,538,763
                                         -------------   ------------   -------------     -------------
LOSS FROM OPERATIONS                       (3,840,512)      (391,643)        242,170        (3,989,985)
                                         -------------   ------------   -------------     -------------

OTHER EXPENSES (INCOME):
  Interest expense                          2,226,851              -               -         2,226,851
  Interest income                             (97,587)             -               -           (97,587)
                                         -------------   ------------   -------------     -------------
                                            2,129,264              -               -         2,129,264
                                         -------------   ------------   -------------     -------------

LOSS BEFORE INCOME TAXES                   (5,969,776)      (391,643)        242,170        (6,119,249)

INCOME TAX BENEFIT                         (2,250,489)      (149,473)              -        (2,399,962)
                                         -------------   ------------   -------------     -------------
NET LOSS                                  $(3,719,287)   $  (242,170)     $  242,170      $ (3,719,287)
                                         =============   ============   =============     =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE ELEVEN MONTHS ENDED FEBRUARY 29, 2004 (PREDECESSOR)
---------------------------------------------------------------------------------------------------

                                         Nebraska
                                            Book        Subsidiary                    Consolidated
                                        Company, Inc.   Guarantors    Eliminations       Totals
                                       -------------- --------------  -------------   -------------
REVENUES, net of returns              $245,003,238     $161,572,604   $(21,212,168)   $385,363,674

COSTS OF SALES                         154,151,862      100,350,899    (22,628,653)    231,874,108
                                      -------------    -------------  -------------   -------------
  Gross profit                          90,851,376       61,221,705      1,416,485     153,489,566

OPERATING EXPENSES (INCOME):
  Selling, general and administrative   62,626,597       27,696,762      1,416,485      91,739,844
  Depreciation                           2,734,371          661,735              -       3,396,106
  Amortization                           1,162,320                -              -       1,162,320
  Stock-based compensation               7,263,940                -              -       7,263,940
  Equity in loss of subsidiary         (19,614,545)               -     19,614,545               -
                                      -------------    -------------  -------------   -------------
                                        54,172,683       28,358,497     21,031,030     103,562,210
                                      -------------    -------------  -------------   -------------
INCOME FROM OPERATIONS                  36,678,693       32,863,208    (19,614,545)     49,927,356
                                      -------------    -------------  -------------   -------------

OTHER EXPENSES (INCOME):
  Interest expense                      22,408,295                -              -      22,408,295
  Interest income                         (307,680)               -              -        (307,680)
  Gain on derivative
  financial instruments                    (57,296)               -              -         (57,296)
                                      -------------    -------------  -------------   -------------
                                        22,043,319                -              -      22,043,319
                                      -------------    -------------  -------------   -------------

INCOME BEFORE INCOME TAXES              14,635,374       32,863,208    (19,614,545)     27,884,037

INCOME TAX EXPENSE (BENEFIT)            (2,299,494)      13,248,663              -      10,949,169
                                      -------------    -------------  -------------   -------------
NET INCOME                            $ 16,934,868     $ 19,614,545   $(19,614,545)   $ 16,934,868
                                      =============    =============  =============   =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2003 (PREDECESSOR)
----------------------------------------------------------------------------------------------------

                                          Nebraska
                                             Book       Subsidiary                     Consolidated
                                        Company, Inc.   Guarantors     Eliminations       Totals
                                       -------------- --------------   -------------- --------------
REVENUES, net of returns               $222,880,887    $169,069,863    $ (21,440,901)  $370,509,849

COSTS OF SALES                          143,256,834     104,094,188      (22,862,821)   224,488,201
                                       -------------   -------------   -------------- --------------
  Gross profit                           79,624,053      64,975,675        1,421,920    146,021,648

OPERATING EXPENSES (INCOME):
  Selling, general and administrative    59,752,530      29,216,408        1,421,920     90,390,858
  Depreciation                            2,898,134         570,687                -      3,468,821
  Amortization                              644,053               -                -        644,053
  Equity in earnings of subsidiary      (21,006,879)              -       21,006,879              -
                                       -------------   -------------   -------------- --------------
                                         42,287,838      29,787,095       22,428,799     94,503,732
                                       -------------   -------------   -------------- --------------
INCOME FROM OPERATIONS                   37,336,215      35,188,580      (21,006,879)    51,517,916
                                       -------------   -------------   -------------- --------------

OTHER EXPENSES (INCOME):
  Interest expense                       14,212,281               -                -     14,212,281
  Interest income                          (360,448)              -                -       (360,448)
  Loss on derivative
  financial instruments                     155,831               -                -        155,831
                                       -------------   -------------   -------------- --------------
                                         14,007,664               -                -     14,007,664
                                       -------------   -------------   -------------- --------------

INCOME BEFORE INCOME TAXES               23,328,551      35,188,580      (21,006,879)    37,510,252

INCOME TAX EXPENSE                          620,551      14,181,701                -     14,802,252
                                       -------------   -------------   -------------- --------------
NET INCOME                             $ 22,708,000    $ 21,006,879    $ (21,006,879)  $ 22,708,000
                                       =============   =============   ============== ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2005 (SUCCESSOR)
--------------------------------------------------------------------------------------------------------------


                                                     Nebraska
                                                        Book       Subsidiary                    Consolidated
                                                    Company, Inc.  Guarantors      Eliminations     Totals
                                                    ------------- -------------   -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES                $14,436,611    $ 2,245,579      $       -    $ 16,682,190

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (5,463,733)    (2,201,942)             -      (7,665,675)
  Acquisitions, net of cash acquired                (20,160,079)             -              -     (20,160,079)
  Decrease in restricted cash                        27,065,000              -              -      27,065,000
  Proceeds from sale of property and
  equipment and other                                    10,469          2,730              -          13,199
                                                     ------------   ------------   ------------   -------------
      Net cash flows from investing activities        1,451,657     (2,199,212)             -        (747,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                           (437,915)             -              -        (437,915)
  Principal payments on long-term debt              (17,238,880)             -              -     (17,238,880)
  Principal payments on capital
  lease obligations                                    (182,094)             -              -        (182,094)
  Dividends paid to parent                             (132,466)             -              -        (132,466)
  Capital contributions                                   4,882              -              -           4,882
                                                     ------------   ------------   ------------   -------------
      Net cash flows from financing activities      (17,986,473)             -              -     (17,986,473)
                                                    ------------   ------------   ------------   -------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                 (2,098,205)        46,367              -      (2,051,838)

CASH AND CASH EQUIVALENTS, Beginning of period       30,860,387      2,415,794              -      33,276,181
                                                    ------------   ------------   ------------   -------------
CASH AND CASH EQUIVALENTS, End of period            $28,762,182    $ 2,462,161      $       -    $ 31,224,343
                                                    ============   ============   ============   =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE ONE MONTH ENDED MARCH 31, 2004 (SUCCESSOR)
-----------------------------------------------------------------------------------------------------------------

                                                       Nebraska
                                                         Book        Subsidiary                   Consolidated
                                                      Company, Inc.  Guarantors     Eliminations     Totals
                                                      ------------- -------------  ------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                 $ (7,969,959)   $   205,555      $      -    $ (7,764,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (697,825)       (22,019)            -        (719,844)
  Acquisitions, net of cash acquired                   (1,848,798)             -             -      (1,848,798)
  Increase in restricted cash                         (27,065,000)             -             -     (27,065,000)
  Proceeds from sale of property and
  equipment and other                                       2,095              -             -           2,095
  Software development costs                              (24,750)             -             -         (24,750)
                                                     -------------   ------------  ------------   -------------
      Net cash flows from investing activities        (29,634,278)       (22,019)            -     (29,656,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt            355,000,000              -             -     355,000,000
  Payment of financing costs                          (10,118,865)             -             -     (10,118,865)
  Principal payments on long-term debt               (169,592,270)             -             -    (169,592,270)
  Principal payments on capital lease obligations         (10,395)             -             -         (10,395)
  Dividends paid to parent                           (184,294,345)             -             -    (184,294,345)
  Capital contributions                                    50,471              -             -          50,471

                                                     -------------   ------------  ------------   -------------
      Net cash flows from financing activities         (8,965,404)             -             -      (8,965,404)
                                                     -------------   ------------  ------------   -------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                  (46,569,641)       183,536             -     (46,386,105)

CASH AND CASH EQUIVALENTS, Beginning of period         77,430,028      2,232,258             -      79,662,286
                                                     -------------   ------------  ------------   -------------
CASH AND CASH EQUIVALENTS, End of period             $ 30,860,387    $ 2,415,794      $      -    $ 33,276,181
                                                     =============   ============  ============   =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE ELEVEN MONTHS ENDED FEBRUARY 29, 2004 (PREDECESSOR)
------------------------------------------------------------------------------------------------------------


                                                      Nebraska
                                                         Book      Subsidiary                   Consolidated
                                                    Company, Inc.  Guarantors     Eliminations     Totals
                                                   -------------- -------------  -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES               $46,679,034    $   233,665       $     -    $ 46,912,699

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment               (3,276,264)      (688,398)            -      (3,964,662)
  Acquisitions, net of cash acquired                (2,355,486)             -             -      (2,355,486)
  Proceeds from sale of property and
  equipment and other                                    8,297          1,379             -           9,676
  Software development costs                          (141,186)             -             -        (141,186)
                                                   ------------   ------------   -----------   -------------
       Net cash flows from investing activities     (5,764,639)      (687,019)            -      (6,451,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt          75,000,000              -             -      75,000,000
  Payment of financing costs                        (3,830,335)             -             -      (3,830,335)
  Principal payments on long-term debt             (30,470,840)             -             -     (30,470,840)
  Principal payments on capital lease obligations     (122,287)             -             -        (122,287)
  Dividends paid to parent                         (41,004,504)             -             -     (41,004,504)
  Capital contributions                                223,829              -             -         223,829

                                                   ------------   ------------   -----------   -------------
      Net cash flows from financing activities        (204,137)             -             -        (204,137)
                                                   ------------   ------------   -----------   -------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                40,710,258       (453,354)            -      40,256,904

CASH AND CASH EQUIVALENTS, Beginning of period      36,719,770      2,685,612             -      39,405,382
                                                   ------------   ------------   -----------   -------------
CASH AND CASH EQUIVALENTS, End of period           $77,430,028    $ 2,232,258       $     -    $ 79,662,286
                                                   ============   ============   ===========   =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2003 (PREDECESSOR)
--------------------------------------------------------------------------------------------------------------


                                                     Nebraska
                                                        Book       Subsidiary                     Consolidated
                                                    Company, Inc.  Guarantors     Eliminations      Totals
                                                   -------------- -------------  -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                $34,621,386    $ 2,710,227        $    -     $ 37,331,613

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (1,895,691)    (1,812,042)            -       (3,707,733)
  Acquisitions, net of cash acquired                 (1,389,338)             -             -       (1,389,338)
  Proceeds from sale of property and
  equipment and other                                    10,182          9,461             -           19,643
  Software development costs                           (249,644)             -             -         (249,644)
                                                    ------------   ------------   -----------   --------------
       Net cash flows from investing activities      (3,524,491)    (1,802,581)            -       (5,327,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                            (32,446)             -             -          (32,446)
  Principal payments on long-term debt               (4,476,155)             -             -       (4,476,155)
  Principal payments on capital lease obligations      (114,524)             -             -         (114,524)
  Capital contributions                                 604,689              -             -          604,689
                                                    ------------   ------------   -----------   --------------
      Net cash flows from financing activities       (4,018,436)             -             -       (4,018,436)
                                                    ------------   ------------   -----------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS            27,078,459        907,646             -       27,986,105

CASH AND CASH EQUIVALENTS, Beginning of year          9,641,311      1,777,966             -       11,419,277
                                                    ------------   ------------   -----------   --------------
CASH AND CASH EQUIVALENTS, End of year              $36,719,770    $ 2,685,612        $    -     $ 39,405,382
                                                    ============   ============   ===========   ==============

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

    Not applicable.

                        ITEM 9A. CONTROLS AND PROCEDURES.

    (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. This evaluation, which included the effects of the restatements noted in Note Q to the Consolidated Financial Statements for the fiscal year ended March 31, 2005, was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective, solely because of the material weakness described below.

    Subsequent to the issuance of our Form 10-K for the periods ended March 31, 2004, we determined that the Company's Consolidated Statement of Cash Flows for the period ended March 31, 2004 should be restated to reclassify $27,065,000 from "net cash flows from financing activities" to "net cash flows from investing activities," and accordingly, we restated our Consolidated Statement of Cash Flows for the period ended March 31, 2004. This restatement was the result of a material weakness in internal control over financial reporting as the control over the proper classification in the Consolidated Statement of Cash Flows of the cash transferred to restricted cash did not operate effectively.

     (B) CHANGES IN INTERNAL CONTROLS. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company's management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to the preparation of the Consolidated Statement of Cash Flows. Once this review and evaluation is complete, the Company intends to implement any changes required to remediate any identified deficiencies.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The members of our Board of Directors and executive officers and their ages are as follows:

         Name           Age       Position
         ----           ---       --------
   Michael F. Cronin    51   Director
   Mark L. Bono         45   Director
   R. Sean Honey        34   Director
   Mark W. Oppegard     55   Chief Executive Officer, President and Director
   Barry S. Major       48   Chief Operating Officer and Director
   Alan G. Siemek       44   Chief Financial Officer, Senior Vice President of
                             Finance and Administration, Treasurer, and
                             Assistant Secretary
   William H. Allen     62   Senior Vice President of Textbook Division
   Robert A. Rupe       57   Senior Vice President of Bookstore Division
   Michael J. Kelly     47   Senior Vice President of Distance
                             Learning/Marketing Services and Other Complementary
                             Services
   Larry R. Rempe       57   Vice President of Information Systems
   John A. Callahan     56   Vice President of Contract Management
   Kenneth F. Jirovsky  61   Vice President of Development
   Cynthia L. Morris    48   Vice President of Administration and Secretary


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

    R. SEAN HONEY was named a Director of ours and NBC upon the consummation of the March 4, 2004 Transaction. Mr. Honey joined Weston Presidio in 1999 and is a member of the general partners of the Weston Funds. Prior to 1999, Mr. Honey served in various positions at J.P. Morgan in both Mergers and Acquisitions and Merchant Banking. Mr. Honey also serves as a Director of Apple American Group and Schurman Fine Papers.

    MARK W. OPPEGARD has served in the college bookstore industry for 35 years (all of which have been with us) and became our Chief Executive Officer and President/Chief Executive Officer, Secretary and a Director of NBC on February 13, 1998. Additionally, Mr. Oppegard has served as our President since 1992 and as our Director since 1995. Prior to 1998, Mr. Oppegard served as Vice President, Secretary, Assistant Treasurer and a Director of NBC between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions with us, including Vice President of the Bookstore Division.

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

    WILLIAM H. ALLEN has served in the college bookstore industry for 40 years (of which 30 have been with us). Mr. Allen was named the Senior Vice President of the Textbook Division in April, 2001. Between 1994 and 2001, Mr. Allen served as our Vice President of Warehouse Operations. Between 1974 and 1994, Mr. Allen served in a series of positions, including assistant manager of the Textbook Division. Prior to joining us in 1974, Mr. Allen was employed by the Missouri Store Company, a predecessor of MBS.

    ROBERT A. RUPE was named Senior Vice President of the Bookstore Division in April, 2001. Prior to joining us and a one-year period in which he was self-employed as a management training consultant, Mr. Rupe served as Vice President of Operations of Busybody, Inc., a specialty retailer with over 100 retail locations, from 1995 to 2000. Mr. Rupe has 35 years of retail experience, including a variety of senior management positions at May Department Stores, Marshall Field and Company, Phillips Van-Huesen and International Paper.

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

    LARRY R. REMPE has served in the college bookstore industry for 19 years (all of which have been with us) and has been our Vice President of Information Systems since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc., a holding company that owned us until 1995.

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

    KENNETH F. JIROVSKY has served in the college bookstore industry for 44 years (all of which have been with us) and was named our Vice President of Development in April, 2001. Between 1986 and 2001, Mr. Jirovsky served as our Vice President of Sales and Marketing. Prior to 1986 Mr. Jirovsky served in a series of positions, including assistant manager of the Textbook Division.

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

    Effective April 1, 2005, Mr. Kelly assumed the role of Senior Vice President of the Textbook Division upon the announcement of Mr. Allen's retirement. Mr. Rempe assumed the role of Senior Vice President of Complementary Services effective April 1, 2005.

AUDIT COMMITTEE

    Our audit committee currently consists of Mark L. Bono and R. Sean Honey. Among other functions, our audit committee (a) makes recommendations to our board of directors regarding the selection of independent auditors; (b) reviews the results and scope of the audit and other services provided by our independent auditors; (c) reviews our financial statements; and (d) reviews and evaluates our internal control functions. The Board of Directors has determined that the audit committee does not have an "audit committee financial expert" as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission. However, the Board of Directors is satisfied that the members of our audit committee have sufficient expertise and business and financial experience necessary to effectively perform their duties as the audit committee.

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

 The table presented below summarizes annual and long-term compensation, including stock compensation, to such persons for the last three fiscal years:

                                       SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                     Compensation
                                                              Annual Compensation       Awards
                                                              --------------------  ----------------

                                                                                        Number
                                                                                    of Securities
                                                     Fiscal                            Underlying       All Other
  Name and Principal Position                         Year     Salary      Bonus        Options (1)   Compensation (2)
---------------------------------------------------- ------   --------    --------  ----------------  ----------------
Mark W. Oppegard - Chief Executive Officer,
President, and Director                               2005    $ 293,778   $  45,000      1,963          $   10,526
                                                      2004      288,389     147,000     10,825               2,276
                                                      2003      276,923     280,000      2,675               2,573

Barry S. Major - Chief Operating Officer and
Director                                              2005      263,533      43,000      1,963              10,430
                                                      2004      257,383     140,000      9,330           1,791,595
                                                      2003      247,077     250,000      2,500               2,477

Alan G. Siemek - Chief Financial Officer,
Senior Vice President of Finance and Administration,
Treasurer, and Assistant Secretary                    2005      194,155      30,000      1,885              10,370
                                                      2004      189,251     100,000      7,478           1,004,192
                                                      2003      181,885     160,000      1,375               2,417

Michael J. Kelly - Senior Vice President
of Distance Learning/Marketing Services and
Other Complementary Services                          2005      187,461      23,000      1,600              10,430
                                                      2004      183,324      70,000      4,661             871,276
                                                      2003      169,731     130,000      1,375               2,477

Robert A. Rupe - Senior Vice President
of Bookstore Division                                 2005      158,619      40,000      1,700              10,766
                                                      2004      148,618     111,000      3,800             694,304
                                                      2003      142,750     146,500      1,250               2,813

(1) In connection with the March 4, 2004 Transaction, all existing options at March 4, 2004, including those listed in this column for fiscal 2003, vested and were either converted into the right to receive cash payment (see footnote 2) or were cancelled in exchange for new options granted under the 2004 Stock Option Plan. Options granted in fiscal 2004 under the 2004 Stock Option Plan were fully vested, exercisable at prices consistent with the options which were cancelled, and represent the right to purchase shares of capital stock of NBC Holdings Corp. Options granted in fiscal 2004 prior to the March 4, 2004 Transaction were entirely cancelled in exchange for new options granted under the 2004 Stock Option Plan and thus, are reflected only once in the column.

(2) All other compensation consists of the following components: (a) In fiscal 2004, as a result of the December 10, 2003 debt refinancing and the March 4, 2004 Transaction, option holders were given the opportunity to convert options into the right to receive cash payments. The cash payments represented the difference between the exercise price and the fair market value of the securities underlying such options and totaled $1,789,415, $1,002,072, $869,096 and $691,788 for Messrs. Major, Siemek,
        Kelly, and Rupe, respectively; (b) matching contributions to the NBC Retirement Plan; (c) life insurance premiums paid by us on the executive's behalf; and (d) for Mr. Oppegard, the dollar value, if any, of above-market amounts earned on deferred compensation.

    Presented below is information in tabular format regarding individual grants of stock options to executive officers named in the Summary Compensation Table for the year ended March 31, 2005:

                    OPTIONS GRANTED DURING THE YEAR ENDED MARCH 31, 2005

                            Individual Grants                                         Grant Date Value
---------------------------------------------------------------------------------  -----------------------
                                               Number     % of Total
                                                 of        Options
                                             Securities   Granted to                              Grant
                                             Underlying   Employees     Exercise                   Date
                                              Options     in Fiscal      Price     Expiration    Present
             Name                             Granted        2005      Per Share    Date (1)    Value (2)
-----------------------------------------  ------------ ------------- ----------- ------------ ------------
Mark W. Oppegard - Chief Executive
Officer, President, and Director               1,963         15.6%      $ 160.00      11/08/14  $ 35,570

Barry S. Major - Chief Operating
Officer and Director                           1,963         15.6         160.00      11/08/14    35,570

Alan G. Siemek - Chief Financial
Officer, Senior Vice President of
Finance and Administration, Treasurer,
and Assisant Secretary                         1,885         14.9         160.00      11/08/14    34,160

Michael J. Kelly - Senior Vice
President of Distance Learning/Marketing
Services and Other Complementary Services      1,600         12.7         160.00      11/08/14    28,992

Robert A. Rupe - Senior Vice
President of Bookstore Division                1,700         13.5         160.00      11/08/14    30,804


(1) Twenty-five percent of the options granted were exercisable immediately upon granting on November 9, 2004, with the remaining options becoming exercisable in 25% increments over the subsequent three years.

(2) Grant date present value was determined using a Black-Scholes option pricing model, assuming a 3.05% risk-free interest rate, 1.0% expected volatility, and an expected life of approximately 4.0 years.

    The following table provides information concerning each exercise of stock options by executive officers named in the Summary Compensation Table during the year ended March 31, 2005 as well as the value of unexercised options as of March 31, 2005:

                 AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED MARCH 31, 2005
                      AND OPTION VALUE AS OF MARCH 31, 2005

                                                                          Number
                                                                       of Securities         Value of
                                                                        Underlying         Unexercised
                                                                       Unexercised        in-the-Money
                                                                       Options at         Options at
                                                                      March 31, 2005   March 31, 2005 (1)
                                                                      ---------------- ------------------
                                               Shares
                                              Acquired       Value      Exercisable/     Exercisable/
                Name                         on Exercise    Realized   Unexercisable     Unexercisable
------------------------------------------- ------------- ----------- ----------------   -------------
Mark W. Oppegard - Chief Executive
Officer, President, and Director                  -         $   -      11,315 / 1,473     $741,568 / -

Barry S. Major - Chief Operating
Officer and Director                              -             -       9,820 / 1,473      614,356 / -

Alan G. Siemek - Chief Financial
Officer, Senior Vice President of Finance
and Administration, Treasurer, and Assistant
Secretary                                         -             -       7,949 / 1,414      551,139 / -

Michael J. Kelly - Senior Vice
President of Distance Learning/Marketing
Services and Other Complementary Services         -             -       5,061 / 1,200      286,054 / -

Robert A. Rupe - Senior Vice President
of Bookstore Division                             -             -       4,225 / 1,275      206,006 / -


(1) Represents the excess of the March 31, 2005 estimated fair market value of NBC's common stock underlying the stock options, which includes a discount for the holder's minority interest position and illiquidity of the common stock, over the exercise price of such options. The estimated fair market value was based upon the March 4, 2004 Transaction, though on a discounted basis.

COMPENSATION OF DIRECTORS AND ADDITIONAL INFORMATION

   Our Directors receive no compensation for services but are reimbursed for out-of-pocket expenses.

EMPLOYMENT AGREEMENTS

   We have employment agreements with Mark W. Oppegard and seven of our other executive officers. As amended, such agreements (the "Employment Agreements") with the aforementioned executive officers (each, an "Executive") provide for
(1) an annual base salary as determined by the Board of Directors after considering the recommendation of the chief executive officer, (2) for incentive compensation based upon the attainment of financial objectives to be established by the Board of Directors (or a committee thereof) after considering the recommendation of the chief executive officer, and (3) for customary fringe benefits. The salaries of the executive officers listed above are as follows:
Mr. Oppegard, $295,000 per annum; Mr. Major, $266,000 per annum; Mr. Siemek, $196,000 per annum; Mr. Kelly, $189,000 per annum; and Mr. Rupe, $170,000 per annum. The Employment Agreements provide that their term will be automatically extended from year to year, unless terminated upon specified notice by either party.

   The Employment Agreements also provide that each Executive will be granted a number of options annually to acquire shares of NBC common stock, the size of such grant to be determined by the Board of Directors. Each such option has an exercise price not to be less than the fair market value per share as of the date of grant and is exercisable as to 25% of the shares covered thereby on the date of grant and as to an additional 25% of the shares covered thereby on each of the first three anniversaries of the date of grant, subject to the Executive's continued employment with us on such dates.

   The Employment Agreements also provide for specified payments to the Executive in the event of termination of employment with us without "cause" (as defined in the respective agreements) and also in the event of death or disability of the Executive during the term. The Employment Agreements also contain customary confidentiality obligations and three-year non-competition agreements for each Executive.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    We do not currently have a compensation committee. Mark W. Oppegard, Chief Executive Officer, President, and Director, participated in the Board of Directors' deliberations concerning executive officer compensation during the last fiscal year.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - All shares of our common stock are owned by NBC; therefore, the following table sets forth information on security ownership of NBC common stock beneficially owned by each person who owns more than 5.0% of such shares; each director; each executive officer named in Item 11; and all of our directors and executive officers treated as a group. The shares listed and percentages calculated thereon are based upon NBC common stock outstanding as of June 29, 2005 and NBC Holdings Corp. capital stock underlying nonqualified stock options that are exercisable within sixty days, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. As a result of the March 4, 2004 Transaction, shares of NBC common stock issued and outstanding totaled 549,254 on June 29, 2005. Weston Presidio owns 36,455 of the issued and outstanding shares directly, with the remaining 512,799 issued and outstanding shares being owned by NBC Holdings Corp, a company newly formed by Weston Presidio which has 512,799 shares of capital stock issued and outstanding that are owned either by Weston Presidio or current and former members of management. To the knowledge of NBC, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.

                                                       Amount and
                                                        Nature of
                                                        Beneficial    Percent of
         Title of Class/Name of Beneficial Owner       Ownership (1)  Class (3)
------------------------------------------------------ ------------- -----------

Class A Common Stock:
  Owning Greater Than 5% of Shares:
    Weston Presidio Capital IV, L.P. (2)                  365,449       66.5%
    Weston Presidio Capital III, L.P. (2)                 153,623       28.0%
    WPC Entrepreneur Fund, L.P. (2)                         7,579        1.4%
    WPC Entrepreneur Fund II, L.P. (2)                      5,785        1.1%

  Ownership of Directors:
    Michael F. Cronin (2)                                 532,436       96.9%
    Mark L. Bono (2)                                            -           -
    R. Sean Honey (2)                                           -           -

  Ownership of Executive Officers Named in Item 11:
    Mark W. Oppegard                                       15,315        2.7%
    Barry S. Major                                         11,567        2.1%
    Alan G. Siemek                                          7,949        1.4%
    Michael J. Kelly                                        5,061        0.9%
    Robert A. Rupe                                          4,225        0.8%

  Ownership of Directors and All Executive
  Officers as a Group                                     586,853       98.5%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of NBC common stock. Such shares include NBC Holdings Corp. shares underlying nonqualified stock options exercisable within sixty days, as follows: Mr. Oppegard - 11,315 shares; Mr. Major - 9,820 shares; Mr. Siemek - 7,949 shares; Mr. Kelly - 5,061 shares; Mr. Rupe - 4,225 shares; and 46,670 shares for all directors and executive officers as a group.

(2) The sole general partner of Weston Presidio Capital IV, L.P., Weston Presidio Capital III, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P. (the "Weston Presidio Funds") is a limited liability company of which Mr. Cronin is a managing member and Messrs. Bono and Honey are members. Messrs. Cronin, Bono, and Honey disclaim beneficial ownership of the shares held by the Weston Presidio Funds, except to the extent of their respective pecuniary interests therein. The address of the Weston Presidio Funds, and Messrs. Cronin, Bono, and Honey is 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(3) The percentages are calculated based upon 549,254 shares of NBC common stock outstanding as of June 29, 2005 and shares underlying nonqualified stock options exercisable within sixty days as detailed in footnote (1).

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - Through NBC's parent, NBC Holdings Corp., NBC has a stock-based compensation plan established to provide for the granting of options to purchase capital stock of NBC Holdings Corp. Details regarding the plan in effect are presented in the footnotes to the consolidated financial statements found in Item 8, "Financial Statements and Supplementary Data." Specific information as of March 31, 2005 regarding the plan, which was not subject to the approval by security holders, is also presented in the following table.

                            Number of       Weighted-      Number of
                          Securities to      Average      Securities
                         be Issued Upon     Exercise       Remaining
                           Exercise of      Price of     Available for
                           Outstanding     Outstanding      Future
           Plan              Options         Options       Issuance
------------------------ ---------------  ------------- --------------

2004 Stock Option Plan         62,389      $ 100.58         18,917


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    INDEBTEDNESS OF MANAGEMENT - As of March 31, 2005, NBC reported notes receivable from stockholders and associated interest receivable of approximately $0.1 million and $1,201, respectively. The remaining balances originated pursuant to the terms of an employment agreement with our Chief Operating Officer, Barry S. Major. In January, 1999, NBC issued 4,765 shares of its common stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2005 was approximately $96,000. This note was amended and restated in July, 2002 and matures on January 19, 2009.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    The following table sets forth the aggregate fees billed to us during fiscal years 2005 and 2004 by Deloitte & Touche LLP:


                                Year Ended March 31,
                                  2005         2004
                              ------------ ------------

        Audit Fees              $ 128,904     $ 98,410
        Audit-Related Fees         69,813      155,262
        Tax Fees                  311,791       99,063
        Other Fees                      -            -
                              ------------ ------------

        Total                   $ 510,508    $ 352,735
                              ============ ============

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

    TAX FEES consist of fees for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal and state tax compliance, return preparation, tax audits, and planning for incorporation of NBC Textbooks LLC.

    The audit committee pre-approves all audit and non-audit services performed by our independent registered public accounting firm.

                                     PART IV

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, & REPORTS ON FORM 8-K.

(A)     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

        (1) Consolidated Financial Statements of Nebraska Book Company, Inc.

             Index to Consolidated Financial Statements.

             Report of Independent Registered Public Accounting Firm.

             Consolidated Balance Sheets as of March 31, 2005 and March 31, 2004 (as restated).

             Consolidated Statements of Operations for the Year Ended March 31,
               2005 (Successor), the One Month Ended March 31, 2004 (Successor) (as restated), the Eleven Months Ended February 29, 2004 (Predecessor) (as restated), and the Year Ended March 31, 2003 (Predecessor) (as restated).

             Consolidated Statements of Stockholder's Equity (Deficit) for the
               Year Ended March 31, 2005 (Successor), the One Month Ended March 31, 2004 (Successor) (as restated), the Eleven Months Ended February 29, 2004 (Predecessor) (as restated), and the Year Ended March 31, 2003 (Predecessor) (as restated).

             Consolidated Statements of Cash Flows for the Year Ended March 31,
               2005 (Successor), the One Month Ended March 31, 2004 (Successor) (as restated), the Eleven Months Ended February 29, 2004 (Predecessor) (as restated), and the Year Ended March 31, 2003 (Predecessor) (as restated).

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

4.4 Supplemental Indenture, dated as of December 31, 2004, by and among NBC Textbooks LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as
        Exhibit 10.1 to Nebraska Book Company. Inc. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

4.5     Form of Initial Note of Nebraska Book Company, Inc. (included in Exhibit
        4.1 as Exhibit A), filed as Exhibit 4.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

4.6     Form of Exchange Note of Nebraska Book Company, Inc. (included in
        Exhibit 4.1 as Exhibit B), filed as Exhibit 4.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

4.7 Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

4.8 Form of 8 5/8% Senior Subordinated Note Due 2012 (included in Exhibit 4.6), filed as Exhibit 4.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

4.9 Form of Exchange Note of Nebraska Book Company, Inc. 8 5/8% Senior Subordinated Note Due 2012, filed as Exhibit 4.8 to Nebraska Book Company, Inc. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

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

10.9 Second Amendment, dated as of October 20, 2004, to the Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Fleet National Bank and Wells Fargo Bank N.A., as Co-Documentation Agents, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated and filed on October 26, 2004, is incorporated herein by reference.

10.10 Assumption Agreement, dated as of July 1, 2002 between Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit
        10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.11 Assumption Agreement, dated as of December 31, 2004, made by NBC Textbooks LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

10.12 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.13 Amended and Restated Guarantee and Collateral Agreement, dated March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc. and Specialty Books, Inc. in favor of JPMorgan Chase Bank, as administrative agent, filed as Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.14 Purchase Agreement dated February 10, 1998 by and between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.15 Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.16 Exchange and Registration Rights Agreement, dated as of February 13, 1998 by and among Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 4.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.17 Registration Rights Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.18* Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.19* Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

10.20* Addendum to the Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.9 to Nebraska Book Company, Inc. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

10.21* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.22* Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.23* Addendum to the Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.11 to Nebraska Book Company, Inc. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

10.24* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Alan Siemek, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.25* Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

10.26* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Michael J. Kelly, filed as Exhibit
        10.6 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.27* Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.28* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Robert Rupe, filed as Exhibit 10.7 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.29* Amendment to the Memorandums of Understanding by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe, Kenneth
        F. Jirovsky, William H. Allen, Thomas A. Hoff, Barry S. Major, Alan Siemek, Michael J. Kelly, and Robert Rupe, dated March 4, 2004, filed as
        Exhibit 10.27 to Nebraska Book Company, Inc. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

10.30* NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August 31, 1995, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.31* NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

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

10.34* First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.35* NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.36* NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.37* NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.34 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.38* NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.39* Form of Deferred Compensation Agreement by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.40* Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

10.41* NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.42 Agreement for Purchase and Sale of Stock dated January 9, 1998 by and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.8.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.43 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.8.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.44 Commercial Lease Agreement made and entered into March 8, 1989, by and among Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.9 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.45 Lease Agreement entered into as of September 1, 1986, by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as
        Exhibit 10.10 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.46   Lease Agreement entered into as of September 1, 1986, by and among John
        B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.47 Lease Agreement entered into as of September 1, 1986 by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as
        Exhibit 10.12 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.48 Lease Agreement made and entered into October 12, 1988 by and among Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit
        10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.49 Industrial Real Estate Lease dated June 22, 1987 by and among Cyprus Land Company and Nebraska Book Company, Inc., filed as Exhibit 10.14 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

12.1 Statements regarding computation of ratios, filed as Exhibit 12.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

14.1 Code of Business Conduct and Ethics and Code of Ethics for Our Principal Executive Officer and Senior Financial Officers for Nebraska Book Company, Inc., filed as Exhibit 14.1 to Nebraska Book Company, Inc. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

21.1    Subsidiaries of Nebraska Book Company, Inc.

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

                                       NEBRASKA BOOK COMPANY, INC.


                                       /s/  Mark W. Oppegard
                                       -----------------------------------------
                                       Mark W. Oppegard
                                       Chief Executive Officer, President, and
                                       Director
                                       June 29, 2005

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Mark W. Oppegard                          /s/  Michael F. Cronin
----------------------------------------       ---------------------------------
Mark W. Oppegard                               Michael F. Cronin
Chief Executive Officer, President             Director
and Director                                   June 29, 2005
June 29, 2005


/s/ Alan G. Siemek                             /s/  Mark L. Bono
----------------------------------------       ---------------------------------
Alan G. Siemek                                 Mark L. Bono
Chief Financial Officer, Senior Vice           Director
President of Finance                           June 29, 2005
and Administration, Treasurer, and
Assistant Secretary
June 29, 2005


/s/  Barry S. Major                            /s/  R. Sean Honey
----------------------------------------       -----------------------------
Barry S. Major                                 R. Sean Honey
Director                                       Director
June 29, 2005                                  June 29, 2005

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

    No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended March 31, 2005 has been, or will be, sent to security holders.

                          FINANCIAL STATEMENT SCHEDULES



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Nebraska Book Company, Inc.
Lincoln, Nebraska

    We have audited the consolidated financial statements of Nebraska Book Company, Inc. (a wholly-owned subsidiary of NBC Acquisition Corp.) and subsidiaries as of March 31, 2005 and March 31, 2004 and for the year ended March 31, 2005 (Successor), the one month ended March 31, 2004 (Successor), the eleven months ended February 29, 2004 (Predecessor) and the year ended March 31, 2003 (Predecessor), and have issued our report thereon dated June 28, 2005; such report, which includes an explanatory paragraph related to certain restatements, is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP

Lincoln, Nebraska
June 28, 2005

NEBRASKA BOOK COMPANY, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------------------------------------------------------------------------------

                                                                                 Charged to
                                                                   Charged to      Other
                                                    Beginning of   Costs and      Accounts        Net      End of Year
                                                    Year Balance    Expenses     (Revenue)    Charge-Offs    Balance
                                                   -------------- ------------- ------------ ------------ -------------
YEAR ENDED MARCH 31, 2005 (SUCCESSOR)
Allowance for doubtful accounts                       $  510,839   $ 315,958   $         -  $   (315,958) $  510,839
Allowance for sales returns                            5,269,177           -    28,285,698   (26,923,913)  6,630,962

ONE MONTH ENDED MARCH 31, 2004 (SUCCESSOR)
Allowance for doubtful accounts                          510,839     218,205             -      (218,205)    510,839
Allowance for sales returns                            9,079,248           -     1,053,143    (4,863,214)  5,269,177

ELEVEN MONTHS ENDED FEBRUARY 29, 2004 (PREDECESSOR)
Allowance for doubtful accounts                          442,942      66,393             -         1,504     510,839
Allowance for sales returns                            3,227,700           -    28,489,548   (22,638,000)  9,079,248

YEAR ENDED MARCH 31, 2003 (PREDECESSOR)
Allowance for doubtful accounts                        1,429,803     451,578             -    (1,438,439)    442,942
Allowance for sales returns                            5,700,480           -    28,241,313   (30,714,093)  3,227,700


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

4.4 Supplemental Indenture, dated as of December 31, 2004, by and among NBC Textbooks LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as
        Exhibit 10.1 to Nebraska Book Company. Inc. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

4.5     Form of Initial Note of Nebraska Book Company, Inc. (included in Exhibit
        4.1 as Exhibit A), filed as Exhibit 4.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

4.6     Form of Exchange Note of Nebraska Book Company, Inc. (included in
        Exhibit 4.1 as Exhibit B), filed as Exhibit 4.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

4.7 Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

4.8 Form of 8 5/8% Senior Subordinated Note Due 2012 (included in Exhibit 4.6), filed as Exhibit 4.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

4.9 Form of Exchange Note of Nebraska Book Company, Inc. 8 5/8% Senior Subordinated Note Due 2012, filed as Exhibit 4.8 to Nebraska Book Company, Inc. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

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

10.9 Second Amendment, dated as of October 20, 2004, to the Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Fleet National Bank and Wells Fargo Bank N.A., as Co-Documentation Agents, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated and filed on October 26, 2004, is incorporated herein by reference.

10.10 Assumption Agreement, dated as of July 1, 2002 between Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit
        10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.11 Assumption Agreement, dated as of December 31, 2004, made by NBC Textbooks LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

10.12 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.13 Amended and Restated Guarantee and Collateral Agreement, dated March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc. and Specialty Books, Inc. in favor of JPMorgan Chase Bank, as administrative agent, filed as Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.14 Purchase Agreement dated February 10, 1998 by and between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.15 Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.16 Exchange and Registration Rights Agreement, dated as of February 13, 1998 by and among Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 4.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.17 Registration Rights Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.18* Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.19* Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

10.20* Addendum to the Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.9 to Nebraska Book Company, Inc. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

10.21* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.22* Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.23* Addendum to the Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.11 to Nebraska Book Company, Inc. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

10.24* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Alan Siemek, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.25* Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

10.26* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Michael J. Kelly, filed as Exhibit
        10.6 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.27* Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.28* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Robert Rupe, filed as Exhibit 10.7 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.29* Amendment to the Memorandums of Understanding by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe, Kenneth
        F. Jirovsky, William H. Allen, Thomas A. Hoff, Barry S. Major, Alan Siemek, Michael J. Kelly, and Robert Rupe, dated March 4, 2004, filed as
        Exhibit 10.27 to Nebraska Book Company, Inc. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

10.30* NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August 31, 1995, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.31* NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

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

10.34* First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.35* NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.36* NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.37* NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.34 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.38* NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.39* Form of Deferred Compensation Agreement by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.40* Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

10.41* NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.42 Agreement for Purchase and Sale of Stock dated January 9, 1998 by and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.8.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.43 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.8.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.44 Commercial Lease Agreement made and entered into March 8, 1989, by and among Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.9 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.45 Lease Agreement entered into as of September 1, 1986, by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as
        Exhibit 10.10 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.46   Lease Agreement entered into as of September 1, 1986, by and among John
        B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.47 Lease Agreement entered into as of September 1, 1986 by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as
        Exhibit 10.12 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.48 Lease Agreement made and entered into October 12, 1988 by and among Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit
        10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.49 Industrial Real Estate Lease dated June 22, 1987 by and among Cyprus Land Company and Nebraska Book Company, Inc., filed as Exhibit 10.14 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

12.1 Statements regarding computation of ratios, filed as Exhibit 12.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

14.1 Code of Business Conduct and Ethics and Code of Ethics for Our Principal Executive Officer and Senior Financial Officers for Nebraska Book Company, Inc., filed as Exhibit 14.1 to Nebraska Book Company, Inc. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

21.1    Subsidiaries of Nebraska Book Company, Inc.

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