Form 10-Q
period 2005-06-30
NEBRASKA BOOK CO
filed 2005-08-12
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

               TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                       AS OF AUGUST 12, 2005: 100 SHARES

                            TOTAL NUMBER OF PAGES: 33

                             EXHIBIT INDEX: PAGE 33

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
------------------------------------------------------------------------------------------------
                                                        June 30,       March 31,     June 30,
                                                          2005           2005          2004
                                                      -------------  ---------------------------
                                                                                   (as restated)
                                                                                   (see Note 8)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $  7,464,315    $ 31,224,343   $  5,715,569
  Receivables                                           31,927,826      30,953,133     29,046,169
  Inventories                                          100,107,844      72,559,962     97,734,855
  Recoverable income taxes                               5,051,300               -      4,250,650
  Deferred income taxes                                  5,601,182       5,536,182      6,969,015
  Prepaid expenses and other assets                      1,048,220         586,981        821,949
                                                      -------------  -------------- --------------
    Total current assets                               151,200,687     140,860,601    144,538,207

PROPERTY AND EQUIPMENT,
net of depreciation & amortization                      37,822,254      37,512,387     34,618,882

GOODWILL                                               285,267,888     284,898,526    273,519,049

IDENTIFIABLE INTANGIBLES, net of amortization          150,569,143     152,650,661    156,229,368

DEBT ISSUE COSTS, net of amortization                    8,596,218       8,968,851      9,824,223

OTHER ASSETS                                             1,829,972       2,348,256      1,895,247
                                                      -------------  -------------- --------------
                                                      $635,286,162    $627,239,282   $620,624,976
                                                      =============  ============== ==============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $ 15,471,800    $ 15,724,221   $ 15,781,650
  Accrued employee compensation and benefits             5,784,458       7,934,817      5,466,202
  Accrued interest                                       4,550,967         628,906      5,047,078
  Accrued incentives                                     9,314,896       7,761,296      9,178,586
  Accrued expenses                                       1,117,421       1,146,388      1,187,694
  Income taxes payable                                           -         544,578              -
  Deferred revenue                                         968,438       1,042,660        845,288
  Current maturities of long-term debt                   1,833,014       1,832,144      1,829,664
  Current maturities of capital lease obligations          256,048         237,955        193,264
  Revolving credit facility                             14,100,000               -      8,500,000
                                                      -------------  -------------  --------------
    Total current liabilities                           53,397,042      36,852,965     48,029,426

LONG-TERM DEBT, net of current maturities              351,344,270     351,802,856    353,177,283

CAPITAL LEASE OBLIGATIONS, net of current maturities     2,458,726       2,529,253      2,714,774

OTHER LONG-TERM LIABILITIES                              1,363,985       1,316,835        321,418

DEFERRED INCOME TAXES                                   58,864,379      59,014,379     60,117,969

DUE TO PARENT                                           16,781,343      16,574,575     16,997,831

COMMITMENTS (Note 5)

STOCKHOLDER'S EQUITY:
  Common stock, voting, authorized 50,000 shares               100             100            100
  of $1.00 par value; issued and outstanding
  100 shares

  Additional paid-in capital                           137,956,516     137,957,730    137,956,503
  Retained earnings                                     13,119,801      21,190,589      1,309,672
                                                      -------------  -------------  --------------
    Total stockholder's equity                         151,076,417     159,148,419    139,266,275
                                                      -------------  -------------  --------------
                                                      $635,286,162    $627,239,282   $620,624,976
                                                      =============  =============  ==============

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                             Three Months    Three Months
                                             Ended June 30,  Ended June 30,
                                                 2005            2004
                                             --------------  --------------
                                                             (as restated)
                                                              (see Note 8)
REVENUES, net of returns                      $ 52,928,206    $ 52,295,345

COSTS OF SALES (exclusive of
depreciation shown below)                       31,365,446      31,488,424
                                             --------------  --------------
  Gross profit                                  21,562,760      20,806,921

OPERATING EXPENSES:
  Selling, general and administrative           24,179,452      22,061,673
  Depreciation                                   1,182,157       1,120,056
  Amortization                                   2,140,650       2,006,396
                                             --------------  --------------
                                                27,502,259      25,188,125
                                             --------------  --------------
LOSS FROM OPERATIONS                            (5,939,499)     (4,381,204)
                                             --------------  --------------
OTHER EXPENSES (INCOME):
  Interest expense                               7,149,297       6,159,358
  Interest income                                  (28,183)              -
                                             --------------  --------------
                                                 7,121,114       6,159,358
                                             --------------  --------------
LOSS BEFORE INCOME TAXES                       (13,060,613)    (10,540,562)

INCOME TAX BENEFIT                              (4,989,825)     (4,107,988)
                                             --------------  --------------
NET LOSS                                      $ (8,070,788)   $ (6,432,574)
                                             ==============  ==============


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
-----------------------------------------------------------------------------------------------------


                                                Additional
                                       Common    Paid-in      Retained                 Comprehensive
                                       Stock     Capital      Earnings       Total          Loss
                                       ------  ------------  ---------   ------------- --------------
BALANCE, April 1, 2004                 $ 100  $137,957,716  $ 7,863,031  $145,820,847

  Contributed capital                      -        (1,213)           -        (1,213) $         -

  Net loss (as restated) ( see Note 8)     -             -   (6,432,574)   (6,432,574)  (6,432,574)

  Dividends declared                       -             -     (120,785)     (120,785)           -
                                       ------ ------------ ------------- -------------  ----------
BALANCE, June 30, 2004 (as restated)
(see Note 8)                           $ 100  $137,956,503  $ 1,309,672  $139,266,275  $(6,432,574)
                                       ====== ============ ============= =============  ==========

BALANCE, April 1, 2005                 $ 100  $137,957,730  $21,190,589  $159,148,419

  Contributed capital                      -        (1,214)           -        (1,214) $         -

  Net loss                                 -             -   (8,070,788)   (8,070,788)  (8,070,788)
                                       ------ ------------ ------------- -------------  ----------
BALANCE, June 30, 2005                 $ 100  $137,956,516  $13,119,801  $151,076,417  $(8,070,788)
                                       ====== ============ ============ ==============  ==========


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------
                                                     Three Months   Three Months
                                                         Ended        Ended
                                                       June 30,      June 30,
                                                         2005          2004
                                                      -----------   -----------
                                                                   (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:                              (see Note 8)
  Net loss                                          $ (8,070,788) $ (6,432,574)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
    Provision for losses on receivables                     (921)      (16,505)
    Depreciation                                       1,182,157     1,120,056
    Amortization                                       2,513,283     2,368,087
    Deferred income taxes                               (215,000)   (1,306,000)
    Changes in operating assets and liabilities,
    net of effect of acquisitions/disposals:
      Receivables                                       (974,986)    1,383,013
      Inventories                                    (27,247,683)  (27,042,597)
      Recoverable income taxes                        (5,051,300)    1,100,830
      Prepaid expenses and other assets                 (431,239)       51,218
      Other assets                                       516,152       332,686
      Accounts payable                                  (252,421)  (13,519,118)
      Accrued employee compensation and benefits      (2,150,359)   (3,652,528)
      Accrued interest                                 3,922,061     3,005,121
      Accrued incentives                               1,553,600     2,196,282
      Accrued expenses                                   (28,967)      (17,871)
      Income taxes payable                              (544,578)            -
      Deferred revenue                                   (74,222)      (53,370)
      Other long-term liabilities                         47,150         4,131
      Due to parent                                      206,768       161,473
                                                      -----------   -----------
        Net cash flows from operating activities     (35,101,293)  (40,317,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                 (1,490,337)   (2,198,589)
  Acquisitions, net of cash acquired                    (758,248)   (4,395,633)
  Decrease in restricted cash                                  -    27,065,000
                                                      -----------   -----------
        Net cash flows from investing activities      (2,248,585)   20,470,778

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                                   -      (184,742)
  Principal payments on long-term debt                  (457,716)  (15,866,933)
  Principal payments on capital lease obligations        (52,434)      (41,264)
  Net increase in revolving credit facility           14,100,000     8,500,000
  Dividends paid to parent                                     -      (120,785)
                                                    ------------- -------------
        Net cash flows from financing activities      13,589,850    (7,713,724)
                                                    ------------- -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (23,760,028)  (27,560,612)

CASH AND CASH EQUIVALENTS, Beginning of period        31,224,343    33,276,181
                                                    ------------- -------------
CASH AND CASH EQUIVALENTS, End of period            $  7,464,315  $  5,715,569
                                                    ============= =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid (refunded) during the period for:
    Interest                                        $  2,854,603  $  2,781,744
    Income taxes                                         614,285    (4,064,291)
  Noncash investing and financing activities:
    Property acquired through capital lease         $          -  $    643,718



See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


1. BASIS OF PRESENTATION - The consolidated balance sheet of Nebraska Book Company, Inc. (the "Company") and its wholly-owned subsidiaries, Specialty Books, Inc. and NBC Textbooks LLC, at March 31, 2005 was derived from the Company's audited consolidated balance sheet as of that date. The Company is a wholly-owned subsidiary of NBC Acquisition Corp. ("NBC"). All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period consolidated financial statements to conform with current year presentation. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2005 included in the Company's Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms "we," "our," "ours," and "us" refer collectively to the Company and its subsidiaries, except where otherwise indicated.

    On March 4, 2004, Weston Presidio gained a controlling interest in NBC through (i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to NBC in the form of a capital contribution; (iii) Weston Presidio's purchase of 36,455 shares of NBC's common stock directly from its holders; (iv) the cancellation of 870,285 shares of NBC's common stock upon payment by NBC of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of NBC's common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with NBC as the surviving entity; and (vi) the exchange of 512,799 shares of NBC's common stock by Weston Presidio and current and former members of management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was utilized by NBC and the Company to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004.

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

    In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

    The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                     Quarter Ended June 30,
                                                        2005         2004
                                                    ------------ ------------
        Net loss, as reported                       $(8,070,788) $(6,432,574)

        Add:  Stock-based employee compensation
        expense included in reported net income,
        net of related tax effects                            -            -

        Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                       (9,283)           -
                                                    ------------ ------------
        Pro forma net loss                          $(8,080,071) $(6,432,574)
                                                    ============ ============

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

3. INVENTORIES - Inventories are summarized as follows:

                                     June 30,      March 31,     June 30,
                                       2005           2005         2004
                                  -------------- ------------- -------------
  Bookstore Division              $  57,284,334  $ 40,084,363  $ 51,305,702
  Textbook Division                  39,595,787    30,113,141    43,127,140
  Complementary Services Division     3,227,723     2,362,458     3,302,013
                                  -------------- ------------- -------------
                                  $ 100,107,844  $ 72,559,962  $ 97,734,855
                                  ============== ============= =============

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the three months ended June 30, 2005 and 2004 and the year ended March 31, 2005. Goodwill assigned to corporate administration represents the goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

    For the three months ended June 30, 2005, three bookstore locations were acquired in three separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $0.8 million, of which $0.1 million was assigned to covenants not to compete with amortization periods of three years; and $0.4 million was assigned to tax deductible goodwill.

                                       Bookstore     Corporate
                                       Division    Administration     Total
                                     ------------- -------------- --------------

Balance, April 1, 2004                $ 1,532,260   $269,061,875   $270,594,135

Additions to goodwill:
  Bookstore acquisitions                2,929,832              -      2,929,832
  Purchase accounting adjustment -
  March 4, 2004 Transaction                     -         (4,918)        (4,918)
                                     ------------- -------------- --------------
Balance, June 30, 2004                $ 4,462,092   $269,056,957   $273,519,049
                                     ============= ============== ==============

Balance, April 1, 2004                $ 1,532,260   $269,061,875   $270,594,135

Additions to goodwill:
  Bookstore acquisitions               14,304,391              -     14,304,391
                                     ------------- -------------- --------------
Balance, March 31, 2005                15,836,651    269,061,875    284,898,526

Additions to goodwill:
  Bookstore acquisitions                  369,362              -        369,362
                                     ------------- -------------- --------------
Balance, June 30, 2005                $16,206,013   $269,061,875   $285,267,888
                                     ============= ============== ==============

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of June 30, 2005, March 31, 2005, and June 30, 2004:

                                             June 30, 2005
                             -----------------------------------------------
                                 Gross                            Net
                                Carrying      Accumulated       Carrying
                                 Amount       Amortization       Amount
                             --------------- --------------- ---------------
 Customer relationships       $ 114,830,000   $  (7,654,960)  $ 107,175,040
 Developed technology            11,473,750      (2,549,422)      8,924,328
 Covenants not to compete         3,906,000        (756,225)      3,149,775
                             --------------- --------------- ---------------
                              $ 130,209,750   $ (10,960,607)  $ 119,249,143
                             =============== =============== ===============

                                             March 31, 2005
                             -----------------------------------------------
                                 Gross                            Net
                                Carrying      Accumulated       Carrying
                                 Amount       Amortization       Amount
                             --------------- --------------- ---------------
 Customer relationships       $ 114,830,000   $  (6,219,580)  $ 108,610,420
 Developed technology            11,473,750      (2,071,333)      9,402,417
 Covenants not to compete         4,084,333        (766,509)      3,317,824
                             --------------- --------------- ---------------
                              $ 130,388,083   $  (9,057,422)  $ 121,330,661
                             =============== =============== ===============

                                             June 30, 2004
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
                             =============== =============== ===============

    Information regarding aggregate amortization expense for the three months ended June 30, 2005 and 2004 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                          Amortization
                                                             Expense
                                                         --------------

        Three months ended June 30, 2005                    $2,138,518
        Three months ended June 30, 2004                     2,004,264

        Estimated amortization expense for
        the fiscal years ending March 31:
             2006                                           $8,541,118
             2007                                            8,528,094
             2008                                            8,240,195
             2009                                            8,215,529
             2010                                            7,847,405

     Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

5. LONG-TERM DEBT - Indebtedness at June 30, 2005 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to the Company through a syndicate of lenders, consisting of an $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes"), and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility, outstanding indebtedness under which was $14.1 million at June 30, 2005, is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at June 30, 2005 was $50.0 million.

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

    The Senior Credit Facility stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently amended on August 1, 2005 and most recently restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. There was no excess cash flow payment obligation for fiscal 2005.

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

    Effective August 1, 2005, the Credit Agreement was amended to provide for, among other things, a twelve month deferral of a scheduled increase in the minimum consolidated interest coverage ratio covenant and a change in the definition of consolidated EBITDA to exclude up to $4,000,000 in charges to be incurred under the Company's new senior executive restricted stock plan, which is expected to be instituted prior to September 30, 2005.

6. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore Division segment encompasses the operating activities of the Company's 129 college bookstores as of June 30, 2005 located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

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

    The following table provides selected information about profit or loss (excluding the impact of the Company's interdivisional administrative fee - see Note 11, Condensed Consolidating Financial Information, to the Consolidated Financial Statements) on a segment basis for the quarters ended June 30, 2005 and 2004, respectively:

                                                                       Complementary
                                              Bookstore     Textbook      Services
                                              Division      Division      Division       Total
                                            ------------- ------------- ------------ --------------
Quarter ended June 30, 2005:
  External customer revenues                $ 26,645,848  $ 20,792,260  $ 5,490,098   $ 52,928,206
  Intersegment revenues                          349,796     5,848,500    1,024,119      7,222,415
  Depreciation and amortization expense        1,032,866     1,507,031      655,702      3,195,599
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)    (3,428,804)    4,787,270      134,259      1,492,725

Quarter ended June 30, 2004:
  External customer revenues                $ 23,922,776  $ 19,087,613  $ 9,284,956   $ 52,295,345
  Intersegment revenues                          212,490     6,468,364      653,426      7,334,280
  Depreciation and amortization expense          883,306     1,431,349      690,169      3,004,824
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)    (2,521,296)    4,689,497      769,685      2,937,886

    The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements for the quarters ended June 30, 2005 and 2004, respectively:

                                                    Quarter Ended June 30,
                                                     2005            2004
                                                 --------------  --------------
    Revenues:
      Total for reportable segments               $ 60,150,621    $ 59,629,625
      Elimination of intersegment revenues          (7,222,415)     (7,334,280)
                                                 --------------  --------------
       Consolidated total                         $ 52,928,206    $ 52,295,345
                                                 ==============  ==============

    Depreciation and Amortization Expense:
      Total for reportable segments               $  3,195,599    $  3,004,824
      Corporate administration                         127,208         121,628
                                                 --------------  --------------
      Consolidated total                          $  3,322,807    $  3,126,452
                                                 ==============  ==============

    Loss Before Income Taxes:
      Total EBITDA for reportable segments        $  1,492,725    $  2,937,886
      Corporate administrative costs                (4,109,417)     (4,192,638)
                                                 --------------  --------------
                                                    (2,616,692)     (1,254,752)
      Depreciation and amortization                 (3,322,807)     (3,126,452)
                                                 --------------  --------------
        Consolidated loss from operations           (5,939,499)     (4,381,204)
      Interest and other expenses, net              (7,121,114)     (6,159,358)
                                                 --------------  --------------
        Consolidated loss before income taxes     $(13,060,613)   $(10,540,562)
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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash
    Flows:

                                                    Quarter ended June 30,
                                                     2005            2004
                                                --------------  --------------

EBITDA                                           $ (2,616,692)   $ (1,254,752)

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                      28,183               -
  Provision for losses on accounts receivable            (921)        (16,505)
  Cash paid for interest                           (2,854,603)     (2,781,744)
  Cash (paid) refunded for income taxes              (614,285)      4,064,291
  Other                                                     -         (10,802)
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)     (29,042,975)    (40,318,154)
                                                -------------- ---------------
Net Cash Flows from Operating Activities         $(35,101,293)   $(40,317,666)
                                                ============== ===============
Net Cash Flows from Investing Activities         $ (2,248,585)   $ 20,470,778
                                                ============== ===============
Net Cash Flows from Financing Activities         $ 13,589,850    $ (7,713,724)
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

8. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - As described in Note Q in the Company's Annual Report on Form 10-K for the year ended March 31, 2005, the Company restated its prior financial statements to correct certain lease accounting errors. Specifically, the Company reviewed its leasehold improvements to ensure amortization is recorded over the initial non-cancelable lease term, unless renewal is considered reasonably assured at the inception of the lease. This lease accounting correction also affected the purchase price allocation for the March 4, 2004 Transaction and additional goodwill was recorded.

    The Company also restated its consolidated statement of cash flows to reclassify the activity related to the restricted cash held in escrow at March 31, 2004 to fund the April 3, 2004 redemption of untendered principal balances and related accrued interest and call premiums from financing activities to investing activities.

    The impact of these restatements on the quarter ended June 30, 2004 and line items impacted by these restatements are provided below.

                                               Consolidated Balance Sheet
                                     -------------------------------------------
                                      As Previously
                                        Reported     Adjustments   As Restated
                                     -------------- ------------- --------------
June 30, 2004
   Property and equipment,            $ 38,095,507   $(3,476,625)  $ 34,618,882
      net of depreciation and
      amortization
   Goodwill                            271,571,845     1,947,204    273,519,049
   Deferred income taxes - liability    61,437,744    (1,319,775)    60,117,969
   Retained Earnings                     1,519,318      (209,646)     1,309,672

                                                  Consolidated Statement of Operations
                                             ----------------------------------------------
                                              As Previously
                                                Reported      Adjustments    As Restated
                                             --------------  ------------- ----------------
Three Months Ended June 30, 2004
   Depreciation expense                        $ 1,049,056   $     71,000     $  1,120,056
   Income tax benefit                           (4,080,988)       (27,000)      (4,107,988)
   Net loss                                     (6,388,574)       (44,000)      (6,432,574)

                                                  Consolidated Statement of Cash Flows
                                             ----------------------------------------------
                                              As Previously
                                                Reported      Adjustments    As Restated
                                             --------------  ------------- ----------------
Three Months Ended June 30, 2004
   Net cash flows from investing activities    $(6,594,222)  $ 27,065,000     $ 20,470,778
   Net cash flows from financing activities     19,351,276    (27,065,000)      (7,713,724)

9. ACCOUNTING PRONOUNCEMENTS - In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, INVENTORY PRICING to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement becomes effective for the Company in fiscal 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

    In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS--AN AMENDMENT OF APB OPINION NO. 29. This statement amends APB Opinion No. 29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges which occur beginning in fiscal 2007. The adoption of this statement is not expected to have a significant impact on the Company's consolidated financial statements.

10. SUBSEQUENT EVENTS - Subsequent to June 30, 2005, the Company opened a store serving Seminole Community College and entered into two separate agreements to acquire single bookstore locations serving the University of Delaware and Auburn University. In addition, on July 15, 2005, the Company entered into an interest rate swap agreement to convert certain variable rate debt into fixed rate debt. The notional amount under the interest rate swap agreement is $175 million and will decrease over approximately three years to $130 million.

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Effective July 1, 2002, the Company's distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. Effective January 1, 2005, the Company's textbook division was separately incorporated under the laws of the State of Delaware as NBC Textbooks LLC, a wholly-owned subsidiary of the Company. In connection with their incorporation, Specialty Books, Inc. and NBC Textbooks LLC have unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of the Company's obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes. Specialty Books, Inc. and NBC Textbooks LLC are also a party to the Guarantee and Collateral Agreement related to the Senior Credit Facility. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (Nebraska Book Company, Inc.), subsidiary guarantors (Specialty Books, Inc. and NBC Textbooks LLC), consolidating eliminations, and consolidated totals. Activity in the textbook division prior to incorporation on January 1, 2005 has been separately "carved out" and presented in the subsidiary guarantors column. Beginning January 1, 2005, an administrative fee is now assessed to the Company's operating divisions, including Specialty Books, Inc. and NBC Textbooks LLC, for administrative costs incurred on behalf of the operating divisions by the corporate administrative divisions. There were no such fee assessments in the quarter ended June 30, 2004. The following condensed consolidating financial information as of and for the quarter ended June 30, 2004 has been restated to reflect the effects of the restatements described in Note 8, Restatement of Consolidated Financial Statements, to the Consolidated Financial Statements.

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2005
-----------------------------------------------------------------------------------------------------------------

                                                      Nebraska
                                                        Book         Subsidiary                     Consolidated
                                                    Company, Inc.    Guarantors      Eliminations       Totals
                                                    --------------  -------------   --------------  -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $  4,423,122   $  3,041,193    $           -   $  7,464,315
  Receivables                                          72,393,954     21,602,010      (62,068,138)    31,927,826
  Inventories                                          58,237,304     41,870,540                -    100,107,844
  Recoverable income taxes                              5,051,300              -                -      5,051,300
  Deferred income taxes                                 1,286,182      4,315,000                -      5,601,182
  Prepaid expenses and other assets                     1,044,588          3,632                -      1,048,220
                                                    --------------  -------------   --------------  -------------
    Total current assets                              142,436,450     70,832,375      (62,068,138)   151,200,687

PROPERTY AND EQUIPMENT, net                            33,127,899      4,694,355                -     37,822,254

GOODWILL                                              285,267,888              -                -    285,267,888

IDENTIFIABLE INTANGIBLES, net                          49,182,039    101,387,104                -    150,569,143

OTHER ASSETS                                           75,455,974         21,077      (65,050,861)    10,426,190
                                                    --------------  -------------   --------------  -------------
                                                     $585,470,250   $ 176,934,911   $(127,118,999)  $635,286,162
                                                    ==============  =============   ==============  =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $ 15,471,800   $ 62,068,138    $ (62,068,138)  $ 15,471,800
  Accrued employee compensation and benefits            4,508,689      1,275,769                -      5,784,458
  Accrued interest                                      4,550,967              -                -      4,550,967
  Accrued incentives                                       18,087      9,296,809                -      9,314,896
  Accrued expenses                                      1,069,087         48,334                -      1,117,421
  Deferred revenue                                        968,438              -                -        968,438
  Current maturities of long-term debt                  1,833,014              -                -      1,833,014
  Current maturities of capital lease obligations         256,048              -                -        256,048
  Revolving credit facility                            14,100,000              -                -     14,100,000
                                                    --------------  -------------   --------------  -------------
    Total current liabilities                          42,776,130     72,689,050      (62,068,138)    53,397,042

LONG-TERM DEBT, net of current maturities             351,344,270              -                -    351,344,270

CAPITAL LEASE OBLIGATIONS, net of current maturities    2,458,726              -                -      2,458,726

OTHER LONG-TERM LIABILITIES                             1,363,985              -                -      1,363,985

DEFERRED INCOME TAXES                                  19,669,379     39,195,000                -     58,864,379

DUE TO PARENT                                          16,781,343              -                -     16,781,343

COMMITMENTS

STOCKHOLDER'S EQUITY                                  151,076,417     65,050,861      (65,050,861)   151,076,417
                                                    --------------  -------------   --------------  -------------
                                                     $585,470,250   $176,934,911    $(127,118,999)  $635,286,162
                                                    ==============  =============   ==============  =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2005
----------------------------------------------------------------------------------------------------------------

                                                      Nebraska
                                                         Book        Subsidiary                     Consolidated
                                                     Company, Inc.   Guarantors     Eliminations      Totals
                                                    -------------- -------------    ------------     -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $ 28,762,182    $  2,462,161  $           -    $ 31,224,343
  Receivables                                         65,549,416      14,990,509    (49,586,792)     30,953,133
  Inventories                                         40,679,066      31,880,896              -      72,559,962
  Deferred income taxes                                1,013,182       4,523,000              -       5,536,182
  Prepaid expenses and other assets                      585,409           1,572              -         586,981
                                                      -----------     ----------- --------------  --------------
    Total current assets                             136,589,255      53,858,138    (49,586,792)    140,860,601

PROPERTY AND EQUIPMENT, net                           32,822,702       4,689,685              -      37,512,387

GOODWILL                                             284,898,526               -              -     284,898,526

IDENTIFIABLE INTANGIBLES, NET                         49,905,694     102,744,967              -     152,650,661

OTHER ASSETS                                          74,928,225          21,077    (63,632,195)     11,317,107
                                                    ------------     -----------  --------------  --------------
                                                    $579,144,402    $161,313,867  $(113,218,987)   $627,239,282
                                                    ============     ===========  ==============  ==============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $ 15,724,221    $ 49,586,792  $ (49,586,792)   $ 15,724,221
  Accrued employee compensation and benefits           7,091,507         843,310              -       7,934,817
  Accrued interest                                       628,906               -              -         628,906
  Accrued incentives                                      93,320       7,667,976              -       7,761,296
  Accrued expenses                                     1,114,430          31,958              -       1,146,388
  Income taxes payable                                   544,578               -              -         544,578
  Deferred revenue                                     1,042,660               -              -       1,042,660
  Current maturities of long-term debt                 1,832,144               -              -       1,832,144
  Current maturities of capital lease obligations        237,955               -              -         237,955
                                                    -------------   -------------  -------------   -------------
    Total current liabilities                         28,309,721      58,130,036    (49,586,792)     36,852,965

LONG-TERM DEBT, net of current maturities            351,802,856               -              -     351,802,856

CAPITAL LEASE OBLIGATIONS, net of current maturities   2,529,253               -              -       2,529,253

OTHER LONG-TERM LIABILITIES                            1,316,835               -              -       1,316,835

DEFERRED INCOME TAXES                                 19,462,743      39,551,636              -      59,014,379

DUE TO PARENT                                         16,574,575               -              -      16,574,575

COMMITMENTS

STOCKHOLDER'S EQUITY                                 159,148,419      63,632,195    (63,632,195)    159,148,419
                                                    -------------   ------------- --------------  --------------
                                                    $579,144,402    $161,313,867  $(113,218,987)   $627,239,282
                                                    =============   ============= ==============  ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2004
------------------------------------------------------------------------------------------------------------

                                                    Nebraska
                                                      Book        Subsidiary                    Consolidated
                                                   Company, Inc.  Guarantors    Eliminations       Totals
                                                   ------------- ------------   ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $  3,524,403   $  2,191,166   $           -    $  5,715,569
  Receivables                                      89,519,646     20,318,820     (80,792,297)     29,046,169
  Inventories                                      52,349,721     45,385,134               -      97,734,855
  Recoverable income taxes                          4,250,650              -               -       4,250,650
  Deferred income taxes                             3,023,015      3,946,000               -       6,969,015
  Prepaid expenses and other assets                   812,967          8,982               -         821,949
                                                 -------------  -------------  -------------    -------------
    Total current assets                          153,480,402     71,850,102     (80,792,297)    144,538,207

PROPERTY AND EQUIPMENT, net                        30,573,548      4,045,334               -      34,618,882

GOODWILL                                          273,519,049              -               -     273,519,049

IDENTIFIABLE INTANGIBLES, net                      49,410,812    106,818,556               -     156,229,368

OTHER ASSETS                                       62,214,068         21,077     (50,515,675)     11,719,470
                                                 -------------  -------------  -------------   -------------
                                                 $569,197,879   $182,735,069   $(131,307,972)   $620,624,976
                                                 =============  =============  =============   =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $ 15,781,650   $ 80,792,297   $ (80,792,297)   $ 15,781,650
  Accrued employee compensation and benefits        4,269,750      1,196,452               -       5,466,202
  Accrued interest                                  5,047,078              -               -       5,047,078
  Accrued incentives                                   14,489      9,164,097               -       9,178,586
  Accrued expenses                                  1,169,998         17,696               -       1,187,694
  Deferred revenue                                    845,288              -               -         845,288
  Current maturities of long-term debt              1,829,664              -               -       1,829,664
  Current maturities of capital lease
    obligations                                       193,264              -               -         193,264
  Revolving credit facility                         8,500,000              -               -       8,500,000
                                                 -------------  -------------   -------------   -------------
    Total current liabilities                      37,651,181     91,170,542     (80,792,297)     48,029,426

LONG-TERM DEBT, net of current maturities         353,177,283              -               -     353,177,283

CAPITAL LEASE OBLIGATIONS,
net of current maturities                           2,714,774              -               -       2,714,774

OTHER LONG-TERM LIABILITIES                           321,418              -               -         321,418

DEFERRED INCOME TAXES                              19,069,117     41,048,852               -      60,117,969

DUE TO PARENT                                      16,997,831              -               -      16,997,831

COMMITMENTS

STOCKHOLDER'S EQUITY                              139,266,275     50,515,675     (50,515,675)    139,266,275
                                                 -------------  -------------  --------------  -------------
                                                 $569,197,879   $182,735,069   $(131,307,972)   $620,624,976
                                                 =============  =============  ==============  =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2005
-----------------------------------------------------------------------------------------------------------

                                              Nebraska
                                                 Book        Subsidiary                        Consolidated
                                             Company, Inc.   Guarantors        Eliminations       Totals
                                            -------------- ---------------    -------------   -------------
REVENUES, net of returns                    $ 29,619,390    $ 29,157,316      $ (5,848,500)   $ 52,928,206

COSTS OF SALES                                19,067,596      18,573,856        (6,276,006)     31,365,446
                                            -------------   -------------    -------------    -------------
Gross profit                                  10,551,794      10,583,460           427,506      21,562,760

OPERATING EXPENSES (INCOME):
  Selling, general and administrative         17,866,414       5,885,532           427,506      24,179,452
  Depreciation                                   993,422         188,735                 -       1,182,157
  Amortization                                   782,787       1,357,863                 -       2,140,650
  Intercompany administrative fee               (924,300)        924,300                 -               -
  Equity in earnings of subsidiary            (1,418,666)              -         1,418,666               -
                                            -------------   -------------    -------------    -------------
                                              17,299,657       8,356,430         1,846,172      27,502,259
                                            -------------   -------------    -------------    -------------

INCOME (LOSS) FROM OPERATIONS                 (6,747,863)      2,227,030        (1,418,666)     (5,939,499)

OTHER EXPENSES (INCOME):
  Interest expense                             7,149,297               -                 -       7,149,297
  Interest income                                (28,183)              -                 -         (28,183)
                                            -------------   -------------     -------------   -------------
                                               7,121,114               -                 -       7,121,114
                                            -------------   -------------     -------=-----   -------------

INCOME (LOSS) BEFORE INCOME TAXES            (13,868,977)      2,227,030        (1,418,666)    (13,060,613)

INCOME TAX EXPENSE (BENEFIT)                  (5,798,189)        808,364                 -      (4,989,825)
                                            -------------   -------------     -------------   -------------
NET INCOME (LOSS)                           $ (8,070,788)   $  1,418,666      $ (1,418,666)   $ (8,070,788)
                                            =============   =============     =============   =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2004
--------------------------------------------------------------------------------------------------

                                         Nebraska
                                           Book         Subsidiary                    Consolidated
                                        Company, Inc.   Guarantors     Eliminations      Totals
                                        ------------- --------------   ------------  -------------

REVENUES, net of returns                $26,476,816     $32,286,893    $(6,468,364)  $ 52,295,345

COSTS OF SALES                           17,600,982      20,814,456     (6,927,014)    31,488,424
                                        ------------   -------------   ------------  -------------
  Gross profit                            8,875,834      11,472,437        458,650     20,806,921

OPERATING EXPENSES (INCOME):
  Selling, general and administrative    15,252,079       6,350,944        458,650     22,061,673
  Depreciation                            1,005,889         114,167              -      1,120,056
  Amortization                              648,533       1,357,863              -      2,006,396
  Equity in earnings of subsidiary       (2,149,937)              -      2,149,937              -
                                        ------------   -------------   ------------  -------------
                                         14,756,564       7,822,974      2,608,587     25,188,125
                                        ------------   -------------   ------------  -------------

INCOME (LOSS) FROM OPERATIONS            (5,880,730)      3,649,463     (2,149,937)    (4,381,204)

OTHER EXPENSES:
  Interest expense                        6,159,358               -              -      6,159,358
                                        ------------   -------------   ------------  ------------
                                          6,159,358               -              -      6,159,358
                                        ------------   -------------   ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES       (12,040,088)      3,649,463     (2,149,937)   (10,540,562)

INCOME TAX EXPENSE (BENEFIT)             (5,607,514)      1,499,526              -     (4,107,988)
                                        ------------   -------------   ------------  -------------
NET INCOME (LOSS)                       $(6,432,574)    $ 2,149,937    $(2,149,937)  $ (6,432,574)
                                        ============   =============   ============  =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2005
------------------------------------------------------------------------------------------------------------


                                                       Nebraska
                                                         Book        Subsidiary                 Consolidated
                                                     Company, Inc.   Guarantors   Eliminations     Totals
                                                     ------------- -------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES               $(35,873,730)   $   772,437    $        -   $(35,101,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (1,296,932)      (193,405)            -     (1,490,337)
  Acquisitions, net of cash acquired                   (758,248)             -             -       (758,248)
                                                   -------------   ------------  ------------  -------------
    Net cash flows from investing activities         (2,055,180)      (193,405)            -     (2,248,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                 (457,716)             -             -       (457,716)
  Principal payments on capital lease obligations       (52,434)             -             -        (52,434)
  Net increase in revolving credit facility          14,100,000              -             -     14,100,000
                                                   -------------   ------------  ------------  -------------
    Net cash flows from financing activities         13,589,850              -             -     13,589,850
                                                   -------------   ------------  ------------  -------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVAlENTS                                    (24,339,060)       579,032             -    (23,760,028)

CASH AND CASH EQUIVALENTS, Beginning of period       28,762,182      2,462,161             -     31,224,343
                                                   -------------   ------------  ------------  -------------
CASH AND CASH EQUIVALENTS, End of period            $ 4,423,122    $ 3,041,193    $        -   $  7,464,315
                                                   =============   ============  ============  =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004
----------------------------------------------------------------------------------------------------------

                                                    Nebraska
                                                      Book       Subsidiary                   Consolidated
                                                  Company, Inc.  Guarantors    Eliminations      Totals
                                                  ------------- ------------   ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES            $(41,192,960)  $   875,294      $       -    $(40,317,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment             (1,098,667)   (1,099,922)             -      (2,198,589)
  Acquisitions, net of cash acquired              (4,395,633)            -              -      (4,395,633)
  Decrease in restricted cash                     27,065,000             -              -      27,065,000
                                                -------------  -------------   -----------   -------------
    Net cash flows from investing activities      21,570,700    (1,099,922)             -      20,470,778

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                        (184,742)            -              -        (184,742)
  Principal payments on long-term debt           (15,866,933)            -              -     (15,866,933)
  Principal payments on capital lease
    obligations                                      (41,264)            -              -         (41,264)
  Net increase in revolving credit facility        8,500,000             -              -       8,500,000
  Dividends paid to parent                          (120,785)            -              -        (120,785)
                                                -------------  ------------   ------------   -------------
    Net cash flows from financing activities      (7,713,724)            -              -      (7,713,724)
                                                -------------  ------------   ------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS        (27,335,984)     (224,628)             -     (27,560,612)

CASH AND CASH EQUIVALENTS,
Beginning of period                               30,860,387     2,415,794              -      33,276,181
                                                -------------  ------------   ------------   -------------
CASH AND CASH EQUIVALENTS, End of period        $  3,524,403   $ 2,191,166      $       -    $  5,715,569
                                                =============  ============   ============   =============

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The accompanying Management's Discussion and Analysis gives effect to the restatement of our consolidated financial statements for the quarter ended June 30, 2004 to correct our accounting treatment for leases and depreciation of related leasehold improvements and to reclassify the activity related to restricted cash from financing cash flows to investing cash flows, as described in Note 8, Restatement of Consolidated Financial Statements, to the consolidated financial statements.

                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. We completed the acquisition, initiated the contract-management, or established the start-up of five bookstore locations in the first three months of fiscal 2006 in the following locations: Waco, Texas; Dayton, Ohio; Erie, Pennsylvania; Grand Forks, North Dakota; and Port Huron, Michigan. Subsequent to June 30, 2005, we also opened a store serving Seminole Community College in Lake Mary, Florida and entered into two separate agreements to acquire single bookstore locations serving the University of Delaware and Auburn University. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the quarter ended June 30, 2005 increased $0.6 million, or 1.2% from the quarter ended June 30, 2004. Although revenues were up slightly in the Textbook and Bookstore Divisions for this seasonally-low revenue quarter, such increases were offset by revenue declines in the Complementary Services Division attributable to the loss of the distance education program's largest customer. Please see our Form 10-K for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005, for more information on the loss of the distance education program's largest customer.

    EBITDA RESULTS. Consolidated EBITDA for the quarter ended June 30, 2005 decreased $1.4 million from the quarter ended June 30, 2004. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis. The EBITDA decline is primarily attributable to growth in the Bookstore Division, resulting in increased expenses for this division in this seasonally-low revenue quarter, and to lower EBITDA in the Complementary Services Division due primarily to lower revenues in the distance education program.

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

     QUARTER ENDED JUNE 30, 2005 COMPARED WITH QUARTER ENDED JUNE 30, 2004.

    REVENUES. Revenues for the quarters ended June 30, 2005 and 2004 and the corresponding change in revenues were as follows:

                                     2005           2004         Amount     Percentage
                                -------------- -------------- ------------- ----------
Bookstore Division               $ 26,995,644   $ 24,135,266   $ 2,860,378     11.9 %
Textbook Division                  26,640,760     25,555,977     1,084,783      4.2 %
Complementary Services Division     6,514,217      9,938,382    (3,424,165)   (34.5)%
Intercompany eliminations          (7,222,415)    (7,334,280)      111,865     (1.5)%
                                -------------- -------------- ------------- ----------
                                 $ 52,928,206   $ 52,295,345   $   632,861      1.2 %
                                ============== ============== ============= ==========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 16 bookstores through acquisition or start-up since April 1, 2004. The new bookstores provided an additional $2.6 million of revenue in the quarter ended June 30, 2005. Same-store sales also increased by $0.3 million, or 1.1%, in the quarter ended June 30, 2005 due to an increase in the clothing and insignia wear sales. The Company defines same-store sales for the quarter ended June 30, 2005 as sales from any store, even if expanded or relocated, that has a full three months of sales in the quarters ended June 30, 2005 and 2004. In the quarter ended June 30, 2005, Textbook Division revenues were up 4.2% compared to the quarter ended June 30, 2004 due to a 1.4% increase in units sold and a 3.8% price increase, which were partially offset by an increase in sales returns. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials, as more fully described in our Form 10-K for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005.

    GROSS PROFIT. Gross profit for the quarter ended June 30, 2005 increased $0.8 million, or 3.6%, to $21.6 million from $20.8 million for the quarter ended June 30, 2004. The increase in gross profit was partly attributable to the increase in revenues from the Company's higher margin divisions, offset by a decline in the distance education program for the period. Gross margin percentage improved to 40.7% for the quarter ended June 30, 2005 from 39.8% for the quarter ended June 30, 2004. The increase in gross margin percentage was primarily attributable to an increase in the gross margin percentage in the Bookstore Division combined with the decline in lower-margin distance education program revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended June 30, 2005 increased $2.1 million, or 9.6%, to $24.2 million from $22.1 million for the quarter ended June 30, 2004. Selling, general and administrative expenses as a percentage of revenues were 45.7% and 42.2% for the quarters ended June 30, 2005 and 2004, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted an increase of $0.6 million in personnel costs, $0.6 million in advertising expense, and $0.5 million in rent.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended June 30, 2005 and 2004 and the corresponding change in EBITDA were as follows:

                                    2005          2004         Amount     Percentage
                                ------------- ------------- ------------- ----------
Bookstore Division               $(3,428,804)  $(2,521,296)  $  (907,508)   (36.0)%
Textbook Division                  4,787,270     4,689,497        97,773      2.1 %
Complementary Services Division      134,259       769,685      (635,426)   (82.6)%
Corporate administration          (4,109,417)   (4,192,638)       83,221      2.0 %
                                ------------- ------------- ------------- ----------
                                 $(2,616,692)  $(1,254,752)  $(1,361,940)  (108.5)%
                                ============= ============= ============= ==========

    The decrease in Bookstore Division EBITDA was primarily due to increased expenses resulting from growth in the number of college bookstores owned by us, combined with the fact that the first quarter is a seasonally-low revenue quarter for the Bookstore Division. The small change in EBITDA in the Textbook Division was primarily due to the impact of increased revenues being offset by a slight decline in gross margin percentage. The decrease in EBITDA in the Complementary Services Division was primarily due to a decrease in the distance education program revenues as previously discussed, in part offset by a smaller decrease in selling, general, and administrative expenses.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                   Quarter ended June 30,
                                                      2005            2004
                                                --------------- ---------------

EBITDA                                           $  (2,616,692)  $  (1,254,752)

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                       28,183               -
  Provision for losses on accounts receivable             (921)        (16,505)
  Cash paid for interest                            (2,854,603)     (2,781,744)
  Cash (paid) refunded for income taxes               (614,285)      4,064,291
  Other                                                      -         (10,802)
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)      (29,042,975)    (40,318,154)
                                                --------------- ---------------
Net Cash Flows from Operating Activities         $ (35,101,293)  $ (40,317,666)
                                                =============== ===============
Net Cash Flows from Investing Activities         $  (2,248,585)  $  20,470,778
                                                =============== ===============
Net Cash Flows from Financing Activities         $  13,589,850   $  (7,713,724)
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

     INTEREST EXPENSE, NET. Interest expense, net for the quarter ended June 30, 2005 increased $0.9 million, or 15.6%, to $7.1 million from $6.2 million for the quarter ended June 30, 2004, primarily due to higher interest rates on the Term Loan.

     INCOME TAXES. Income tax benefit for the quarter ended June 30, 2005 increased $0.9 million to $5.0 million from $4.1 million for the quarter ended June 30, 2004. Our effective tax rate for the quarters ended June 30, 2005 and 2004 was 38.2% and 39.0%, respectively. The decrease in the effective tax rate is primarily attributable to a decrease in state income tax rates due to the separate incorporation of NBC Textbooks LLC which was effective January 1, 2005. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

    GOODWILL AND INTANGIBLE ASSETS. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including Statements of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED; No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS; and No. 144, IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Our evaluation of impairment is based on a combination of our projection of estimated future cash flows and other valuation methodologies. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets. The March 4, 2004 Transaction resulted in the application of purchase accounting to our balance sheet as of the transaction date. The fair values of our assets and liabilities were determined in part from a valuation by an independent appraiser. In certain circumstances, company management performed valuations where appropriate. The goodwill in the transaction was determined by calculating the difference between the purchase price and the fair value of net assets acquired.

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


LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our Revolving Credit Facility. At June 30, 2005, our total indebtedness was $370.0 million, consisting of a $177.8 million Term Loan, $175.0 million of Senior Subordinated Notes, $14.1 million of outstanding indebtedness under the Revolving Credit Facility, and $3.1 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued Senior Discount Notes, the balance of which at June 30, 2005 was $57.6 million (face value of $77.0 million less $19.4 million discount).

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and NBC's Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, we are scheduled to make principal payments totaling $1.8 million in each of fiscals 2006-2010 and $169.2 million in fiscal 2011. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Term Loan principal balances. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by us. As noted in Note 10, Subsequent Events, to the Consolidated Financial Statements, we have entered into an interest rate swap agreement effective July 15, 2005 to convert certain variable rate debt into fixed rate debt. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.

INVESTING CASH FLOWS

    Our capital expenditures were $1.5 million and $2.2 million for the three months ended June 30, 2005 and 2004, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2006 is $10.5 million.

    Business acquisition expenditures were $0.8 million and $4.4 million for the three months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005, single bookstore locations were acquired serving Gannon University, McLennan Community College, and St. Clair County Community College and single bookstore location start-ups serving the University of North Dakota and Sinclair Community College were established. For the three months ended June 30, 2004, single bookstore locations were acquired serving Eastern Michigan University and Alma College; and two bookstore locations were acquired serving the University of North Florida and Florida Community College at Jacksonville. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the three months ended June 30, 2005 and 2004, no bookstore locations were closed.

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

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used for operating activities for the three months ended June 30, 2005 were $35.1 million, down $5.2 million from $40.3 million for the three months ended June 30, 2004. The decrease in cash used was attributable, in large part, to an $11.0 million decline in accounts payable during the three months ended June 30, 2004 relating to the portion of the restricted cash held in escrow that was utilized to redeem NBC's untendered former senior discount debentures on April 3, 2004. This decrease in the usage of cash was partially offset by receipt of a $4.5 million refund of fiscal 2004 estimated tax payments received in the three months ended June 30, 2004. This refund was primarily related to expenses incurred in connection with the March 4, 2004 Transaction.

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

    In accordance with such covenant restrictions, we declared and paid $0.1 million in dividends to NBC during the three months ended June 30, 2004 for costs associated with the March 4, 2004 Transaction.

SOURCES OF AND NEEDS FOR CAPITAL

    As of June 30, 2005, we could borrow up to $50.0 million under the Revolving Credit Facility, outstanding indebtedness under which was $14.1 million. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

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

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

      In accordance with our debt covenants, we declared and paid $0.1 million in dividends to NBC during the three months ended June 30, 2004 for costs associated with the March 4, 2004 Transaction.

ACCOUNTING PRONOUNCEMENTS

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

    In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS--AN AMENDMENT OF APB OPINION NO. 29. This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges which occur beginning in fiscal 2007. The adoption of this statement is not expected to have a significant impact on the Company's consolidated financial statements.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks for students; increased competition for the purchase and sale of used textbooks from student to student transactions; ability to successfully acquire bookstores or to integrate future acquisitions; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or inability to raise or unavailability of additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in this Quarterly Report on Form 10-Q, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

    WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF WHOM COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL PERFORMANCE. Our future success depends to a significant extent on the efforts and abilities of our management team. Our management team has over 120 years of cumulative experience in the college bookstore industry. The loss of the services of these individuals could have a material adverse effect on our business, financial condition and results of operations.

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

    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING. We have $370.0 million of outstanding indebtedness at June 30, 2005. NBC has additional outstanding indebtedness of $57.6 million as of June 30, 2005 under the Senior Discount Notes. The degree to which we are leveraged could have important consequences, including the following:

o our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes may be impaired;

o a substantial portion of our cash flow from operations must be dedicated to the payment of interest on outstanding indebtedness, thereby reducing the funds available to us for other purposes, such as capital expenditures and acquisitions;

o all of the indebtedness outstanding under the Senior Credit Facility is secured by substantially all of our assets, and will mature prior to the Senior Subordinated Notes and the Senior Discount Notes;

o we believe we are substantially more leveraged than certain of our competitors, which might place us at a competitive disadvantage;

o we may be hindered in our ability to adjust rapidly to changing market conditions;

o we may be more vulnerable in the event of a downturn in general economic conditions or in our industry or business; and

o our indebtedness may make it more difficult for us to satisfy our financial obligations.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $370.0 million in total indebtedness outstanding at June 30, 2005, approximately $182.8 million (including $5.0 million under the Revolving Credit Facility) is subject to fluctuations in the Eurodollar interest rate and $9.1 million is subject to fluctuations in the Prime rate. As provided in our Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and, at times, by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. As described in Note 10, Subsequent Events, to the Consolidated Financial Statements, we have entered into an interest rate swap agreement effective July 15, 2005. The notional amount under the interest rate swap agreement is $175 million and will decrease over approximately three years to $130 million.

    Certain quantitative market risk disclosures have changed since March 31, 2005 as a result of market fluctuations, movement in interest rates, and principal payments. The following table presents summarized market risk information as of June 30, 2005 and March 31, 2005, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                  June 30,      March 31,
                                                    2005           2005
                                               -------------- --------------
Fair Values:
  Fixed rate debt                               $ 167,799,027  $ 172,617,616
  Variable rate debt
  (excluding Revolving Credit Facility)           177,750,000    178,200,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                       8.65%          8.65%
  Variable rate debt
  (excluding Revolving Credit Facility)                 6.64%          7.21%


                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

    In connection with the preparation of our Annual Report on Form 10-K as of March 31, 2005, our management assessed the effectiveness of our internal control over financial reporting. In performing this assessment, management, in consultation with the audit committee, determined that our Consolidated Statement of Cash Flows for the period ended March 31, 2004 should be restated to reclassify $27,065,000 from "net cash flows from financing activities" to "net cash flows from investing activities," and accordingly, we restated our Consolidated Statement of Cash Flows for the period ended March 31, 2004. This restatement was the result of a material weakness in internal control over financial reporting as the control over the proper classification in the Consolidated Statement of Cash Flows of the cash transferred to restricted cash did not operate effectively. During the quarter ended June 30, 2005 and prior to filing our Annual Report on Form 10-K for fiscal 2005, we corrected the classification in the Consolidated Statement of Cash Flows for the period ended March 31, 2004 and instituted procedures which enhanced our process for classifying items in our Consolidated Statement of Cash Flows. We believe these actions remediate our material weakness.

    CHANGES IN INTERNAL CONTROLS. Other than the changes to our process for classifying items in our Consolidated Statement of Cash Flows noted above, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                                ITEM 6. EXHIBITS

        Exhibits

        10.1 Third Amendment, dated as of August 1, 2005, to the Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Bank of America, N.A. and Wells Fargo Bank N.A., as Co-Documentation Agents.

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




                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2005.


NEBRASKA BOOK COMPANY, INC.



/s/ Mark W. Oppegard                          /s/ Alan G. Siemek
---------------------------                   ----------------------------
Mark W. Oppegard                              Alan G. Siemek
Chief Executive Officer, President and        Chief Financial Officer,
Director                                      Senior Vice President
                                              of Finance and Administration,
                                              Treasurer and Assistant Secretary

                                  EXHIBIT INDEX


        10.1 Third Amendment, dated as of August 1, 2005, to the Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Bank of America, N.A. and Wells Fargo Bank N.A., as Co-Documentation Agents.

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