Form 10-Q
period 2005-09-30
NEBRASKA BOOK CO
filed 2005-11-14
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] NO [X]


               TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                      AS OF NOVEMBER 14, 2005: 100 SHARES

                            TOTAL NUMBER OF PAGES: 40

                             EXHIBIT INDEX: PAGE 40

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------------------
                                                   September 30,   March 31,    September 30,
                                                       2005           2005          2004
                                                   ------------   ------------  ------------
                                                                                (as restated)
                                                                                (see Note 9)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $ 74,667,826   $ 31,224,343  $ 73,628,174
  Receivables                                       42,559,196     30,953,133    40,322,590
  Inventories                                       75,087,146     72,559,962    73,898,257
  Deferred income taxes                              7,196,782      5,536,182     6,752,015
  Prepaid expenses and other assets                    754,696        586,981       741,150
                                                   ------------   ------------  ------------
    Total current assets                           200,265,646    140,860,601   195,342,186

PROPERTY AND EQUIPMENT, net of depreciation
& amortization                                      38,369,693     37,512,387    36,522,874

GOODWILL                                           288,369,937    284,898,526   273,579,748

IDENTIFIABLE INTANGIBLES, net of amortization      148,931,750    152,650,661   154,214,892

DEBT ISSUE COSTS, net of amortization                8,464,752      8,968,851     9,471,992

OTHER ASSETS                                         2,750,179      2,348,256     2,149,190
                                                   ------------   ------------  ------------
                                                  $687,151,957   $627,239,282  $671,280,882
                                                   ============   ============  ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $ 59,321,912   $ 15,724,221  $ 54,498,486
  Accrued employee compensation and benefits         7,095,022      7,934,817     6,921,357
  Accrued interest                                     708,403        628,906       667,800
  Accrued incentives                                 8,031,593      7,761,296     8,196,334
  Accrued expenses                                     347,020      1,146,388     1,230,458
  Income taxes payable                               7,839,512        544,578     7,491,452
  Deferred revenue                                   2,112,384      1,042,660     1,474,583
  Current maturities of long-term debt               1,833,910      1,832,144     1,830,469
  Current maturities of capital lease obligations      253,837        237,955       206,307
                                                   ------------   ------------  ------------
    Total current liabilities                       87,543,593     36,852,965    82,517,246

LONG-TERM DEBT, net of current maturities          350,885,448    351,802,856   352,719,357

CAPITAL LEASE OBLIGATIONS,
net of current maturities                            2,383,375      2,529,253     2,656,684

OTHER LONG-TERM LIABILITIES                          1,348,247      1,316,835       325,955

DEFERRED INCOME TAXES                               58,710,579     59,014,379    59,684,969

DUE TO PARENT                                       16,603,575     16,574,575    16,741,079

COMMITMENTS (Note 5)

STOCKHOLDER'S EQUITY:
  Common stock, voting, authorized 50,000 shares
  of $1.00 par value; issued and
  outstanding 100 shares                                   100            100           100
  Additional paid-in capital                       138,019,575    137,957,730   137,955,276
  Retained earnings                                 31,657,465     21,190,589    18,680,216
                                                 --------------  ------------- -------------
    Total stockholder's equity                     169,677,140    159,148,419   156,635,592
                                                 --------------  ------------- -------------
                                                  $687,151,957   $627,239,282  $671,280,882
                                                 ==============  ============= =============


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
----------------------------------------------------------------------------------------------------

                                           Quarter        Quarter       Six Months     Six Months
                                            Ended          Ended          Ended         Ended
                                         September 30,  September 30,  September 30,  September 30,
                                             2005           2004           2005           2004
                                         -------------  -------------  -------------  -------------
                                                        (as restated)                 (as restated)
                                                        (see Note 9)                  (see Note 9)
REVENUES, net of returns                 $185,203,022   $174,229,606   $238,131,228   $226,524,951

COSTS OF SALES (exclusive of
depreciation shown below)                 116,141,578    109,131,893    147,507,024    140,620,317
                                         -------------  -------------  -------------  -------------
  Gross profit                             69,061,444     65,097,713     90,624,204     85,904,634

OPERATING EXPENSES:
  Selling, general and administrative      29,421,285     26,996,034     53,600,737     49,057,707
  Depreciation                              1,204,328      1,170,348      2,386,485      2,290,404
  Amortization                              2,166,999      2,016,608      4,307,649      4,023,004
                                         -------------  -------------  -------------  -------------
                                           32,792,612     30,182,990     60,294,871     55,371,115
                                         -------------  -------------  -------------  -------------
INCOME FROM OPERATIONS                     36,268,832     34,914,723     30,329,333     30,533,519
                                         -------------  -------------  -------------  -------------

OTHER EXPENSES (INCOME):
  Interest expense                          7,270,714      6,293,775     14,420,011     12,453,133
  Interest income                            (295,605)      (133,496)      (323,788)      (133,496)
  Gain on derivative financial
    instruments                              (730,766)             -       (730,766)             -
                                         -------------  -------------  -------------  -------------
                                            6,244,343      6,160,279     13,365,457     12,319,637
                                         -------------  -------------  -------------  -------------

INCOME BEFORE INCOME TAXES                 30,024,489     28,754,444     16,963,876     18,213,882

INCOME TAX EXPENSE                         11,486,825     11,372,219      6,497,000      7,264,231
                                         -------------  -------------  -------------  -------------
NET INCOME                               $ 18,537,664   $ 17,382,225   $ 10,466,876   $ 10,949,651
                                         =============  =============  =============  =============


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                                Accumulated
                                       Additional                  Other
                              Common    Paid-in       Retained  Comprehensive             Comprehensive
                               Stock    Capital       Earnings     Income         Total      Income
                              ------- ------------  ----------- -------------  ---------- -------------
BALANCE, April 1, 2004        $ 100   $137,957,716  $ 7,863,031  $      -    $145,820,847

  Contributed capital             -         (2,440)           -         -          (2,440) $        -

  Net income (as restated)
  (see Note 9)                    -              -   10,949,651         -      10,949,651   10,949,651

  Dividends declared              -              -     (132,466)        -        (132,466)          -
                              ------  ------------  -----------  ----------  ------------- -----------

BALANCE, September 30, 2004
(as restated)(see Note 9)     $ 100   $137,955,276  $18,680,216  $      -    $156,635,592  $10,949,651
                              ======  ============  ===========  ==========  ============= ===========

BALANCE, April 1, 2005        $ 100   $137,957,730  $21,190,589  $      -    $159,148,419

  Contributed capital             -         41,845            -         -          41,845  $        -

  Tax benefit arising
  from exercise of 640
  stock options                   -         20,000            -         -          20,000           -

  Net income                      -              -   10,466,876         -      10,466,876   10,466,876
                              ------  ------------  -----------  ----------  ------------- -----------
BALANCE, September 30, 2005   $ 100   $138,019,575  $31,657,465  $      -    $169,677,140  $10,466,876
                              ======  ============  ===========  ==========  ============= ===========



See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                      Six Months    Six Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                         2005          2004
                                                    ------------- --------------
                                                                  (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:                             (see Note 9)
  Net income                                        $10,466,876    $10,949,651
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Provision for losses on receivables                  24,514         14,674
    Depreciation                                      2,386,485      2,290,404
    Amortization                                      5,060,561      4,748,607
    Gain on derivative financial instruments           (730,766)             -
    Loss on disposal of assets                            2,390         15,546
    Deferred income taxes                            (1,960,000)    (1,522,000)
    Changes in operating assets and liabilities,
    net of effect of acquisitions/disposals:
      Receivables                                   (11,583,397)    (9,925,814)
      Inventories                                      (768,423)    (3,040,178)
      Recoverable income taxes                                -      5,351,480
      Prepaid expenses and other assets                (137,715)       132,017
      Other assets                                      363,105         76,611
      Accounts payable                               42,906,675     25,197,718
      Accrued employee compensation and benefits     (1,016,168)    (2,197,373)
      Accrued interest                                   79,497     (1,374,157)
      Accrued incentives                                270,297      1,214,030
      Accrued expenses                                 (806,302)        24,893
      Income taxes payable                            7,301,351      7,491,452
      Deferred revenue                                1,069,724        575,925
      Other long-term liabilities                        31,412          8,668
      Due to parent                                      29,000        (95,279)
                                                    ------------  -------------
        Net cash flows from operating activities     52,989,116     39,936,875

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (3,140,336)    (5,252,130)
  Acquisitions, net of cash acquired                 (5,183,756)    (4,667,916)
  Decrease in restricted cash                                 -     27,065,000
  Proceeds from sale of property and
  equipment and other                                    28,624          9,418
                                                    ------------  -------------
    Net cash flows from investing activities         (8,295,468)    17,154,372

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                           (248,813)      (196,423)
  Principal payments on long-term debt                 (915,642)   (16,324,054)
  Principal payments on capital lease obligations      (129,996)       (86,311)
  Dividends paid to parent                                    -       (132,466)
  Capital contributions                                  44,286              -
                                                    ------------  -------------
    Net cash flows from financing activities         (1,250,165)   (16,739,254)
                                                    ------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS            43,443,483     40,351,993

CASH AND CASH EQUIVALENTS, Beginning of period       31,224,343     33,276,181
                                                    ------------  -------------
CASH AND CASH EQUIVALENTS, End of period            $74,667,826    $73,628,174
                                                    ============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid (refunded) during the period for:
    Interest                                        $13,587,602    $13,101,687
    Income taxes                                      1,126,649     (3,961,422)
  Noncash investing and financing activities:
    Property acquired through capital lease         $         -    $   643,718
    Tax benefit arising from exercise of
      stock options                                      20,000              -


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

    The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                           Quarter Ended September 30,   Six Months Ended September 30,
                                              2005            2004            2005            2004
                                          --------------  -------------  ---------------  --------------
Net income, as reported                    $ 18,537,664   $ 17,382,225     $ 10,466,876    $ 10,949,651

Add:  Stock-based employee compensation
expense included in reported net income,
net of related tax effects                            -              -                -               -

Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects      (14,671)             -          (23,954)              -
                                          --------------  -------------  ---------------  --------------
Pro forma net income                       $ 18,522,993   $ 17,382,225     $ 10,442,922    $ 10,949,651
                                          ==============  =============  ===============  ==============

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

    NBC Holdings Corp., a Delaware Corporation and NBC's parent, adopted the 2005 Restricted Stock Plan (the "Plan") on September 29, 2005. The Plan provides for grants or sales of common shares of NBC Holdings Corp. to its and its affiliates' employees, consultants and directors, subject to certain restrictions as defined in the Plan. No grants or sales of stock were made pursuant to the plan during the period ended September 30, 2005.

3.  INVENTORIES - Inventories are summarized as follows:

                                 September 30,     March 31,     September 30,
                                      2005            2005           2004
                                 ---------------  -------------  --------------
Bookstore Division                 $ 52,814,651   $ 40,084,363    $ 48,681,178
Textbook Division                    18,834,467     30,113,141      21,798,755
Complementary Services Division       3,438,028      2,362,458       3,418,324
                                 ---------------  -------------  --------------
                                   $ 75,087,146   $ 72,559,962    $ 73,898,257
                                 ===============  =============  ==============

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the six months ended September 30, 2005 and 2004 and the year ended March 31, 2005. Goodwill assigned to corporate administration represents the goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

    For the six months ended September 30, 2005, five bookstore locations were acquired in five separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $5.2 million, of which $0.6 million was assigned to covenants not to compete with amortization periods of three years; $1.4 million was assigned to tax deductible goodwill, and $2.1 million was assigned to non tax-deductible goodwill.

                                  Bookstore      Corporate
                                  Division     Administration        Total
                               --------------  ---------------  ---------------
Balance, April 1, 2004           $ 1,532,260    $ 269,061,875    $ 270,594,135

Additions to goodwill:
  Bookstore acquisitions           2,970,258                -        2,970,258
  Purchase accounting
  adjustment - March 4,
  2004 Transaction                         -           15,355           15,355
                               --------------  ---------------  ---------------
Balance, September 30, 2004      $ 4,502,518    $ 269,077,230    $ 273,579,748
                               ==============  ===============  ===============

Balance, April 1, 2004           $ 1,532,260    $ 269,061,875    $ 270,594,135

Additions to goodwill:
  Bookstore acquisitions          14,304,391                -       14,304,391
                               --------------  ---------------  ---------------
Balance, March 31, 2005           15,836,651      269,061,875      284,898,526

Additions to goodwill:
  Bookstore acquisitions           3,471,411                -        3,471,411
                               --------------  ---------------  ---------------
Balance, September 30, 2005     $ 19,308,062    $ 269,061,875    $ 288,369,937
                               ==============  ===============  ===============

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of September 30, 2005, March 31, 2005, and September 30, 2004:

                                           September 30, 2005
                           -----------------------------------------------------
                                Gross                                  Net
                               Carrying        Accumulated          Carrying
                                Amount         Amortization          Amount
                           ----------------  ----------------    ---------------
 Customer relationships      $ 114,830,000      $ (9,090,340)     $ 105,739,660
 Developed technology           11,473,750        (3,027,511)         8,446,239
 Covenants not to compete        4,432,000        (1,006,149)         3,425,851
                           ----------------  ----------------    ---------------
                             $ 130,735,750     $ (13,124,000)     $ 117,611,750
                           ================  ================    ===============

                                            March 31, 2005
                           -----------------------------------------------------
                                Gross                                  Net
                               Carrying        Accumulated          Carrying
                                Amount         Amortization          Amount
                           ----------------  ----------------    ---------------
 Customer relationships      $ 114,830,000      $ (6,219,580)     $ 108,610,420
 Developed technology           11,473,750        (2,071,333)         9,402,417
 Covenants not to compete        4,084,333          (766,509)         3,317,824
                           ----------------  ----------------    ---------------
                             $ 130,388,083      $ (9,057,422)     $ 121,330,661
                           ================  ================    ===============

                                            September 30, 2004
                           -----------------------------------------------------
                                Gross                                  Net
                               Carrying        Accumulated          Carrying
                                Amount         Amortization          Amount
                           ----------------  ----------------    ---------------
 Customer relationships      $ 114,830,000      $ (3,348,820)     $ 111,481,180
 Developed technology           11,473,750        (1,115,155)        10,358,595
 Covenants not to compete        1,417,333          (362,216)         1,055,117
                           ----------------  ----------------    ---------------
                             $ 127,721,083      $ (4,826,191)     $ 122,894,892
                           ================  ================    ===============

    Information regarding aggregate amortization expense for the quarter and six months ended September 30, 2005 and 2004 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                         Amortization
                                                            Expense
                                                         --------------

        Quarter ended September 30, 2005                    $2,163,393
        Quarter ended September 30, 2004                     2,014,476
        Six months ended September 30, 2005                  4,301,911
        Six months ended September 30, 2004                  4,018,740

        Estimated amortization expense for the
        fiscal years ending March 31:
             2006                                           $8,657,681
             2007                                            8,703,423
             2008                                            8,415,524
             2009                                            8,274,307
             2010                                            7,847,405

    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

5. LONG-TERM DEBT - Indebtedness at September 30, 2005 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to the Company through a syndicate of lenders, consisting of an $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes"), and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility, which was unused at September 30, 2005, is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at September 30, 2005 was $50.0 million.

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

    Effective August 1, 2005, the Credit Agreement was amended to provide for, among other things, a twelve month deferral of a scheduled increase in the minimum consolidated interest coverage ratio covenant and a change in the definition of consolidated EBITDA to exclude up to $4,000,000 in charges to be incurred under the Company's new senior executive restricted stock plan.

6. DERIVATIVE FINANCIAL INSTRUMENTS - SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company utilizes derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments on its variable rate debt.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company has a three-year amortizing interest rate swap agreement whereby a portion of the Company's variable rate term debt is converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement expires on September 30, 2008. Notional amounts under the agreements are reduced periodically. General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                     September 30,    March 31,    September 30,
                                         2005           2005           2004
                                    -------------- -------------- --------------
Total indebtedness outstanding       $ 355,356,570 $ 356,402,208  $ 357,412,817

Term debt subject to Eurodollar
  interest rate fluctuations           177,300,000   178,200,000    179,100,000

Notional amount under swap agreement   175,000,000             -              -

Fixed interest rate indebtedness       178,056,570   178,202,208    178,312,817

Variable interest rate,
including applicable margin:
  Term Debt - Term Loan                      5.88%         4.67%          4.11%


    Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge instrument as the following criteria were met:

        (1) Formal documentation of the hedging relationship and the Company's risk management objective and strategy for undertaking the hedge were in place.

        (2) The interest rate swap agreement is expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to the Company's term debt.

    The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the term debt being hedged. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as interest expense.

    Under hedge accounting, interest rate swap agreements are reflected at fair value in the balance sheet and the related gains or losses on these agreements are generally recorded in stockholder's equity, net of applicable income taxes (as "accumulated other comprehensive income (loss)"). Gains or losses recorded in accumulated other comprehensive income (loss) are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on the Company's consolidated results of operations will be that interest expense on a portion of the term debt is generally being recorded based on fixed interest rates until the interest rate swap agreement expires on September 30, 2008.

    In accordance with the Company's Risk Management Policy, the current interest rate swap agreement was intended as a hedge against certain future interest payments under the Term Loan from the agreement's inception on July 15, 2005. However, formal documentation designating the interest rate swap agreement as a hedge against certain future interest payments under the Term Loan was not put in place until September 30, 2005 (the effective date of the interest rate swap agreement). As a result, the interest rate swap agreement did not qualify as a cash flow hedge until September 30, 2005. Accordingly, the $0.7 million increase in the fair value of the interest rate swap agreement from inception to September 30, 2005 has been recognized in earnings as a "gain on derivative financial instruments" along with an increase in "Other Assets".

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument as of September 30, 2005 is presented in the following table:
                                                                September 30,
                                                                   2005
                                                               --------------
        Balance Sheet Components:
          Other assets - fair value of swap agreement              $ 730,766
          Deferred income taxes                                     (279,000)
                                                               --------------
                                                                   $ 451,766
                                                               ==============
        Year-to-date gain on derivative financial instruments      $ 730,766

        Quarterly gain on derivative financial instruments           730,766

7. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore Division segment encompasses the operating activities of the Company's 132 college bookstores as of September 30, 2005 located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

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

    The following table provides selected information about profit or loss (excluding the impact of the Company's interdivisional administrative fee - see Note 12, Condensed Consolidating Financial Information, to the Consolidated Financial Statements) on a segment basis for the quarters and six months ended September 30, 2005 and 2004, respectively:

                                                                           Complementary
                                              Bookstore       Textbook        Services
                                              Division        Division        Division          Total
                                            -----------------------------  --------------  --------------
Quarter ended September 30, 2005:
  External customer revenues                $ 134,123,572   $ 43,609,140    $  7,470,310   $ 185,203,022
  Intersegment revenues                           521,879      9,809,864         870,892      11,202,635
  Depreciation and amortization expense         1,120,223      1,504,968         658,481       3,283,672
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)     21,969,745     17,407,224       1,063,862      40,440,831

Quarter ended September 30, 2004:
  External customer revenues                $ 118,563,442   $ 46,369,389    $  9,296,775   $ 174,229,606
  Intersegment revenues                           552,711      8,847,690         828,084      10,228,485
  Depreciation and amortization expense           932,933      1,435,984         693,453       3,062,370
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)     20,515,051     17,295,349         580,080      38,390,480

Six months ended September 30, 2005:
  External customer revenues                $ 160,769,420   $ 64,401,400    $ 12,960,408   $ 238,131,228
  Intersegment revenues                           871,675     15,658,364       1,895,011      18,425,050
  Depreciation and amortization expense         2,153,089      3,011,999       1,314,183       6,479,271
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)     18,540,941     22,194,494       1,198,121      41,933,556

Six months ended September 30, 2004:
  External customer revenues                $ 142,486,218   $ 65,457,002    $ 18,581,731   $ 226,524,951
  Intersegment revenues                           765,201     15,316,054       1,481,510      17,562,765
  Depreciation and amortization expense         1,816,239      2,867,333       1,383,622       6,067,194
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)     17,993,755     21,984,846       1,349,765      41,328,366

    The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements for the quarters and six months ended September 30, 2005 and 2004, respectively:

                                           Quarter Ended September 30,      Six Months Ended September 30,
                                             2005              2004            2005             2004
                                         --------------   ---------------  --------------  ---------------
Revenues:
  Total for reportable segments          $ 196,405,657     $ 184,458,091   $ 256,556,278    $ 244,087,716
  Elimination of intersegment revenues     (11,202,635)      (10,228,485)    (18,425,050)     (17,562,765)
                                         --------------   ---------------  --------------  ---------------
    Consolidated total                   $ 185,203,022     $ 174,229,606   $ 238,131,228    $ 226,524,951
                                         ==============   ===============  ==============  ===============

Depreciation and Amortization Expense:
  Total for reportable segments          $   3,283,672     $   3,062,370   $   6,479,271    $   6,067,194
  Corporate administration                      87,655           124,586         214,863          246,214
                                         --------------   ---------------  --------------  ---------------
    Consolidated total                   $   3,371,327     $   3,186,956   $   6,694,134    $   6,313,408
                                         ==============   ===============  ==============  ===============
Income Before Income Taxes:
  Total EBITDA for reportable segments   $  40,440,831     $  38,390,480   $  41,933,556    $  41,328,366
  Corporate administrative costs              (800,672)         (288,801)     (4,910,089)      (4,481,439)
                                         --------------   ---------------  --------------  ---------------
                                            39,640,159        38,101,679      37,023,467       36,846,927
  Depreciation and amortization             (3,371,327)       (3,186,956)     (6,694,134)      (6,313,408)
                                         --------------   ---------------  --------------  ---------------
    Consolidated income from operations     36,268,832        34,914,723      30,329,333       30,533,519
  Interest and other expenses, net          (6,244,343)       (6,160,279)    (13,365,457)     (12,319,637)
                                         --------------   ---------------  --------------  ---------------
    Consolidated income before income
      taxes                              $  30,024,489     $  28,754,444   $  16,963,876    $  18,213,882
                                         ==============   ===============  ==============  ===============

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash
    Flows:

                                               Quarter ended September 30,    Six Months ended September 30,
                                                   2005           2004             2005            2004
                                              --------------  --------------  -------------- --------------
EBITDA                                         $ 39,640,159    $ 38,101,679    $ 37,023,467   $ 36,846,927

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Interest income                                   295,605         133,496         323,788        133,496
  Provision for losses on accounts receivable        25,435          31,179          24,514         14,674
  Cash paid for interest                        (10,732,999)    (10,319,943)    (13,587,602)   (13,101,687)
  Cash (paid) refunded for income taxes            (512,364)       (102,869)     (1,126,649)     3,961,422
  Loss on disposal of assets                          2,390          15,546           2,390         15,546
  Other                                                   -          10,802               -              -
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)    59,372,183      52,384,651      30,329,208     12,066,497
                                              --------------  --------------  -------------- --------------
Net Cash Flows from Operating Activities       $ 88,090,409    $ 80,254,541    $ 52,989,116   $ 39,936,875
                                              ==============  ==============  ============== ==============

Net Cash Flows from Investing Activities       $ (6,046,883)   $ (3,316,406)   $ (8,295,468)  $ 17,154,372
                                              ==============  ==============  ============== ==============

Net Cash Flows from Financing Activities       $(14,840,015)   $ (9,025,530)   $ (1,250,165)  $(16,739,254)
                                              ==============  ==============  ============== ==============

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

9. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - As described in Note Q in the Company's Annual Report on Form 10-K for the year ended March 31, 2005, the Company restated its prior financial statements to correct certain lease accounting errors. Specifically, the Company reviewed its leasehold improvements to ensure amortization is recorded over the initial non-cancelable lease term, unless renewal is considered reasonably assured at the inception of the lease. This lease accounting correction also affected the purchase price allocation for the March 4, 2004 Transaction and additional goodwill was recorded.

    The Company also restated its consolidated statement of cash flows to reclassify the activity related to the restricted cash held in escrow at March 31, 2004 to fund the April 3, 2004 redemption of untendered principal balances and related accrued interest and call premiums from financing activities to investing activities.

    The impact of these restatements on the quarter and six months ended September 30, 2004 and line items impacted by these restatements are provided below.


                                                     Consolidated Balance Sheet
                                       --------------------------------------------------
                                        As Previously
                                          Reported         Adjustments      As Restated
                                       ---------------   ---------------  ---------------
September 30, 2004
   Property and equipment,               $ 40,050,499     $ (3,527,625)    $ 36,522,874
      net of depreciation and
      amortization
   Goodwill                               271,632,544        1,947,204      273,579,748
   Deferred income taxes - liability       61,023,744       (1,338,775)      59,684,969
   Retained earnings                       18,921,862         (241,646)      18,680,216

                                                 Consolidated Statement of Operations
                                      ---------------------------------------------------
                                       As Previously
                                          Reported        Adjustments       As Restated
                                      ----------------  ---------------   ---------------
Quarter Ended September 30, 2004
   Depreciation expense                  $  1,119,348     $     51,000     $  1,170,348
   Income tax expense                      11,391,219          (19,000)      11,372,219
   Net income                              17,414,225          (32,000)      17,382,225

Six Months Ended September 30, 2004
   Depreciation expense                  $  2,168,404     $    122,000     $  2,290,404
   Income tax expense                       7,310,231          (46,000)       7,264,231
   Net income                              11,025,651          (76,000)      10,949,651

                                              Consolidated Statement of Cash Flows
                                      ---------------------------------------------------
                                       As Previously
                                          Reported        Adjustments       As Restated
                                      ----------------  ---------------   ---------------
Six Months Ended September 30, 2004
   Net cash flows from investing
     activities                          $ (9,910,628)    $ 27,065,000     $ 17,154,372
   Net cash flows from financing
     activities                            10,325,746      (27,065,000)     (16,739,254)


10. ACCOUNTING PRONOUNCEMENTS - In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, INVENTORY PRICING to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement becomes effective for the Company in fiscal 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.


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

11. SUBSEQUENT EVENTS - Subsequent to September 30, 2005, the Company entered into an agreement to acquire a single bookstore location serving the University of Tennessee at Chattanooga and also entered into an agreement to contract-manage three bookstore locations serving Southwest Baptist University.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Effective July 1, 2002, the Company's distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. Effective January 1, 2005, the Company's textbook division was separately incorporated under the laws of the State of Delaware as NBC Textbooks LLC, a wholly-owned subsidiary of the Company. In connection with their incorporation, Specialty Books, Inc. and NBC Textbooks LLC have unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of the Company's obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes. Specialty Books, Inc. and NBC Textbooks LLC are also a party to the Guarantee and Collateral Agreement related to the Senior Credit Facility. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (Nebraska Book Company, Inc.), subsidiary guarantors (Specialty Books, Inc. and NBC Textbooks LLC), consolidating eliminations, and consolidated totals. Activity in the textbook division prior to incorporation on January 1, 2005 has been separately "carved out" and presented in the subsidiary guarantors column. Beginning January 1, 2005, an administrative fee is now assessed to the Company's operating divisions, including Specialty Books, Inc. and NBC Textbooks LLC, for administrative costs incurred on behalf of the operating divisions by the corporate administrative divisions. There were no such fee assessments in the quarter and six months ended September 30, 2004. The following condensed consolidating financial information as of and for the quarter and six months ended September 30, 2004 has been restated to reflect the effects of the restatements described in Note 9, Restatement of Consolidated Financial Statements, to the Consolidated Financial Statements.

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2005
---------------------------------------------------------------------------------------------------------

                                           Nebraska
                                             Book           Subsidiary                     Consolidated
                                          Company, Inc.     Guarantors     Eliminations        Totals
                                         --------------   --------------  --------------   --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents              $  72,961,581    $   1,706,245   $           -    $  74,667,826
  Receivables                               54,407,542       28,486,100     (40,334,446)      42,559,196
  Inventories                               53,492,787       21,594,359               -       75,087,146
  Deferred income taxes                      1,234,782        5,962,000               -        7,196,782
  Prepaid expenses and other assets            749,381            5,315               -          754,696
                                         --------------   --------------  --------------   --------------
    Total current assets                   182,846,073       57,754,019     (40,334,446)     200,265,646

PROPERTY AND EQUIPMENT, net                 33,796,552        4,573,141               -       38,369,693

GOODWILL                                   288,369,937                -               -      288,369,937

IDENTIFIABLE INTANGIBLES, net               48,902,509      100,029,241               -      148,931,750

OTHER ASSETS                                85,393,195           21,077     (74,199,341)      11,214,931
                                         --------------   --------------  --------------   --------------
                                         $ 639,308,266    $ 162,377,478   $(114,533,787)   $ 687,151,957
                                         ==============   ==============  ==============   ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $  59,321,912    $  40,334,446   $ (40,334,446)   $  59,321,912
  Accrued employee compensation
    and benefits                             5,939,602        1,155,420               -        7,095,022
  Accrued interest                             708,403                -               -          708,403
  Accrued incentives                            48,231        7,983,362               -        8,031,593
  Accrued expenses                             365,111          (18,091)              -          347,020
  Income taxes payable                       7,839,512                -               -        7,839,512
  Deferred revenue                           2,112,384                -               -        2,112,384
  Current maturities of long-term debt       1,833,910                -               -        1,833,910
  Current maturities of capital
    lease obligations                          253,837                -               -          253,837
                                         --------------   --------------  --------------   --------------
    Total current liabilities               78,422,902       49,455,137     (40,334,446)      87,543,593

LONG-TERM DEBT, net of current maturities  350,885,448                -               -      350,885,448

CAPITAL LEASE OBLIGATIONS,
net of current maturities                    2,383,375                -               -        2,383,375

OTHER LONG-TERM LIABILITIES                  1,348,247                -               -        1,348,247

DEFERRED INCOME TAXES                       19,987,579       38,723,000               -       58,710,579

DUE TO PARENT                               16,603,575                -               -       16,603,575

COMMITMENTS

STOCKHOLDER'S EQUITY                       169,677,140       74,199,341     (74,199,341)     169,677,140
                                         --------------   --------------  --------------   --------------
                                         $ 639,308,266    $ 162,377,478   $(114,533,787)   $ 687,151,957
                                         ==============   ==============  ==============   ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2005
-------------------------------------------------------------------------------------------------------

                                           Nebraska
                                             Book          Subsidiary                    Consolidated
                                          Company, Inc.    Guarantors    Eliminations       Totals
                                         --------------- --------------- --------------  --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents              $  28,762,182    $   2,462,161  $           -   $  31,224,343
  Receivables                               65,549,416       14,990,509    (49,586,792)     30,953,133
  Inventories                               40,679,066       31,880,896              -      72,559,962
  Deferred income taxes                      1,013,182        4,523,000              -       5,536,182
  Prepaid expenses and other assets            585,409            1,572              -         586,981
                                         --------------   -------------- --------------  --------------
    Total current assets                   136,589,255       53,858,138    (49,586,792)    140,860,601

PROPERTY AND EQUIPMENT, net                 32,822,702        4,689,685              -      37,512,387

GOODWILL                                   284,898,526                -              -     284,898,526

IDENTIFIABLE INTANGIBLES, NET               49,905,694      102,744,967              -     152,650,661

OTHER ASSETS                                74,928,225           21,077    (63,632,195)     11,317,107
                                         --------------   -------------- --------------  --------------
                                         $ 579,144,402    $ 161,313,867  $(113,218,987)  $ 627,239,282
                                         ==============   ============== ==============  ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $  15,724,221    $  49,586,792  $ (49,586,792)  $  15,724,221
  Accrued employee compensation
    and benefits                             7,091,507          843,310              -       7,934,817
  Accrued interest                             628,906                -              -         628,906
  Accrued incentives                            93,320        7,667,976              -       7,761,296
  Accrued expenses                           1,114,430           31,958              -       1,146,388
  Income taxes payable                         544,578                -              -         544,578
  Deferred revenue                           1,042,660                -              -       1,042,660
  Current maturities of long-term debt       1,832,144                -              -       1,832,144
  Current maturities of capital
    lease obligations                          237,955                -              -         237,955
                                         --------------   -------------- --------------  --------------
      Total current liabilities             28,309,721       58,130,036    (49,586,792)     36,852,965

LONG-TERM DEBT, net of current maturities  351,802,856                -              -     351,802,856

CAPITAL LEASE OBLIGATIONS,
net of current maturities                    2,529,253                -              -       2,529,253

OTHER LONG-TERM LIABILITIES                  1,316,835                -              -       1,316,835

DEFERRED INCOME TAXES                       19,462,743       39,551,636              -      59,014,379

DUE TO PARENT                               16,574,575                -              -      16,574,575

COMMITMENTS

STOCKHOLDER'S EQUITY                       159,148,419       63,632,195    (63,632,195)    159,148,419
                                         --------------   -------------- --------------  --------------
                                         $ 579,144,402    $ 161,313,867  $(113,218,987)  $ 627,239,282
                                         ==============   ============== ==============  ==============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2004
----------------------------------------------------------------------------------------------------

                                        Nebraska
                                          Book         Subsidiary                      Consolidated
                                       Company, Inc.   Guarantors      Eliminations       Totals
                                      -------------- ---------------  ---------------  -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents           $  71,647,547   $   1,980,627   $            -   $ 73,628,174
  Receivables                            72,643,052      28,251,961      (60,572,423)    40,322,590
  Inventories                            49,573,761      24,324,496                -     73,898,257
  Deferred income taxes                   1,105,015       5,647,000                -      6,752,015
  Prepaid expenses and other assets         734,656           6,494                -        741,150
                                      --------------  --------------  ---------------  -------------
    Total current assets                195,704,031      60,210,578      (60,572,423)   195,342,186

PROPERTY AND EQUIPMENT, net              31,917,863       4,605,011                -     36,522,874

GOODWILL                                273,579,748               -                -    273,579,748

IDENTIFIABLE INTANGIBLES, net            48,754,199     105,460,693                -    154,214,892

OTHER ASSETS                             71,689,063          21,077      (60,088,958)    11,621,182
                                      --------------  --------------  ---------------  -------------
                                      $ 621,644,904   $ 170,297,359   $ (120,661,381)  $671,280,882
                                      ==============  ==============  ===============  =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                    $  54,498,486   $  60,572,423   $  (60,572,423)  $ 54,498,486
  Accrued employee compensation
    and benefits                          5,989,869         931,488                -      6,921,357
  Accrued interest                          667,800               -                -        667,800
  Accrued incentives                         39,514       8,156,820                -      8,196,334
  Accrued expenses                        1,212,641          17,817                -      1,230,458
  Income taxes payable                    7,491,452               -                -      7,491,452
  Deferred revenue                        1,474,583               -                -      1,474,583
  Current maturities of long-term debt    1,830,469               -                -      1,830,469
  Current maturities of capital
    lease obligatiions                      206,307               -                -        206,307
                                      --------------  --------------  ---------------  -------------
    Total current liabilities            73,411,121      69,678,548      (60,572,423)    82,517,246

LONG-TERM DEBT,
net of current maturities               352,719,357               -                -    352,719,357

CAPITAL LEASE OBLIGATIONS,
net of current maturities                 2,656,684               -                -      2,656,684

OTHER LONG-TERM LIABILITIES                 325,955               -                -        325,955

DEFERRED INCOME TAXES                    19,155,116      40,529,853                -     59,684,969

DUE TO PARENT                            16,741,079               -                -     16,741,079

COMMITMENTS

STOCKHOLDER'S EQUITY                    156,635,592      60,088,958      (60,088,958)   156,635,592
                                      --------------  --------------  ---------------  -------------
                                      $ 621,644,904   $ 170,297,359   $ (120,661,381)  $671,280,882
                                      ==============  ==============  ===============  =============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
----------------------------------------------------------------------------------------------------

                                        Nebraska
                                          Book          Subsidiary                      Consolidated
                                      Company, Inc.     Guarantors     Eliminations        Totals
                                     ---------------  --------------  --------------   -------------
REVENUES, net of returns              $ 138,187,926   $  56,824,960   $  (9,809,864)   $185,203,022

COSTS OF SALES                           93,029,660      33,401,592     (10,289,674)    116,141,578
                                     ---------------  --------------  --------------   -------------
  Gross profit                           45,158,266      23,423,368         479,810      69,061,444

OPERATING EXPENSES (INCOME):
  Selling, general and administrative    22,956,909       5,984,566         479,810      29,421,285
  Depreciation                            1,017,169         187,159               -       1,204,328
  Amortization                              809,136       1,357,863               -       2,166,999
  Intercompany administrative fee          (924,300)        924,300               -               -
  Equity in earnings of subsidiary       (9,148,480)              -       9,148,480               -
                                     ---------------  --------------  --------------   -------------
                                         14,710,434       8,453,888       9,628,290      32,792,612
                                     ---------------  --------------  --------------   -------------

INCOME FROM OPERATIONS                   30,447,832      14,969,480      (9,148,480)     36,268,832

OTHER EXPENSES (INCOME):
  Interest expense                        7,270,714               -               -       7,270,714
  Interest income                          (295,605)              -               -        (295,605)
  Gain on derivative financial
    instruments                            (730,766)              -               -        (730,766)
                                     ---------------  --------------  --------------   -------------
                                          6,244,343               -               -       6,244,343
                                     ---------------  --------------  --------------   -------------

INCOME BEFORE INCOME TAXES               24,203,489      14,969,480      (9,148,480)     30,024,489

INCOME TAX EXPENSE                        5,665,825       5,821,000               -      11,486,825
                                     ---------------  --------------  --------------   -------------
NET INCOME                            $  18,537,664   $   9,148,480   $  (9,148,480)   $ 18,537,664
                                     ===============  ==============  ==============   =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2004
--------------------------------------------------------------------------------------------------------

                                          Nebraska
                                            Book          Subsidiary                       Consolidated
                                         Company, Inc.    Guarantors      Eliminations        Totals
                                        --------------  ---------------  --------------    -------------
REVENUES, net of returns                $ 121,852,487     $ 61,224,809     $ (8,847,690)   $174,229,606

COSTS OF SALES                             81,060,454       37,337,987       (9,266,548)    109,131,893
                                        --------------   --------------   --------------   -------------
  Gross profit                             40,792,033       23,886,822          418,858      65,097,713

OPERATING EXPENSES (INCOME):
  Selling, general and administrative      20,149,086        6,428,090          418,858      26,996,034
  Depreciation                              1,052,075          118,273                -       1,170,348
  Amortization                                658,745        1,357,863                -       2,016,608
  Equity in earnings of subsidiary         (9,573,283)               -        9,573,283               -
                                        --------------   --------------   --------------   -------------
                                           12,286,623        7,904,226        9,992,141      30,182,990
                                        --------------   --------------   --------------   -------------

INCOME FROM OPERATIONS                     28,505,410       15,982,596       (9,573,283)     34,914,723

OTHER EXPENSES:
  Interest expense                          6,293,775                -                -       6,293,775
  Interest income                            (133,496)               -                -        (133,496)
                                        --------------   --------------   --------------   -------------
                                            6,160,279                -                -       6,160,279
                                        --------------   --------------   --------------   -------------

INCOME BEFORE INCOME TAXES                 22,345,131       15,982,596       (9,573,283)     28,754,444

INCOME TAX EXPENSE                          4,962,906        6,409,313                -      11,372,219
                                        --------------   --------------   --------------   -------------
NET INCOME                              $  17,382,225     $  9,573,283     $ (9,573,283)   $ 17,382,225
                                        ==============   ==============   ==============   =============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
--------------------------------------------------------------------------------------------------------

                                         Nebraska
                                           Book           Subsidiary                       Consolidated
                                       Company, Inc.      Guarantors      Eliminations        Totals
                                       --------------   ---------------  ---------------   -------------
REVENUES, net of returns               $ 167,807,316      $ 85,982,276    $ (15,658,364)   $238,131,228

COSTS OF SALES                           112,097,256        51,975,448      (16,565,680)    147,507,024
                                       --------------   ---------------  ---------------   -------------
  Gross profit                            55,710,060        34,006,828          907,316      90,624,204

OPERATING EXPENSES (INCOME):
  Selling, general and administrative     40,823,323        11,870,098          907,316      53,600,737
  Depreciation                             2,010,591           375,894                -       2,386,485
  Amortization                             1,591,923         2,715,726                -       4,307,649
  Intercompany administrative fee         (1,848,600)        1,848,600                -               -
  Equity in earnings of subsidiary       (10,567,146)                -       10,567,146               -
                                       --------------   ---------------  ---------------   -------------
                                          32,010,091        16,810,318       11,474,462      60,294,871
                                       --------------   ---------------  ---------------   -------------

INCOME FROM OPERATIONS                    23,699,969        17,196,510      (10,567,146)     30,329,333

OTHER EXPENSES (INCOME):
  Interest expense                        14,420,011                 -                -      14,420,011
  Interest income                           (323,788)                -                -        (323,788)
  Gain on derivative financial
    instruments                             (730,766)                -                -        (730,766)
                                       --------------   ---------------  ---------------   -------------
                                          13,365,457                 -                -      13,365,457
                                       --------------   ---------------  ---------------   -------------

INCOME BEFORE INCOME TAXES                10,334,512        17,196,510      (10,567,146)     16,963,876

INCOME TAX EXPENSE (BENEFIT)                (132,364)        6,629,364                -       6,497,000
                                       --------------   ---------------  ---------------   -------------
NET INCOME                              $ 10,466,876      $ 10,567,146    $ (10,567,146)   $ 10,466,876
                                       ==============   ===============  ===============   =============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004
-----------------------------------------------------------------------------------------------------------

                                          Nebraska
                                            Book            Subsidiary                        Consolidated
                                        Company, Inc.       Guarantors       Eliminations        Totals
                                       ----------------   ---------------   ---------------   -------------
REVENUES, net of returns                 $ 148,329,303      $ 93,511,702     $ (15,316,054)   $226,524,951

COSTS OF SALES                              98,661,436        58,152,443       (16,193,562)    140,620,317
                                       ----------------   ---------------   ---------------   -------------
  Gross profit                              49,667,867        35,359,259           877,508      85,904,634

OPERATING EXPENSES (INCOME):
  Selling, general and administrative       35,401,165        12,779,034           877,508      49,057,707
  Depreciation                               2,057,964           232,440                 -       2,290,404
  Amortization                               1,307,278         2,715,726                 -       4,023,004
  Equity in earnings of subsidiary         (11,723,220)                -        11,723,220               -
                                       ----------------   ---------------   ---------------   -------------
                                            27,043,187        15,727,200        12,600,728      55,371,115
                                       ----------------   ---------------   ---------------   -------------

INCOME FROM OPERATIONS                      22,624,680        19,632,059       (11,723,220)     30,533,519

OTHER EXPENSES (INCOME):
  Interest expense                          12,453,133                 -                 -      12,453,133
  Interest income                             (133,496)                -                 -        (133,496)
                                       ----------------   ---------------   ---------------   -------------
                                            12,319,637                 -                 -      12,319,637
                                       ----------------   ---------------   ---------------   -------------

INCOME BEFORE INCOME TAXES                  10,305,043        19,632,059       (11,723,220)     18,213,882

INCOME TAX EXPENSE (BENEFIT)                  (644,608)        7,908,839                 -       7,264,231
                                       ----------------   ---------------   ---------------   -------------
NET INCOME                               $  10,949,651      $ 11,723,220     $ (11,723,220)   $ 10,949,651
                                       ================   ===============   ===============   =============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
-------------------------------------------------------------------------------------------------------------


                                                  Nebraska
                                                    Book        Subsidiary                     Consolidated
                                                Company, Inc.   Guarantors     Eliminations       Totals
                                               -------------- ---------------  -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES           $ 53,485,682      $  (496,566)   $         -     $ 52,989,116

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            (2,880,986)        (259,350)             -       (3,140,336)
  Acquisitions, net of cash acquired             (5,183,756)               -              -       (5,183,756)
  Proceeds from sale of property and
  equipment and other                                28,624                -              -           28,624
                                                 -----------   --------------  -------------   --------------
    Net cash flows from investing activities     (8,036,118)        (259,350)             -       (8,295,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                       (248,813)               -              -         (248,813)
  Principal payments on long-term debt             (915,642)               -              -         (915,642)
  Principal payments on capital lease obligations  (129,996)               -              -         (129,996)
  Capital contributions                              44,286                -              -           44,286
                                                 -----------   --------------  -------------   --------------
    Net cash flows from financing activities     (1,250,165)               -              -       (1,250,165)
                                                 -----------   --------------  -------------   --------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                 44,199,399         (755,916)             -       43,443,483

CASH AND CASH EQUIVALENTS, Beginning of period   28,762,182        2,462,161              -       31,224,343
                                               -------------   --------------  -------------   --------------
CASH AND CASH EQUIVALENTS, End of period       $ 72,961,581      $ 1,706,245    $         -     $ 74,667,826
                                               =============   ==============  =============   ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------------------------------------------------------------------------------------


                                                    Nebraska
                                                      Book        Subsidiary                    Consolidated
                                                  Company, Inc.   Guarantors     Eliminations      Totals
                                                 -------------- -------------   -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES             $ 38,586,354    $ 1,350,521      $        -    $ 39,936,875

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment              (3,465,917)    (1,786,213)              -      (5,252,130)
  Acquisitions, net of cash acquired               (4,667,916)             -               -      (4,667,916)
  Proceeds from sale of property and
    equipment and other                                 8,893            525               -           9,418
  Decrease in restricted cash                      27,065,000              -               -      27,065,000
                                                 -------------  -------------   -------------  --------------
    Net cash flows from investing activities       18,940,060     (1,785,688)              -      17,154,372

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                         (196,423)             -               -        (196,423)
  Principal payments on long-term debt            (16,324,054)             -               -     (16,324,054)
  Principal payments on capital lease obligations     (86,311)             -               -         (86,311)
  Dividends paid to parent                           (132,466)             -               -        (132,466)
                                                 -------------  -------------   -------------  --------------
    Net cash flows from financing activities      (16,739,254)             -               -     (16,739,254)
                                                 -------------  -------------   -------------  --------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                   40,787,160       (435,167)              -      40,351,993

CASH AND CASH EQUIVALENTS, Beginning of period     30,860,387      2,415,794               -      33,276,181
                                                 -------------  -------------   -------------  --------------

CASH AND CASH EQUIVALENTS, End of period         $ 71,647,547    $ 1,980,627      $        -    $ 73,628,174
                                                 =============  =============   =============  ==============

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The accompanying Management's Discussion and Analysis gives effect to the restatement of our consolidated financial statements for the quarter and six months ended September 30, 2004 to correct our accounting treatment for leases and depreciation of related leasehold improvements and to reclassify the activity related to restricted cash from financing cash flows to investing cash flows, as described in Note 9, Restatement of Consolidated Financial Statements, to the Consolidated Financial Statements.

                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. We completed the acquisition, initiated the contract-management, or established the start-up of nine bookstore locations in the first six months of fiscal 2006 in the following locations: Waco, Texas; Dayton, Ohio; Erie, Pennsylvania; Grand Forks, North Dakota; Port Huron, Michigan; Lake Mary, Florida; Newark, Delaware; Auburn, Alabama; and Tallahassee, Florida. The property lease at one bookstore location in Humble, Texas was not renewed by us during the six months ended September 30, 2005. Subsequent to September 30, 2005, we entered into an agreement to acquire a single bookstore location serving the University of Tennessee at Chattanooga and also entered into an agreement to contract-manage three bookstore locations serving Southwest Baptist University. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the quarter ended September 30, 2005 increased $11.0 million, or 6.3% from the quarter ended September 30, 2004. Increased revenues attributable to the addition of 20 new college bookstores through acquisition or start-up since April 1, 2004 were partially offset by a decrease in revenue in the Textbook Division and the loss of the distance education program's largest customer during fiscal 2005. Please see our Form 10-K for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005, for more information on the loss of the distance education program's largest customer.

    EBITDA RESULTS. Consolidated EBITDA for the quarter ended September 30, 2005 increased $1.5 million from the quarter ended September 30, 2004. While EBITDA increased in all three operating divisions of the Company, the increase is primarily attributable to growth in the Bookstore Division. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis.

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

QUARTER ENDED SEPTEMBER 30, 2005 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2004.

    REVENUES. Revenues for the quarters ended September 30, 2005 and 2004 and the corresponding change in revenues were as follows:

                                                                         Change
                                                                -------------------------
                                     2005             2004         Amount      Percentage
                                --------------- --------------- ------------- -----------
Bookstore Division               $ 134,645,451   $ 119,116,153  $ 15,529,298      13.0 %
Textbook Division                   53,419,004      55,217,079    (1,798,075)     (3.3)%
Complementary Services Division      8,341,202      10,124,859    (1,783,657)    (17.6)%
Intercompany eliminations          (11,202,635)    (10,228,485)     (974,150)      9.5 %
                                --------------- --------------- ------------- -----------
                                 $ 185,203,022   $ 174,229,606  $ 10,973,416       6.3 %
                                =============== =============== ============= ===========

    The increase in Bookstore Division revenues was attributable to the addition of 20 bookstores through acquisition or start-up since April 1, 2004. The new bookstores provided an additional $16.1 million of revenue in the quarter ended September 30, 2005. Same-store sales decreased by $0.6 million, or 0.5%, in the quarter ended September 30, 2005 due primarily to an approximate 1% decrease in revenues from sales of used textbooks, partially offset by an increase in revenue from sales of new textbooks. The Company defines same-store sales for the quarter ended September 30, 2005 as sales from any store, even if expanded or relocated, that was operated by the Company at the start of fiscal 2005. In the quarter ended September 30, 2005, Textbook Division revenues were down 3.3% compared to the quarter ended September 30, 2004 due to a 5.3% decrease in units sold and an increase in sales returns, which were partially offset by a 3.8% increase in the average price per book sold. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials, as more fully described in our Form 10-K for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005. The decrease in revenues in the distance education business was partially offset by an increase of approximately $0.8 million in revenues in the Company's systems sales and consulting businesses.

    GROSS PROFIT. Gross profit for the quarter ended September 30, 2005 increased $4.0 million, or 6.1%, to $69.1 million from $65.1 million for the quarter ended September 30, 2004. The increase in gross profit was primarily attributable to the increase in revenues from the College Bookstore Division. Gross margin percentage in the Bookstore Division decreased slightly primarily due to competitive pricing efforts on new textbooks while the gross margin in the Textbook Division increased slightly compared to the corresponding period in the prior year. Consolidated gross margin percentage was relatively stable at 37.3% for the quarter ended September 30, 2005 and 37.4% for the quarter ended September 30, 2004.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2005 increased $2.4 million, or 9.0%, to $29.4 million from $27.0 million for the quarter ended September 30, 2004. Selling, general and administrative expenses as a percentage of revenues were 15.9% and 15.5% for the quarters ended September 30, 2005 and 2004, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted an increase of $1.1 million in personnel costs, $0.5 million in advertising expense, and $0.6 million in rent.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended September 30, 2005 and 2004 and the corresponding change in EBITDA were as follows:

                                                                         Change
                                                                ------------------------
                                       2005           2004         Amount     Percentage
                                  -------------- -------------- ------------- ----------
Bookstore Division                 $ 21,969,745   $ 20,515,051   $ 1,454,694      7.1 %
Textbook Division                    17,407,224     17,295,349       111,875      0.6 %
Complementary Services Division       1,063,862        580,080       483,782     83.4 %
Corporate administration               (800,672)      (288,801)     (511,871)  (177.2)%
                                  -------------- -------------- ------------- ----------
                                   $ 39,640,159   $ 38,101,679   $ 1,538,480      4.0 %
                                  ============== ============== ============= ==========

    The increase in Bookstore Division EBITDA was primarily due to the previously described growth in revenues, partially offset by slightly lower gross margins and increasing selling, general and administrative expenses. The small increase in EBITDA in the Textbook Division was primarily due to improved gross margins, which offset the impact of the decrease in revenues. The increase in EBITDA in the Complementary Services Division was primarily due to the increases in revenue in the systems sales and consulting businesses.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                 Quarter ended September 30,
                                                    2005             2004
                                               --------------   --------------

EBITDA                                          $ 39,640,159     $ 38,101,679

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Interest income                                    295,605          133,496
  Provision for losses on accounts receivable         25,435           31,179
  Cash paid for interest                         (10,732,999)     (10,319,943)
  Cash paid for income taxes                        (512,364)        (102,869)
  Loss on disposal of assets                           2,390           15,546
  Other                                                    -           10,802
  Changes in operating assets and liabilities,
  net of acquisitions/disposals (1)               59,372,183       52,384,651
                                               --------------   --------------
Net Cash Flows from Operating Activities        $ 88,090,409     $ 80,254,541
                                               ==============   ==============

Net Cash Flows from Investing Activities        $ (6,046,883)    $ (3,316,406)
                                               ==============   ==============

Net Cash Flows from Financing Activities        $(14,840,015)    $ (9,025,530)
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

    INTEREST EXPENSE, NET. Interest expense, net was $6.2 million for the quarters ended September 30, 2005 and 2004. A $1.0 million increase in interest expense, primarily due to higher interest rates on the Term Loan, was offset by a $0.7 million gain on the interest rate swap agreement and higher interest income.

        INCOME TAXES. Income tax expense for the quarter ended September 30, 2005 increased $0.1 million, or 1.0% to $11.5 million from $11.4 million for the quarter ended September 30, 2004. Our effective tax rate for the quarters ended September 30, 2005 and 2004 was 38.3% and 39.5%, respectively. The decrease in the effective tax rate is primarily attributable to a decrease in state income tax rates due to the separate incorporation of NBC Textbooks LLC which was effective January 1, 2005. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2004.

    REVENUES. Revenues for the six months ended September 30, 2005 and 2004 and the corresponding change in revenues were as follows:

                                                                           Change
                                                                  -------------------------
                                        2005            2004         Amount      Percentage
                                  --------------- --------------- ------------- -----------
Bookstore Division                 $ 161,641,095   $ 143,251,419  $ 18,389,676      12.8 %
Textbook Division                     80,059,764      80,773,056      (713,292)     (0.9)%
Complementary Services Division       14,855,419      20,063,241    (5,207,822)    (26.0)%
Intercompany eliminations            (18,425,050)    (17,562,765)     (862,285)      4.9 %
                                  --------------- --------------- ------------- -----------
                                   $ 238,131,228   $ 226,524,951  $ 11,606,277       5.1 %
                                  =============== =============== ============= ===========

    The increase in Bookstore Division revenues was attributable to the addition of 20 bookstores through acquisition or start-up since April 1, 2004. The new bookstores provided an additional $18.7 million of revenue in the six months ended September 30, 2005. Same-store sales decreased $0.3 million, or 0.2%, in the six months ended September 30, 2005 due primarily to an approximate 1% decrease in revenues from sales of used textbooks, partially offset by an increase in revenue from sales of new textbooks and insignia wear. The Company defines same-store sales for the six month period ended September 30, 2005 as sales from any store, even if expanded or relocated, that has a full six months of sales in the periods ended September 30, 2005 and 2004. In the six months ended September 30, 2005, Textbook Division revenues were down 0.9% compared to the six months ended September 30, 2004 due to a 3.2% decrease in units sold and an increase in sales returns, which were partially offset by a 3.8% increase in the average price per book sold. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials, as more fully described in our Form 10-K for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005. The decrease in revenues in the distance education business was partially offset by an increase of approximately $1.6 million in revenues in the Company's systems sales business and consulting services.

    GROSS PROFIT. Gross profit for the six months ended September 30, 2005 increased $4.7 million, or 5.5%, to $90.6 million from $85.9 million for the six months ended September 30, 2004. The increase in gross profit was primarily attributable to the increase in revenues from the College Bookstore Division. Gross margin percentage in the Bookstore Division decreased slightly primarily due to competitive pricing efforts on new textbooks while the gross margin in the Textbook Division increased slightly compared to the corresponding period in the prior year. Consolidated gross margin percentage was relatively stable at 38.1% and 37.9% for the six months ended September 30, 2005 and 2004, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2005 increased $4.5 million, or 9.3%, to $53.6 million from $49.1 million for the six months ended September 30, 2004. Selling, general and administrative expenses as a percentage of revenues were 22.5% and 21.7% for the six months ended September 30, 2005 and 2004, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted an increase of $1.7 million in personnel costs, $1.1 million in advertising expense, and $1.1 million in rent.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the six months ended September 30, 2005 and 2004 and the corresponding change in EBITDA were as follows:

                                                                      Change
                                                              -----------------------
                                     2005           2004         Amount    Percentage
                                -------------- -------------- ------------ ----------
Bookstore Division               $ 18,540,941   $ 17,993,755    $ 547,186      3.0 %
Textbook Division                  22,194,494     21,984,846      209,648      1.0 %
Complementary Services Division     1,198,121      1,349,765     (151,644)   (11.2)%
Corporate administration           (4,910,089)    (4,481,439)    (428,650)    (9.6)%
                                -------------- -------------- ------------ ----------
                                 $ 37,023,467   $ 36,846,927    $ 176,540      0.5 %
                                ============== ============== ============ ==========

    The increase in Bookstore Division EBITDA was primarily due to the previously described growth in revenues partially offset by slightly lower gross margins and increasing selling, general and administrative expenses - including additional advertising and marketing costs of approximately $1.1 million in this Division. The small increase in EBITDA in the Textbook Division was primarily due to improved gross margins which offset the impact of the decrease in revenues. The decrease in EBITDA in the Complementary Services Division was primarily due to the impact of the decrease in revenues at the distance education program, which was partially offset by increases in revenue in the systems sales and consulting businesses.

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                  Six Months ended September 30,
                                                      2005              2004
                                                 ---------------   -------------

EBITDA                                            $ 37,023,467     $ 36,846,927

Adjustments to reconcile EBITDA
to net cash flows from operating activities:

  Interest income                                      323,788          133,496
  Provision for losses on accounts receivable           24,514           14,674
  Cash paid for interest                           (13,587,602)     (13,101,687)
  Cash (paid) refunded for income taxes             (1,126,649)       3,961,422
  Loss on disposal of assets                             2,390           15,546
  Changes in operating assets and liabilities,
  net of acquistions/disposals (1)                  30,329,208       12,066,497
                                                 ---------------   -------------
Net Cash Flows from Operating Activities          $ 52,989,116     $ 39,936,875
                                                 ===============   =============

Net Cash Flows from Investing Activities          $ (8,295,468)    $ 17,154,372
                                                 ===============   =============

Net Cash Flows from Financing Activities          $ (1,250,165)    $(16,739,254)
                                                 ===============   =============

        (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    INTEREST EXPENSE, NET. Interest expense, net for the six months ended September 30, 2005 increased $1.1 million, or 8.5%, to $13.4 million from $12.3 million for the six months ended September 30, 2004, primarily due to a $1.9 million increase in interest expense attributable to higher interest rates on the Term Loan, offset by a $0.7 million gain on the interest rate swap agreement and higher interest income.

    INCOME TAXES. Income tax expense for the six months ended September 30, 2005 decreased $0.8 million, or 10.6%, to $6.5 million from $7.3 million for the six months ended September 30, 2004. Our effective tax rate for the six months ended September 30, 2005 and 2004 was 38.3% and 39.9%, respectively. The decrease in the effective tax rate is primarily attributable to a decrease in state income tax rates due to the separate incorporation of NBC Textbooks LLC which was effective January 1, 2005. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our Revolving Credit Facility. At September 30, 2005, our total indebtedness was $355.4 million, consisting of a $177.3 million Term Loan, $175.0 million of Senior Subordinated Notes, and $3.1 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued Senior Discount Notes, the balance of which at September 30, 2005 was $59.2 million (face value of $77.0 million less $17.8 million discount).

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and NBC's Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, we are scheduled to make principal payments totaling $1.8 million in each of fiscals 2006-2010 and $169.2 million in fiscal 2011. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Term Loan principal balances. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by us. We entered into an interest rate swap agreement July 15, 2005 to convert certain variable rate debt into fixed rate debt. This agreement was effective as of September 30, 2005. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.

INVESTING CASH FLOWS

    Our capital expenditures were $3.1 million and $5.3 million for the six months ended September 30, 2005 and 2004, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2006 is $10.5 million.

    Business acquisition expenditures were $5.2 million and $4.7 million for the six months ended September 30, 2005 and 2004, respectively. For the six months ended September 30, 2005, single bookstore locations were acquired serving Gannon University, McLennan Community College, St. Clair County Community College, University of Delaware, and Auburn University and single bookstore location start-ups serving the University of North Dakota, Sinclair Community College, Seminole Community College, and Florida State University were established. For the six months ended September 30, 2004, single bookstore locations were acquired serving Eastern Michigan University, Alma College, and Mississippi State University; two bookstore locations were acquired serving the University of North Florida and Florida Community College at Jacksonville; and single bookstore location start-ups serving Washington State University and Arizona State University-West Campus were established. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the six months ended September 30, 2005, the property lease at one bookstore location serving North Harris College was not renewed by us. During the six months ended September 30, 2004, no bookstore locations were closed.

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

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows provided from operating activities for the six months ended September 30, 2005 were $53.0 million, up $13.1 million from $39.9 million for the six months ended September 30, 2004. The increase in net cash flows provided from operating activities is due primarily to stable operating results combined with an increase in the accounts payable balance attributable to the timing of payments and to an approximately $11.0 million payment made during the six months ended September 30, 2004. This $11.0 million payment related to the portion of the restricted cash held in escrow that was utilized to redeem NBC's untendered former senior discount debentures on April 3, 2004. The increase in net cash flows provided from operating activities was partially offset by receipt of a $4.5 million refund of fiscal 2004 estimated tax payments received in the six months ended September 30, 2004. This refund was primarily related to expenses incurred in connection with the March 4, 2004 Transaction.

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

SOURCES OF AND NEEDS FOR CAPITAL

    As of September 30, 2005, we could borrow up to $50.0 million under the Revolving Credit Facility, which was unused at September 30, 2005. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

    We believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance our current operations, any required excess cash flow payments, increased cash interest requirements resulting from the March 4, 2004 Transaction, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

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

    WE FACE COMPETITION IN OUR MARKETS. Our industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than us and have substantially greater resources than us. We cannot give assurances that our business will not be adversely affected by increased competition in the markets in which we currently operate or in markets in which we will operate in the future, or that we will be able to improve or maintain our profit margins. In recent years, an increasing number of institution-owned college stores have decided to outsource or "contract-manage" the operation of their bookstores. As of June 1, 2005, approximately 29% of the U.S. members of The National Association of College Stores were contract-managed. The leading managers of these stores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed stores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed stores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.

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

    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING. We have $355.4 million of outstanding indebtedness at September 30, 2005. NBC has additional outstanding indebtedness of $59.2 million as of September 30, 2005 under the Senior Discount Notes. The degree to which we are leveraged could have important consequences, including the following:

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $355.4 million in total indebtedness outstanding at September 30, 2005, approximately $177.3 million is subject to fluctuations in the Eurodollar interest rate. As provided in our Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, we entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement is $175 million and will decrease over approximately three years to $130 million.

    Certain quantitative market risk disclosures have changed since March 31, 2005 as a result of market fluctuations, movement in interest rates, a new interest rate swap agreement, and principal payments. The following table presents summarized market risk information as of September 30, 2005 and March 31, 2005, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                              September 30,    March 31,
                                                  2005            2005
                                              -------------  ---------------
Fair Values:
  Fixed rate debt                              $167,665,209   $ 172,617,616
  Variable rate debt
    (excluding Revolving Credit Facility)       177,300,000     178,200,000
  Interest rate swap                                730,766               -

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                     8.65%           8.65%
  Variable rate debt (excluding Revolving
    Credit Facility)                                  7.10%           7.21%
  Interest rate swap receive rate                     4.52%               -
  Interest rate swap pay rate                         4.34%               -


                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

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

    CHANGES IN INTERNAL CONTROLS. Other than the changes to our process for classifying items in our Consolidated Statement of Cash Flows noted above, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                                ITEM 6. EXHIBITS

        Exhibits

        10.1* NBC Holdings Corp. 2005 Restricted Stock Plan adopted September 29, 2005.

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

        99.1 Mirror Option Agreement between NBC Acquisition Corp. and NBC Holdings Corp., dated September 30, 2005.

                * - Management contracts or compensatory plans filed herewith.



                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2005.


NEBRASKA BOOK COMPANY, INC.



/s/   Mark W. Oppegard                    /s/ Alan G. Siemek
----------------------                    --------------------------------
Mark W. Oppegard                          Alan G. Siemek
Chief Executive Officer, President and    Chief Financial Officer,
Director                                  Senior Vice President
                                          of Finance and Administration,
                                          Treasurer and Assistant Secretary

                                  EXHIBIT INDEX


        10.1* NBC Holdings Corp. 2005 Restricted Stock Plan adopted September 29, 2005.

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

        99.1 Mirror Option Agreement between NBC Acquisition Corp. and NBC Holdings Corp., dated September 30, 2005.

                * - Management contracts or compensatory plans filed herewith.