Form 10-Q
period 2005-12-31
NEBRASKA BOOK CO
filed 2006-02-14
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

               Total number of shares of common stock outstanding
                      as of February 14, 2006: 100 shares

                            Total Number of Pages: 40

                             Exhibit Index: Page 40

                                  PART I. FINANCIAL INFORMATION

                                   ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
---------------------------------------------------------------------------------------------
                                                    December 31,   March 31,     December 31,
                                                       2005           2005          2004
                                                    ------------  -------------  ------------
                                                                                 (as restated)
                                                                                 (see Note 9)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $ 14,565,677   $ 31,224,343  $ 10,658,451
  Receivables                                        59,247,418     30,953,133    55,352,771
  Inventories                                       100,780,230     72,559,962   100,541,115
  Recoverable income taxes                            3,238,251              -     5,297,294
  Deferred income taxes                               6,525,593      5,536,182     6,189,015
  Prepaid expenses and other assets                     576,650        586,981       521,917
                                                  -------------- -------------- -------------
    Total current assets                            184,933,819    140,860,601   178,560,563

PROPERTY AND EQUIPMENT, net                          38,898,374     37,512,387    38,097,756

GOODWILL                                            292,049,732    284,898,526   285,019,923

IDENTIFIABLE INTANGIBLES, net                       147,466,690    152,650,661   154,473,025

DEBT ISSUE COSTS, net                                 8,080,792      8,968,851     9,325,315

OTHER ASSETS                                          3,541,510      2,348,256     2,135,476
                                                  -------------- -------------- -------------
                                                  $ 674,970,917   $627,239,282  $667,612,058
                                                  ============== ============== =============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $  24,446,131   $ 15,724,221  $ 29,237,555
  Accrued employee compensation and benefits          9,024,498      7,934,817     8,271,354
  Accrued interest                                    7,645,872        628,906     6,682,875
  Accrued incentives                                  7,460,483      7,761,296     7,272,567
  Accrued expenses                                      948,239      1,146,388       130,249
  Income taxes payable                                        -        544,578             -
  Deferred revenue                                    1,834,575      1,042,660     1,193,046
  Current maturities of long-term debt                1,834,830      1,832,144     1,831,295
  Current maturities of capital lease obligations       291,052        237,955       204,267
  Revolving credit facility                          29,600,000              -    30,900,000
                                                  -------------- -------------- -------------
    Total current liabilities                        83,085,680     36,852,965    85,723,208

LONG-TERM DEBT, net of current maturities           350,426,388    351,802,856   352,261,217

CAPITAL LEASE OBLIGATIONS,
net of current maturities                             2,305,840      2,529,253     2,596,892

OTHER LONG-TERM LIABILITIES                           1,569,950      1,316,835     1,050,024

DEFERRED INCOME TAXES                                58,863,779     59,014,379    59,436,969

DUE TO PARENT                                        16,887,575     16,574,575    16,917,881

COMMITMENTS (Note 5)

STOCKHOLDER'S EQUITY:
  Common stock, voting, authorized 50,000 shares
  of $1.00 par value; issued and outstanding
  100 shares                                                100            100           100
  Additional paid-in capital                        138,018,348    137,957,730   137,958,931
  Retained earnings                                  23,357,257     21,190,589    11,666,836
  Accumulated other comprehensive income                456,000              -             -
                                                  -------------- -------------- -------------
    Total stockholder's equity                      161,831,705    159,148,419   149,625,867
                                                  -------------- -------------- -------------
                                                  $ 674,970,917   $627,239,282  $667,612,058
                                                  ============== ============== =============


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------------------------

                                           Quarter       Quarter      Nine Months   Nine Months
                                             Ended       Ended          Ended          Ended
                                         December 31,  December 31,   December 31,  December 31,
                                             2005          2004          2005           2004
                                         ------------- -------------  ------------  -------------
                                                       (as restated)                (as restated)
                                                       (see Note 9)                 (see Note 9)
REVENUES, net of returns                 $ 53,854,099  $ 53,895,023  $291,985,327   $280,419,974

COSTS OF SALES (exclusive of
depreciation shown below)                  32,049,959    31,828,329   179,556,983    172,448,646
                                         ------------- ------------- -------------  -------------
  Gross profit                             21,804,140    22,066,694   112,428,344    107,971,328

OPERATING EXPENSES:
  Selling, general and administrative      24,635,624    23,506,715    78,236,361     72,564,422
  Depreciation                              1,197,191     1,224,325     3,583,676      3,514,729
  Amortization                              2,204,656     2,106,000     6,512,305      6,129,004
                                         ------------- ------------- -------------  -------------
                                           28,037,471    26,837,040    88,332,342     82,208,155
                                         ------------- ------------- -------------  -------------
INCOME (LOSS) FROM OPERATIONS              (6,233,331)   (4,770,346)   24,096,002     25,763,173
                                         ------------- ------------- -------------  -------------
OTHER EXPENSES (INCOME):
  Interest expense                          7,538,023     6,949,097    21,958,034     19,402,230
  Interest income                            (385,912)     (211,349)     (709,700)      (344,845)
  (Gain) loss on derivative financial
  instruments                                  66,766             -      (664,000)             -
                                         ------------- ------------- -------------  -------------
                                            7,218,877     6,737,748    20,584,334     19,057,385
                                         ------------- ------------- -------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES         (13,452,208)  (11,508,094)    3,511,668      6,705,788

INCOME TAX EXPENSE (BENEFIT)               (5,152,000)   (4,494,714)    1,345,000      2,769,517
                                         ------------- ------------- -------------  -------------
NET INCOME (LOSS)                        $ (8,300,208) $ (7,013,380) $  2,166,668   $  3,936,271
                                         ============= ============= =============  =============


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                              Accumulated
                                                                    Additional                   Other
                                                           Common    Paid-in     Retained    Comprehensive           Comprehensive
                                                            Stock    Capital     Earnings       Income      Total        Income
                                                           ------- ------------ ------------  ----------- ----------- ------------
BALANCE, April 1, 2004                                      $ 100  $137,957,716 $  7,863,031   $       -  $145,820,847

  Contributed capital                                           -         1,215            -           -         1,215  $        -

  Net income (as restated) (see Note 9)                         -             -    3,936,271           -     3,936,271   3,936,271

  Dividends declared                                            -             -     (132,466)          -      (132,466)         -
                                                           ------- ------------ ------------  ----------- ------------  ----------
BALANCE, December 31, 2004 (as restated) (see Note 9)       $ 100  $137,958,931 $ 11,666,836   $       -  $149,625,867  $3,936,271
                                                           ======= ============ ============  =========== ============  ==========

BALANCE, April 1, 2005                                      $ 100  $137,957,730 $ 21,190,589   $       -  $159,148,419

  Contributed capital                                           -        40,618            -           -        40,618  $        -

  Tax benefit arising from exercise of 640 stock options        -        20,000            -           -        20,000           -

  Net income                                                    -             -    2,166,668           -     2,166,668   2,166,668

   Other comprehensive income, net of taxes:
     Unrealized gains on interest rate swap agreement,
     net of taxes of $281,000                                   -            -             -     456,000       456,000     456,000
                                                           ------- ------------ ------------  ----------- ------------  ----------
BALANCE, December 31, 2005                                  $ 100  $138,018,348 $ 23,357,257   $ 456,000  $161,831,705  $2,622,668
                                                           ======= ============ ============  =========== ============  ==========


See notes to consolidated financial statements.


NEBRASKA BOOK COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------------

                                                           Nine Months   Nine Months
                                                             Ended         Ended
                                                           December 31,  December 31,
                                                              2005         2004
                                                           ------------  ------------
                                                                        (as restated)
                                                                         (see Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  2,166,668  $  3,936,271
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Provision for losses on receivables                         42,193       103,651
    Depreciation                                             3,583,676     3,514,729
    Amortization                                             7,649,177     7,217,937
    Gain on derivative financial instruments                  (664,000)            -
    Loss on disposal of assets                                   1,757        68,014
    Deferred income taxes                                   (1,368,000)   (1,364,000)
    Changes in operating assets and liabilities,
    net of effect of acquisitions/disposals:
      Receivables                                          (28,309,001)  (24,902,991)
      Inventories                                          (25,964,375)  (27,789,004)
      Recoverable income taxes                              (3,238,251)     (230,557)
      Prepaid expenses and other assets                         40,331       366,560
      Other assets                                             346,940       140,192
      Accounts payable                                       7,987,466      (331,560)
      Accrued employee compensation and benefits               905,659      (931,081)
      Accrued interest                                       7,016,966     4,640,918
      Accrued incentives                                      (300,813)      290,263
      Accrued expenses                                        (205,083)   (1,107,502)
      Income taxes payable                                    (538,161)            -
      Deferred revenue                                         791,915       294,388
      Other long-term liabilities                              253,115        (6,263)
      Due to parent                                            313,000        81,523
                                                           ------------ -------------
        Net cash flows from operating activities           (29,488,821)  (36,008,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (4,826,746)   (6,957,004)
  Acquisitions, net of cash acquired                       (10,228,655)  (20,159,367)
  Decrease in restricted cash                                        -    27,065,000
  Proceeds from sale of property and equipment and other        34,181        12,324
                                                           ------------ -------------
      Net cash flows from investing activities             (15,021,220)      (39,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                                  (248,813)     (413,076)
  Principal payments on long-term debt                      (1,373,782)  (16,781,368)
  Principal payments on capital lease obligations             (170,316)     (148,143)
  Net increase in revolving credit facility                 29,600,000    30,900,000
  Dividends paid to parent                                           -      (132,466)
  Capital contributions                                         44,286         4,882
                                                           ------------ -------------
      Net cash flows from financing activities              27,851,375    13,429,829
                                                           ------------ -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (16,658,666)  (22,617,730)

CASH AND CASH EQUIVALENTS, Beginning of period              31,224,343    33,276,181
                                                           ------------ -------------
CASH AND CASH EQUIVALENTS, End of period                  $ 14,565,677  $ 10,658,451
                                                           ============ =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                              $ 13,804,196  $ 13,672,379
    Income taxes                                             6,176,412     4,282,551
  Noncash investing and financing activities:
    Property acquired through capital lease               $          -  $    643,718
    Accumulated other comprehensive income:
      Unrealized gains on interest rate swap agreement,
      net of income taxes                                      456,000             -

      Deferred taxes resulting from accumulated
      other comprehensive income                               281,000             -
    Tax benefit arising from exercise of stock options          20,000             -


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

    The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards:

                                           Quarter Ended December 31,   Nine Months Ended December 31,
                                              2005           2004           2005           2004
                                          -------------- -------------- -------------- --------------

Net income (loss), as reported            $ (8,300,208)  $ (7,013,380)   $ 2,166,668    $ 3,936,271

Add:  Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects                   -              -              -              -

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                     (24,303)       (28,564)       (48,257)       (28,564)
                                         -------------- -------------- -------------- --------------
Pro forma net income (loss)               $ (8,324,511)  $ (7,041,944)   $ 2,118,411    $ 3,907,707
                                         ============== ============== ============== ==============

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

    NBC Holdings Corp., a Delaware Corporation and NBC's parent, adopted the 2005 Restricted Stock Plan (the "Plan") on September 29, 2005. The Plan provides for grants or sales of common shares of NBC Holdings Corp. to its and its affiliates' employees, consultants and directors, subject to certain restrictions as defined in the Plan. No grants or sales of stock were made pursuant to the plan during the quarter or nine months ended December 31, 2005.

3. Inventories - Inventories are summarized as follows:


                                 December 31,     March 31,      December 31,
                                     2005           2005            2004
                                --------------- --------------- --------------
Bookstore Division               $  79,168,193   $ 40,084,363    $ 73,789,169
Textbook Division                   18,558,986     30,113,141      18,670,373
Complementary Services Division      3,053,051      2,362,458       8,081,573
                                --------------- --------------- --------------
                                 $ 100,780,230   $ 72,559,962    $100,541,115
                                =============== =============== ==============

4. Goodwill and Other Identifiable Intangibles - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the nine months ended December 31, 2005 and 2004 and the year ended March 31, 2005. Goodwill assigned to corporate administration represents the goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

    For the nine months ended December 31, 2005, eleven bookstore locations were acquired in eight separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $10.2 million, of which $1.3 million was assigned to covenants not to compete with amortization periods of three years; $5.0 million was assigned to tax deductible goodwill, and $2.2 million was assigned to non tax-deductible goodwill.

                                   Bookstore     Corporate
                                   Division    Administration        Total
                                -------------- ---------------  ---------------
Balance, April 1, 2004           $  1,532,260   $ 269,061,875     $270,594,135

Additions to goodwill:
  Bookstore acquisitions           14,410,433               -       14,410,433

  Purchase accounting
  adjustment - March 4, 2004
  Transaction                               -          15,355           15,355
                                -------------- ---------------  ---------------
Balance, December 31, 2004       $ 15,942,693   $ 269,077,230     $285,019,923
                                ============== ===============  ===============

Balance, April 1, 2004           $  1,532,260   $ 269,061,875     $270,594,135

Additions to goodwill:
  Bookstore acquisitions           14,304,391               -       14,304,391
                                -------------- ---------------  ---------------
Balance, March 31, 2005            15,836,651     269,061,875      284,898,526

Additions to goodwill:
  Bookstore acquisitions            7,151,206               -        7,151,206
                                -------------- ---------------  ---------------
Balance, December 31, 2005       $ 22,987,857   $ 269,061,875    $ 292,049,732
                                ============== ===============  ===============

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of December 31, 2005, March 31, 2005, and December 31, 2004:

                                           December 31, 2005
                            ---------------------------------------------------
                               Gross                                 Net
                             Carrying         Accumulated          Carrying
                              Amount          Amortization          Amount
                            ---------------  ----------------  ----------------
 Customer relationships      $114,830,000      $(10,525,720)      $104,304,280
 Developed technology          11,473,750        (3,505,600)         7,968,150
 Covenants not to compete       5,168,000        (1,293,740)         3,874,260
                            --------------  ----------------  -----------------
                             $131,471,750      $(15,325,060)      $116,146,690
                            ==============  ================  =================

                                               March 31, 2005
                            ---------------------------------------------------
                                Gross                                 Net
                              Carrying        Accumulated          Carrying
                               Amount          Amortization         Amount
                            --------------  ----------------  -----------------
 Customer relationships      $114,830,000      $ (6,219,580)      $108,610,420
 Developed technology          11,473,750        (2,071,333)         9,402,417
 Covenants not to compete       4,084,333          (766,509)         3,317,824
                            --------------  ----------------  -----------------
                             $130,388,083      $ (9,057,422)      $121,330,661
                            ==============  ================  =================

                                             December 31, 2004
                            ---------------------------------------------------
                               Gross                                 Net
                             Carrying         Accumulated         Carrying
                              Amount          Amortization         Amount
                            --------------  ----------------  -----------------
 Customer relationships      $114,830,000      $ (4,784,200)      $110,045,800
 Developed technology          11,473,750        (1,593,244)         9,880,506
 Covenants not to compete       3,779,333          (552,614)         3,226,719
                            --------------  ----------------  -----------------
                             $130,083,083      $ (6,930,058)      $123,153,025
                            ==============  ================  =================


    Information regarding aggregate amortization expense for the quarter and nine months ended December 31, 2005 and 2004 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:


                                                             Amortization
                                                                Expense
                                                             --------------

        Quarter ended December 31, 2005                         $2,201,060
        Quarter ended December 31, 2004                          2,103,867
        Nine months ended December 31, 2005                      6,502,971
        Nine months ended December 31, 2004                      6,122,607

        Estimated amortization expense for
        the fiscal years ending March 31:
             2006                                               $8,742,019
             2007                                                8,948,751
             2008                                                8,660,852
             2009                                                8,435,317
             2010                                                7,847,401

    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

5. Long-Term Debt - Indebtedness at December 31, 2005 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to the Company through a syndicate of lenders, consisting of a $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes"), and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility, outstanding indebtedness under which was $29.6 million at December 31, 2005, is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at December 31, 2005 was $50.0 million.

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

    The Senior Credit Facility stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently restated on March 4, 2004 and most recently amended on August 1, 2005, shall be applied towards prepayment of the Term Loan. There was no excess cash flow payment obligation for fiscal 2005.

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

    Effective August 1, 2005, the Credit Agreement was amended to provide for, among other things, a twelve-month deferral of a scheduled increase in the minimum consolidated interest coverage ratio covenant and a change in the definition of consolidated EBITDA to exclude up to $4.0 million in charges to be incurred under the Company's new senior executive restricted stock plan.

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

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in the Company's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company has a three-year amortizing interest rate swap agreement whereby a portion of the Company's variable rate Term Loan is converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement expires on September 30, 2008. Notional amounts under the agreements are reduced periodically.

    General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                                             December 31,      March 31,    December 31,
                                                                 2005            2005           2004
                                                             -------------- -------------- --------------
Total indebtedness outstanding                                $384,458,110  $356,402,208   $387,793,671

Term Loan subject to Eurodollar interest rate fluctuations     176,850,000   178,200,000    178,650,000

Revolving Credit Facility subject to Prime rate fluctuations    29,600,000             -     30,900,000

Notional amount under swap agreement                           175,000,000             -              -

Fixed interest rate indebtedness                               178,008,110   178,202,208    178,243,671

Variable interest rate, including applicable margin:
  Term Loan                                                           6.70%         4.67%          4.67%
  Revolving Credit Facility                                           9.00%            -           7.00%

    Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge instrument as the following criteria were met:

        (1) Formal documentation of the hedging relationship and the Company's risk management objective and strategy for undertaking the hedge were in place.

        (2) The interest rate swap agreement is expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to the Company's Term Loan.

    The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of December 31, 2005 and for the quarter then ended and the period from July 15, 2005 (inception) to December 31, 2005. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

    Under hedge accounting, interest rate swap agreements are reflected at fair value in the balance sheet and the related gains or losses on these agreements are generally recorded in stockholder's equity, net of applicable income taxes (as "accumulated other comprehensive income (loss)"). Gains or losses recorded in accumulated other comprehensive income (loss) are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on the Company's consolidated results of operations will be that interest expense on a portion of the Term Loan is generally being recorded based on fixed interest rates until the interest rate swap agreement expires on September 30, 2008.

    In accordance with the Company's Risk Management Policy, the current interest rate swap agreement was intended as a hedge against certain future interest payments under the Term Loan from the agreement's inception on July 15, 2005. However, formal documentation designating the interest rate swap agreement as a hedge against certain future interest payments under the Term Loan was not put in place until September 30, 2005 (the effective date of the interest rate swap agreement). As a result, the interest rate swap agreement did not qualify as a cash flow hedge until September 30, 2005. Accordingly, the $0.7 million increase in the fair value of the interest rate swap agreement from inception to September 30, 2005 was recognized in earnings as a "gain on derivative financial instruments". Changes in the fair value of this portion of the interest rate swap agreement are also recognized as a "gain (loss) on derivative financial instruments" in the

    Consolidated Statements of Operations. Subsequent to September 30, 2005, the change in fair value of a September 30, 2005 hypothetical swap is recorded, net of income taxes, in "accumulated other comprehensive income" in the Consolidated Balance Sheets. Changes in the fair value of the interest rate swap agreement are reflected in the Consolidated Statements of Cash Flows as either "gain (loss) on derivative financial instruments" or as "noncash investing and financial activities".

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

                                                                 December 31,
                                                                     2005
                                                                --------------
        Balance Sheet Components:
          Other assets - fair value of swap agreement            $ 1,401,000
          Deferred income taxes                                     (535,000)
                                                                --------------
                                                                 $   866,000
                                                                ==============
        Portion of Agreement Subsequent to September 30, 2005
        Hedge Designation:
           Increase in fair value of swap agreement:
              Quarter ended December 31, 2005                    $   737,000
              Nine Months ended December 31, 2005                    737,000

        Portion of Agreement Prior to September 30, 2005
         Hedge Designation:
           Increase (decrease) in fair value of swap agreement:
              Quarter ended December 31, 2005                    $   (66,766)
              Nine Months ended December 31, 2005                    664,000

7. Segment Information - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore Division segment encompasses the operating activities of the Company's 137 college bookstores as of December 31, 2005 located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

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

    The following table provides selected information about profit or loss (excluding the impact of the Company's interdivisional administrative fee - see Note 11, Condensed Consolidating Financial Information, to the Consolidated Financial Statements) on a segment basis for the quarters and nine months ended December 31, 2005 and 2004, respectively:

                                                                            Complementary
                                                Bookstore      Textbook       Services
                                                Division       Division       Division        Total
                                              ----------------------------- ------------- --------------
Quarter ended December 31, 2005:
  External customer revenues                   $ 22,780,837   $ 26,271,489   $ 4,801,773   $ 53,854,099
  Intersegment revenues                             379,674      7,462,106       703,892      8,545,672
  Depreciation and amortization expense           1,122,174      1,508,053       660,565      3,290,792
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)       (2,853,729)     4,746,768       (91,984)     1,801,055

Quarter ended December 31, 2004:
  External customer revenues                   $ 20,704,487   $ 27,330,632   $ 5,859,904   $ 53,895,023
  Intersegment revenues                             356,129      6,908,087       882,395      8,146,611
  Depreciation and amortization expense           1,095,091      1,428,905       682,420      3,206,416
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)       (1,885,399)     5,187,612       158,746      3,460,959

Nine months ended December 31, 2005:
  External customer revenues                   $183,550,257   $ 90,672,889   $17,762,181   $291,985,327
  Intersegment revenues                           1,251,349     23,120,470     2,598,903     26,970,722
  Depreciation and amortization expense           3,275,263      4,520,052     1,974,748      9,770,063
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)       15,687,212     26,941,262     1,106,137     43,734,611

Nine months ended December 31, 2004:
  External customer revenues                   $163,190,705   $ 92,787,634   $24,441,635   $280,419,974
  Intersegment revenues                           1,121,330     22,224,141     2,363,905     25,709,376
  Depreciation and amortization expense           2,911,330      4,296,238     2,066,042      9,273,610
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)       16,108,356     27,172,458     1,508,511     44,789,325

    The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements for the quarters and nine months ended December 31, 2005 and 2004, respectively:

                                             Quarter Ended December 31,      Nine Months Ended December 31,
                                               2005             2004             2005             2004
                                          ---------------- --------------- ----------------- ---------------
Revenues:
  Total for reportable segments              $ 62,399,771    $ 62,041,634     $ 318,956,049   $ 306,129,350
  Elimination of intersegment revenues         (8,545,672)     (8,146,611)      (26,970,722)    (25,709,376)
                                          ---------------- --------------- ----------------- ---------------
    Consolidated total                       $ 53,854,099    $ 53,895,023     $ 291,985,327   $ 280,419,974
                                          ================ =============== ================= ===============

Depreciation and Amortization Expense:
  Total for reportable segments              $  3,290,792    $  3,206,416     $   9,770,063   $   9,273,610
  Corporate administration                        111,055         123,909           325,918         370,123
                                          ---------------- --------------- ----------------- ---------------
    Consolidated total                       $  3,401,847    $  3,330,325     $  10,095,981   $   9,643,733
                                          ================ =============== ================= ===============

Income (Loss) Before Income Taxes:
  Total EBITDA for reportable segments       $  1,801,055    $  3,460,959     $  43,734,611   $  44,789,325
  Corporate administrative costs               (4,632,539)     (4,900,980)       (9,542,628)     (9,382,419)
                                          ---------------- --------------- ----------------- ---------------
                                               (2,831,484)     (1,440,021)       34,191,983      35,406,906
  Depreciation and amortization                (3,401,847)     (3,330,325)      (10,095,981)     (9,643,733)
                                          ---------------- --------------- ----------------- ---------------
    Consolidated income (loss)
    from operations                            (6,233,331)     (4,770,346)       24,096,002      25,763,173
  Interest and other expenses, net             (7,218,877)     (6,737,748)      (20,584,334)    (19,057,385)
                                          ---------------- --------------- ----------------- ---------------
    Consolidated income (loss) before
    income taxes                             $(13,452,208)   $(11,508,094)    $   3,511,668   $   6,705,788
                                          ================ =============== ================= ===============

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash
    Flows:


                                                   Quarter ended December 31,        Nine Months ended December 31,
                                                   2005               2004             2005              2004
                                                --------------  ----------------- ----------------  ---------------
EBITDA                                          $  (2,831,484)    $  (1,440,021)    $ 34,191,983     $ 35,406,906

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Interest income                                     385,912           211,349          709,700          344,845
  Provision for losses on accounts receivable          17,679            88,977           42,193          103,651
  Cash paid for interest                             (216,594)         (570,692)     (13,804,196)     (13,672,379)
  Cash paid for income taxes                       (5,049,763)       (8,243,973)      (6,176,412)      (4,282,551)
  (Gain) loss on disposal of assets                      (633)           52,468            1,757           68,014
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)     (74,783,054)      (66,043,495)     (44,453,846)     (53,976,998)
                                                --------------  ----------------- ----------------  ---------------
Net Cash Flows from Operating Activities        $ (82,477,937)    $ (75,945,387)   $ (29,488,821)    $(36,008,512)
                                                ==============  ================= ================  ===============
Net Cash Flows from Investing Activities        $  (6,725,752)    $ (17,193,419)   $ (15,021,220)    $    (39,047)
                                                ==============  ================= ================  ===============
Net Cash Flows from Financing Activities        $  29,101,540     $  30,169,083    $  27,851,375     $ 13,429,829
                                                ==============  ================= ================  ===============

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

    The impact of these restatements on the quarter and nine months ended December 31, 2004 and line items impacted by these restatements are provided below.

                                                      Consolidated Balance Sheet
                                          -------------------------------------------------
                                           As Previously
                                              Reported       Adjustments      As Restated
                                          ---------------- ---------------  ---------------
December 31, 2004
   Property and equipment,                   $ 41,620,381    $ (3,522,625)    $ 38,097,756
      net of depreciation and amortization
   Goodwill                                   283,072,719       1,947,204      285,019,923
   Deferred income taxes - liability           60,773,744      (1,336,775)      59,436,969
   Retained earnings                           11,905,482        (238,646)      11,666,836

                                                   Consolidated Statement of Operations
                                           ------------------------------------------------
                                            As Previously
                                              Reported        Adjustments     As Restated
                                           ---------------  --------------- ---------------
Quarter Ended December 31, 2004
   Depreciation expense                     $   1,229,325    $     (5,000)    $  1,224,325
   Income tax benefit                          (4,496,714)          2,000       (4,494,714)
   Net loss                                    (7,016,380)          3,000       (7,013,380)

Nine Months Ended December 31, 2004
   Depreciation expense                     $   3,397,729    $    117,000     $  3,514,729
   Income tax expense                           2,813,517         (44,000)       2,769,517
   Net income                                   4,009,271         (73,000)       3,936,271

                                                      Consolidated Statement of Cash Flows
                                           ------------------------------------------------
                                             As Previously
                                               Reported        Adjustments     As Restated
                                           ---------------  --------------- ---------------
Nine Months Ended December 31, 2004
   Net cash flows from investing activities $ (27,104,047)   $ 27,065,000     $    (39,047)
   Net cash flows from financing activities    40,494,829     (27,065,000)      13,429,829


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

11. Condensed Consolidating Financial Information - Effective July 1, 2002, the Company's distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. Effective January 1, 2005, the Company's textbook division was separately incorporated under the laws of the State of Delaware as NBC Textbooks LLC, a wholly-owned subsidiary of the Company. In connection with their incorporation, Specialty Books, Inc. and NBC Textbooks LLC have unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of the Company's obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes. Specialty Books, Inc. and NBC Textbooks LLC are also a party to the Guarantee and Collateral Agreement related to the Senior Credit Facility. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (Nebraska Book Company, Inc.), subsidiary guarantors (Specialty Books, Inc. and NBC Textbooks LLC), consolidating eliminations, and consolidated totals. Activity in the textbook division prior to incorporation on January 1, 2005 has been separately "carved out" and presented in the subsidiary guarantors column. Beginning January 1, 2005, an administrative fee is now assessed to the Company's operating divisions, including Specialty Books, Inc. and NBC Textbooks LLC, for administrative costs incurred on behalf of the operating divisions by the corporate administrative divisions. There were no such fee assessments in the quarter and nine months ended December 31, 2004. The following condensed consolidating financial information as of and for the quarter and nine months ended December 31, 2004 has been restated to reflect the effects of the restatements described in Note 9, Restatement of Consolidated Financial Statements, to the Consolidated Financial Statements.


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
--------------------------------------------------------------------------------------------------------------

                                                       Nebraska
                                                         Book        Subsidiary                  Consolidated
                                                     Company, Inc.   Guarantors    Eliminations     Totals
                                                     ------------- -------------  -------------  -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $   8,929,145  $  5,636,532  $           -  $  14,565,677
  Receivables                                          70,482,327    46,773,506    (58,008,415)    59,247,418
  Inventories                                          79,833,508    20,946,722              -    100,780,230
  Recoverable income taxes                              3,238,251             -              -      3,238,251
  Deferred income taxes                                 1,670,593     4,855,000              -      6,525,593
  Prepaid expenses and other assets                       555,534        21,116              -        576,650
                                                    --------------  ------------ --------------  -------------
    Total current assets                              164,709,358    78,232,876    (58,008,415)   184,933,819

PROPERTY AND EQUIPMENT, net                            34,379,368     4,519,006              -     38,898,374

GOODWILL                                              292,049,732             -              -    292,049,732

IDENTIFIABLE INTANGIBLES, net                          48,795,312    98,671,378              -    147,466,690

OTHER ASSETS                                           87,142,033        22,577    (75,542,308)    11,622,302
                                                    --------------  ------------ -------------- --------------
                                                    $ 627,075,803  $181,445,837  $(133,550,723) $ 674,970,917
                                                    ==============  ============ ============== ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $  24,446,131  $ 58,008,415  $ (58,008,415) $  24,446,131
  Accrued employee compensation and benefits            7,180,539     1,843,959              -      9,024,498
  Accrued interest                                      7,645,872             -              -      7,645,872
  Accrued incentives                                       68,619     7,391,864              -      7,460,483
  Accrued expenses                                        926,948        21,291              -        948,239
  Deferred revenue                                      1,834,575             -              -      1,834,575
  Current maturities of long-term debt                  1,834,830             -              -      1,834,830
  Current maturities of capital lease obligations         291,052             -              -        291,052
  Revolving credit facility                            29,600,000             -              -     29,600,000
                                                    --------------  ------------ -------------- --------------
    Total current liabilities                          73,828,566    67,265,529    (58,008,415)    83,085,680

LONG-TERM DEBT, net of current maturities             350,426,388             -              -    350,426,388

CAPITAL LEASE OBLIGATIONS, net of current maturities    2,305,840             -              -      2,305,840
                                                                                             -
OTHER LONG-TERM LIABILITIES                             1,569,950             -              -      1,569,950

DEFERRED INCOME TAXES                                  20,225,779    38,638,000              -     58,863,779

DUE TO PARENT                                          16,887,575             -              -     16,887,575

COMMITMENTS

STOCKHOLDER'S EQUITY                                  161,831,705    75,542,308    (75,542,308)   161,831,705
                                                    -------------- ------------- -------------- --------------
                                                    $ 627,075,803  $181,445,837  $(133,550,723) $ 674,970,917
                                                    ============== ============= ============== ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2005
--------------------------------------------------------------------------------------------------------------------

                                                            Nebraska
                                                              Book         Subsidiary                  Consolidated
                                                          Company, Inc.    Guarantors    Eliminations     Totals
                                                          -------------  --------------  ------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $ 28,762,182   $  2,462,161   $           -   $ 31,224,343
  Receivables                                              65,549,416     14,990,509     (49,586,792)    30,953,133
  Inventories                                              40,679,066     31,880,896               -     72,559,962
  Deferred income taxes                                     1,013,182      4,523,000               -      5,536,182
  Prepaid expenses and other assets                           585,409          1,572               -        586,981
                                                          ------------   ------------  -------------   -------------
    Total current assets                                  136,589,255     53,858,138     (49,586,792)   140,860,601

PROPERTY AND EQUIPMENT, net                                32,822,702      4,689,685               -     37,512,387

GOODWILL                                                  284,898,526              -               -    284,898,526

IDENTIFIABLE INTANGIBLES, net                              49,905,694    102,744,967               -    152,650,661

OTHER ASSETS                                               74,928,225         21,077     (63,632,195)    11,317,107
                                                         ------------   -------------  -------------   -------------
                                                         $579,144,402   $161,313,867   $(113,218,987)  $627,239,282
                                                         ============   =============  =============   =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $ 15,724,221   $ 49,586,792   $ (49,586,792)  $ 15,724,221
  Accrued employee compensation and benefits                7,091,507        843,310               -      7,934,817
  Accrued interest                                            628,906              -               -        628,906
  Accrued incentives                                           93,320      7,667,976               -      7,761,296
  Accrued expenses                                          1,114,430         31,958               -      1,146,388
  Income taxes payable                                        544,578              -               -        544,578
  Deferred revenue                                          1,042,660              -               -      1,042,660
  Current maturities of long-term debt                      1,832,144              -               -      1,832,144
  Current maturities of capital lease obligations             237,955              -               -        237,955
                                                          ------------   ------------  -------------   ------------
    Total current liabilities                              28,309,721     58,130,036     (49,586,792)    36,852,965

LONG-TERM DEBT, net of current maturities                 351,802,856              -               -    351,802,856

CAPITAL LEASE OBLIGATIONS, net of current maturities        2,529,253              -               -      2,529,253

OTHER LONG-TERM LIABILITIES                                 1,316,835              -               -      1,316,835

DEFERRED INCOME TAXES                                      19,462,743     39,551,636               -     59,014,379

DUE TO PARENT                                              16,574,575              -               -     16,574,575

COMMITMENTS

STOCKHOLDER'S EQUITY                                      159,148,419     63,632,195     (63,632,195)   159,148,419
                                                         ------------   -------------  -------------   -------------
                                                         $579,144,402   $161,313,867   $(113,218,987)  $627,239,282
                                                         ============   =============  =============   =============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
--------------------------------------------        ------------------------------------------------------------

                                                       Nebraska
                                                         Book        Subsidiary                     Consolidated
                                                     Company, Inc.   Guarantors     Eliminations       Totals
                                                     ------------- -------------   -------------   -------------
ASSETS
                                                     $  5,317,429   $  5,341,022   $           -   $  10,658,451
CURRENT ASSETS:                                        89,475,639     47,173,362     (81,296,230)     55,352,771
  Cash and cash equivalents                            74,277,926     26,263,189               -     100,541,115
  Receivables                                           5,297,294              -               -       5,297,294
  Inventories                                           1,537,015      4,652,000               -       6,189,015
  Recoverable income taxes                                517,911          4,006               -         521,917
  Deferred income taxes                               ------------   ------------   -------------   -------------
  Prepaid expenses and other assets                   176,423,214     83,433,579     (81,296,230)    178,560,563

  Total current assets                                 33,254,960      4,842,796               -      38,097,756

PROPERTY AND EQUIPMENT, net                           285,019,923              -               -     285,019,923

GOODWILL                                               50,370,195    104,102,830               -     154,473,025

IDENTIFIABLE INTANGIBLES, net                          73,852,635         21,077     (62,412,921)     11,460,791
                                                      ------------   ------------   -------------   -------------
OTHER ASSETS                                         $618,920,927   $192,400,282   $(143,709,151)  $ 667,612,058
                                                      ============   ============   =============   =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $ 29,237,555   $ 81,296,230   $ (81,296,230)  $  29,237,555
  Accrued employee compensation and benefits            6,744,409      1,526,945               -       8,271,354
  Accrued interest                                      6,682,875              -               -       6,682,875
  Accrued incentives                                       92,665      7,179,902               -       7,272,567
  Accrued expenses                                        167,818        (37,569)              -         130,249
  Deferred revenue                                      1,193,046              -               -       1,193,046
  Current maturities of long-term debt                  1,831,295              -               -       1,831,295
  Current maturities of capital lease obligations         204,267              -               -         204,267
  Revolving credit facility                            30,900,000              -               -      30,900,000
                                                      ------------   ------------   -------------   ------------
    Total current liabilities                          77,053,930     89,965,508     (81,296,230)     85,723,208


LONG-TERM DEBT, net of current maturities             352,261,217              -               -     352,261,217

CAPITAL LEASE OBLIGATIONS, net of current maturities    2,596,892              -               -       2,596,892

OTHER LONG-TERM LIABILITIES                             1,050,024              -               -       1,050,024

DEFERRED INCOME TAXES                                  19,415,116     40,021,853               -      59,436,969

DUE TO PARENT                                          16,917,881              -               -      16,917,881

COMMITMENTS

STOCKHOLDER'S EQUITY                                  149,625,867     62,412,921     (62,412,921)    149,625,867
                                                    -------------  -------------  ---------------  --------------
                                                     $618,920,927   $192,400,282   $(143,709,151)  $ 667,612,058
                                                    =============  =============  ===============  ==============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 2005
---------------------------------------------------------------------------------------------------------

                                               Nebraska
                                                 Book        Subsidiary                     Consolidated
                                             Company, Inc.   Guarantors     Eliminations       Totals
                                             ------------   -------------   ------------    -------------
REVENUES, net of returns                     $25,027,613    $ 36,288,592    $(7,462,106)    $ 53,854,099

COSTS OF SALES                                14,054,901      25,803,095     (7,808,037)      32,049,959
                                             ------------   -------------   ------------    -------------
  Gross profit                                10,972,712      10,485,497        345,931       21,804,140

OPERATING EXPENSES (INCOME):
  Selling, general and administrative         18,481,232       5,808,461        345,931       24,635,624
  Depreciation                                 1,006,285         190,906              -        1,197,191
  Amortization                                   846,793       1,357,863              -        2,204,656
  Intercompany administrative fee               (924,300)        924,300              -                -
  Equity in earnings of subsidiary            (1,342,967)              -      1,342,967                -
                                             ------------   -------------   ------------    -------------
                                              18,067,043       8,281,530      1,688,898       28,037,471
                                             ------------   -------------   ------------    -------------
INCOME (LOSS) FROM OPERATIONS                 (7,094,331)      2,203,967     (1,342,967)      (6,233,331)

OTHER EXPENSES (INCOME):
  Interest expense                             7,538,023               -              -        7,538,023
  Interest income                               (385,912)              -              -         (385,912)
  Loss on derivative financial instruments        66,766               -              -           66,766
                                             ------------   -------------   ------------    -------------
                                               7,218,877               -              -        7,218,877
                                             ------------   -------------   ------------    -------------

INCOME (LOSS) BEFORE INCOME TAXES            (14,313,208)      2,203,967     (1,342,967)     (13,452,208)

INCOME TAX EXPENSE (BENEFIT)                  (6,013,000)        861,000              -       (5,152,000)
                                             ------------   -------------   ------------    -------------
NET INCOME (LOSS)                            $(8,300,208)   $  1,342,967    $(1,342,967)    $ (8,300,208)
                                             ============   =============   ============    =============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------------------------

                                         Nebraska
                                           Book        Subsidiary                    Consolidated
                                       Company, Inc.   Guarantors     Eliminations      Totals
                                       -------------  -------------   ------------   -------------

REVENUES, net of returns               $ 22,997,212    $37,805,898    $(6,908,087)   $ 53,895,023

COSTS OF SALES                           12,730,431     26,312,266     (7,214,368)     31,828,329
                                       -------------  -------------   ------------   -------------
  Gross profit                           10,266,781     11,493,632        306,281      22,066,694

OPERATING EXPENSES (INCOME):
  Selling, general and administrative    17,105,977      6,094,457        306,281      23,506,715
  Depreciation                            1,113,814        110,511              -       1,224,325
  Amortization                              748,137      1,357,863              -       2,106,000
  Equity in earnings of subsidiary       (2,323,963)             -      2,323,963               -
                                       -------------  -------------   ------------   -------------
                                         16,643,965      7,562,831      2,630,244      26,837,040
                                       -------------  -------------   ------------   -------------

INCOME (LOSS) FROM OPERATIONS            (6,377,184)     3,930,801     (2,323,963)     (4,770,346)

OTHER EXPENSES (INCOME):
  Interest expense                        6,949,097              -              -       6,949,097
  Interest income                          (211,349)             -              -        (211,349)
                                       -------------  -------------   ------------   -------------
                                          6,737,748              -              -       6,737,748
                                       -------------  -------------   ------------   -------------

INCOME (LOSS) BEFORE INCOME TAXES       (13,114,932)     3,930,801     (2,323,963)    (11,508,094)

INCOME TAX EXPENSE (BENEFIT)             (6,101,552)     1,606,838              -      (4,494,714)
                                       -------------  -------------   ------------   -------------
NET INCOME (LOSS)                      $ (7,013,380)   $ 2,323,963    $(2,323,963)   $ (7,013,380)
                                       =============  =============   ============   =============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005
----------------------------------------------------------------------------------------------------

                                         Nebraska
                                           Book        Subsidiary                     Consolidated
                                       Company, Inc.   Guarantors     Eliminations       Totals
                                       -------------   ------------   -------------   --------------
REVENUES, net of returns               $192,834,929   $122,270,868   $ (23,120,470)   $ 291,985,327

COSTS OF SALES                          126,152,157     77,778,543     (24,373,717)     179,556,983
                                       -------------   ------------   -------------   --------------
  Gross profit                           66,682,772     44,492,325       1,253,247      112,428,344

OPERATING EXPENSES (INCOME):
  Selling, general and administrative    59,304,555     17,678,559       1,253,247       78,236,361
  Depreciation                            3,016,876        566,800               -        3,583,676
  Amortization                            2,438,716      4,073,589               -        6,512,305
  Intercompany administrative fee        (2,772,900)     2,772,900               -                -
  Equity in earnings of subsidiary      (11,910,113)             -      11,910,113                -
                                       -------------   ------------   -------------   --------------
                                         50,077,134     25,091,848      13,163,360       88,332,342
                                       -------------   ------------   -------------   --------------

INCOME FROM OPERATIONS                   16,605,638     19,400,477     (11,910,113)      24,096,002

OTHER EXPENSES (INCOME):
  Interest expense                       21,958,034              -               -       21,958,034
  Interest income                          (709,700)             -               -         (709,700)
  Gain on derivative financial
  instruments                              (664,000)             -               -         (664,000)
                                       -------------   ------------   -------------   --------------
                                         20,584,334              -               -       20,584,334
                                       -------------   ------------   -------------   --------------

INCOME (LOSS) BEFORE INCOME TAXES        (3,978,696)    19,400,477     (11,910,113)       3,511,668

INCOME TAX EXPENSE (BENEFIT)             (6,145,364)     7,490,364               -        1,345,000
                                       -------------  -------------  --------------   --------------
NET INCOME                             $  2,166,668   $ 11,910,113   $ (11,910,113)   $   2,166,668
                                       =============  =============  ==============   ==============



NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004
---------------------------------------------------------------------------------------------------

                                        Nebraska
                                          Book         Subsidiary                     Consolidated
                                      Company, Inc.    Guarantors     Eliminations       Totals
                                      -------------   -------------   -------------  --------------

REVENUES, net of returns               $171,326,515   $131,317,600    $(22,224,141)  $ 280,419,974

COSTS OF SALES                          111,391,867     84,464,709     (23,407,930)    172,448,646
                                      -------------   -------------   -------------  --------------
  Gross profit                           59,934,648     46,852,891       1,183,789     107,971,328

OPERATING EXPENSES (INCOME):
  Selling, general and administrative    52,507,142     18,873,491       1,183,789      72,564,422
  Depreciation                            3,171,778        342,951               -       3,514,729
  Amortization                            2,055,415      4,073,589               -       6,129,004
  Equity in earnings of subsidiary      (14,047,183)             -      14,047,183               -
                                      -------------   -------------   -------------  --------------
                                         43,687,152     23,290,031      15,230,972      82,208,155
                                      -------------   -------------   -------------  --------------

INCOME FROM OPERATIONS                   16,247,496     23,562,860     (14,047,183)     25,763,173

OTHER EXPENSES (INCOME):
  Interest expense                       19,402,230              -               -      19,402,230
  Interest income                          (344,845)             -               -        (344,845)
                                      -------------   -------------   -------------  --------------
                                         19,057,385              -               -      19,057,385
                                      -------------   -------------   -------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES        (2,809,889)    23,562,860     (14,047,183)      6,705,788

INCOME TAX EXPENSE (BENEFIT)             (6,746,160)     9,515,677               -       2,769,517
                                      -------------   -------------   -------------  --------------
NET INCOME                             $  3,936,271   $ 14,047,183    $(14,047,183)  $   3,936,271
                                      =============   =============   =============  ==============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005
------------------------------------------------------------------------------------------------------------------

                                                         Nebraska
                                                           Book       Subsidiary                     Consolidated
                                                       Company, Inc.  Guarantors     Eliminations       Totals
                                                      -------------  -------------   ------------    -------------

NET CASH FLOWS FROM OPERATING ACTIVITIES             $(33,059,313)  $ 3,570,492      $       -     $(29,488,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (4,430,625)     (396,121)             -       (4,826,746)
  Acquisitions, net of cash acquired                  (10,228,655)            -              -      (10,228,655)
  Proceeds from sale of property and
    equipment and other                                    34,181             -              -           34,181
                                                     ------------  ------------   ------------    -------------
    Net cash flows from investing activities          (14,625,099)     (396,121)             -      (15,021,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                             (248,813)            -              -         (248,813)
  Principal payments on long-term debt                 (1,373,782)            -              -       (1,373,782)
  Principal payments on capital lease obligations        (170,316)            -              -         (170,316)
  Net increase in revolving credit facility            29,600,000             -              -       29,600,000
  Capital contributions                                    44,286             -              -           44,286
                                                      ------------  ------------   ------------    -------------
    Net cash flows from financing activities           27,851,375             -              -       27,851,375
                                                      ------------  ------------   ------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (19,833,037)    3,174,371              -      (16,658,666)

CASH AND CASH EQUIVALENTS, Beginning of period         28,762,182     2,462,161              -       31,224,343
                                                      ------------  ------------   ------------    -------------
CASH AND CASH EQUIVALENTS, End of period              $ 8,929,145   $ 5,636,532      $       -     $ 14,565,677
                                                      ============  ============   ============    =============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004
-------------------------------------------------------------------------------------------------------------


                                                   Nebraska
                                                     Book         Subsidiary                    Consolidated
                                                  Company, Inc.   Guarantors    Eliminations       Totals
                                                  -------------- -------------  -------------   -------------
NET CASH FLOWS FROM OPERATING ACTIVITIES         $(41,083,217)   $ 5,074,705      $       -    $(36,008,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment              (4,805,672)    (2,151,332)             -      (6,957,004)
  Acquisitions, net of cash acquired              (20,159,367)             -              -     (20,159,367)
  Proceeds from sale of property and
    equipment and other                                10,469          1,855              -          12,324
  Decrease in restricted cash                      27,065,000              -              -      27,065,000
                                                  ------------   ------------  -------------   -------------
     Net cash flows from investing activities       2,110,430     (2,149,477)             -         (39,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                         (413,076)             -              -        (413,076)
  Principal payments on long-term debt            (16,781,368)             -              -     (16,781,368)
  Principal payments on capital lease obligations    (148,143)             -              -        (148,143)
  Net increase in revolving credit facility        30,900,000              -              -      30,900,000
  Dividends paid to parent                           (132,466)             -              -        (132,466)
  Capital contributions                                 4,882              -              -           4,882
                                                  ------------   ------------  -------------   -------------
     Net cash flows from financing activities      13,429,829              -              -      13,429,829
                                                  ------------   ------------  -------------   -------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                  (25,542,958)     2,925,228              -     (22,617,730)

CASH AND CASH EQUIVALENTS, Beginning of period     30,860,387      2,415,794              -      33,276,181
                                                  ------------   ------------  -------------   -------------
CASH AND CASH EQUIVALENTS, End of period         $  5,317,429    $ 5,341,022      $       -    $ 10,658,451
                                                  ============   ============  =============   =============

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The accompanying Management's Discussion and Analysis gives effect to the restatement of our consolidated financial statements for the quarter and nine months ended December 31, 2004 to correct our accounting treatment for leases and depreciation of related leasehold improvements and to reclassify the activity related to restricted cash from financing cash flows to investing cash flows, as described in Note 9, Restatement of Consolidated Financial Statements, to the Consolidated Financial Statements.

                                EXECUTIVE SUMMARY

Overview

    Acquisitions. We completed the purchase, initiated the contract-management, or established the start-up of fifteen bookstore locations in the first nine months of fiscal 2006 in the following locations: Waco, Texas; Dayton, Ohio; Erie, Pennsylvania; Grand Forks, North Dakota; Port Huron, Michigan; Lake Mary, Florida; Newark, Delaware; Auburn, Alabama; Tallahassee, Florida; Chattanooga, Tennessee; Bolivar, Missouri; Taylorsville, Utah; and Plano, Texas. The property leases at single bookstore locations in Humble, Texas and Bowling Green, Kentucky were not renewed by us during the nine months ended December 31, 2005. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    Revenue Results. Consolidated revenues for the quarter ended December 31, 2005 were relatively unchanged from the quarter ended December 31, 2004 at $53.9 million. Increased revenues attributable to the addition of 26 new college bookstores through acquisition or start-up since April 1, 2004 were offset by decreases in revenues in the Textbook Division and distance education program.

    EBITDA Results. Consolidated EBITDA for the quarter ended December 31, 2005 decreased $1.4 million from the quarter ended December 31, 2004. While EBITDA decreased in all three operating divisions of the Company, the decrease is primarily attributable to the Bookstore Division, which experienced a small decline in gross margin percentage and whose growth resulted in higher expenses in this seasonally-low revenue quarter for the Bookstore Division. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis.

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

  QUARTER ENDED DECEMBER 31, 2005 COMPARED WITH QUARTER ENDED DECEMBER 31,2004.

    Revenues. Revenues for the quarters ended December 31, 2005 and 2004 and the corresponding change in revenues were as follows:

                                                                      Change
                                                             -------------------------
                                   2005           2004          Amount     Percentage
                                ------------- -------------- ------------- -----------
Bookstore Division               $23,160,511   $ 21,060,616   $ 2,099,895      10.0 %
Textbook Division                 33,733,595     34,238,719      (505,124)     (1.5)%
Complementary Services Division    5,505,665      6,742,299    (1,236,634)    (18.3)%
Intercompany eliminations         (8,545,672)    (8,146,611)     (399,061)      4.9 %
                                ------------- -------------  ------------ -----------
                                 $53,854,099   $ 53,895,023   $   (40,924)     (0.1)%
                                ============= ============== ============= ===========

    The increase in Bookstore Division revenues was attributable to the addition of 26 bookstores through acquisition or start-up since April 1, 2004. The new bookstores provided an additional $2.1 million of revenue in the quarter ended December 31, 2005. Same-store sales in the quarter ended December 31, 2005 were relatively unchanged from the quarter ended December 31, 2004. The Company defines same-store sales for the quarter ended December 31, 2005 as sales from any store, even if expanded or relocated, that was operated by the Company at the start of fiscal 2005. In the quarter ended December 31, 2005, Textbook Division revenues were down 1.5% compared to the quarter ended December 31, 2004 due to a 2.4% decrease in units sold and an increase in sales returns, which were partially offset by a 3.2% increase in the average price per book sold. Complementary Services Division revenues decreased primarily due to lower distance education program revenues.

    Gross profit. Gross profit for the quarter ended December 31, 2005 decreased $0.3 million, or 1.2%, to $21.8 million from $22.1 million for the quarter ended December 31, 2004. The decrease in gross profit was primarily attributable to a slight decline in consolidated gross margin percentage. Consolidated gross margin percentage declined from 40.9% for the quarter ended December 31, 2004 to 40.5% for the quarter ended December 31, 2005.

    Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended December 31, 2005 increased $1.1 million, or 4.8%, to $24.6 million from $23.5 million for the quarter ended December 31, 2004. Selling, general and administrative expenses as a percentage of revenues were 45.7% and 43.6% for the quarters ended December 31, 2005 and 2004, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted an increase of $0.7 million in personnel costs, $0.2 million in advertising expense, and $0.4 million in rent.

    Earnings (loss) before interest, taxes, depreciation, and amortization (EBITDA). EBITDA for the quarters ended December 31, 2005 and 2004 and the corresponding change in EBITDA were as follows:

                                                                       Change
                                                              -------------------------
                                    2005           2004           Amount     Percentage
                                 ------------- -------------- -------------- ----------
Bookstore Division                $(2,853,729)   $(1,885,399)   $  (968,330)    (51.4)%
Textbook Division                   4,746,768      5,187,612       (440,844)     (8.5)%
Complementary Services Division       (91,984)       158,746       (250,730)   (157.9)%
Corporate administration           (4,632,539)    (4,900,980)       268,441       5.5 %
                                 ------------- -------------- -------------- ----------
                                  $(2,831,484)   $(1,440,021)   $(1,391,463)    (96.6)%
                                 ============= ============== ============== ==========

    The decrease in Bookstore Division EBITDA was primarily due to a small decline in gross margin percentage. Growth in the Bookstore Division also resulted in higher expenses in this seasonally-low revenue quarter for the division. The small decrease in EBITDA in the Textbook Division was primarily due to slight declines in both revenues and gross margin percentage. The slight decrease in EBITDA in the Complementary Services Division was primarily due to a decline in gross margin percentage in the distance education program.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:


                                                Quarter ended December 31,
                                                   2005             2004
                                              -------------- ---------------

EBITDA                                         $ (2,831,484)  $  (1,440,021)

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Interest income                                   385,912         211,349
  Provision for losses on accounts receivable        17,679          88,977
  Cash paid for interest                           (216,594)       (570,692)
  Cash paid for income taxes                     (5,049,763)     (8,243,973)
  (Gain) loss on disposal of assets                    (633)         52,468
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)   (74,783,054)    (66,043,495)
                                              -------------- ---------------
Net Cash Flows from Operating Activities       $(82,477,937)  $ (75,945,387)
                                              ============== ===============
Net Cash Flows from Investing Activities       $ (6,725,752)  $ (17,193,419)
                                              ============== ===============
Net Cash Flows from Financing Activities       $ 29,101,540   $  30,169,083
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

    Interest expense, net. Interest expense, net for the quarter ended December 31, 2005 increased $0.5 million, or 7.1%, to $7.2 million from $6.7 million for the quarter ended December 31, 2004. A $0.6 million increase in interest expense, primarily due to higher interest rates on the Term Loan, was offset in part by higher interest income.

        Income taxes. The income tax benefit for the quarter ended December 31, 2005 increased $0.7 million, or 14.6% to $5.2 million from $4.5 million for the quarter ended December 31, 2004. Our effective tax rate for the quarters ended December 31, 2005 and 2004 was 38.3% and 39.1%, respectively. The decrease in the effective tax rate is primarily attributable to a decrease in state income tax rates due to the separate incorporation of NBC Textbooks LLC which was effective January 1, 2005. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

                  NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED
                   WITH NINE MONTHS ENDED DECEMBER 31, 2004.

    Revenues. Revenues for the nine months ended December 31, 2005 and 2004 and the corresponding change in revenues were as follows:

                                                                         Change
                                                                 -------------------------
                                      2005            2004          Amount     Percentage
                                  -------------- --------------- ------------- -----------
Bookstore Division                $ 184,801,606   $ 164,312,035  $ 20,489,571      12.5 %
Textbook Division                   113,793,359     115,011,775    (1,218,416)     (1.1)%
Complementary Services Division      20,361,084      26,805,540    (6,444,456)    (24.0)%
Intercompany eliminations           (26,970,722)    (25,709,376)   (1,261,346)      4.9 %
                                  -------------- --------------- ------------- -----------
                                  $ 291,985,327   $ 280,419,974  $ 11,565,353       4.1 %
                                  ============== =============== ============= ===========

    The increase in Bookstore Division revenues was attributable to the addition of 26 bookstores through acquisition or start-up since April 1, 2004. The new bookstores provided an additional $20.8 million of revenue in the nine months ended December 31, 2005. Same-store sales decreased $0.3 million, or 0.2%, in the nine months ended December 31, 2005 due primarily to an approximate 1% decrease in revenues from sales of used textbooks, most of which was offset by an increase in revenue from sales of new textbooks. The Company defines same-store sales for the nine month period ended December 31, 2005 as sales from any store, even if expanded or relocated, that has a full nine months of sales in the periods ended December 31, 2005 and 2004. In the nine months ended December 31, 2005, Textbook Division revenues were down 1.1% compared to the nine months ended December 31, 2004 due to a 2.9% decrease in units sold and an increase in sales returns, which were partially offset by a 3.6% increase in the average price per book sold. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials, as more fully described in our Form 10-K for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005. The decrease in revenues in the distance education business was partially offset by an increase of approximately $1.4 million in revenues in the Company's systems and consulting services divisions.

    Gross profit. Gross profit for the nine months ended December 31, 2005 increased $4.4 million, or 4.1%, to $112.4 million from $108.0 million for the nine months ended December 31, 2004. The increase in gross profit was primarily attributable to the aforementioned increase in revenues. Consolidated gross margin percentage was relatively stable at 38.5% for the nine months ended December 31, 2005 and 2004.

    Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended December 31, 2005 increased $5.6 million, or 7.8%, to $78.2 million from $72.6 million for the nine months ended December 31, 2004. Selling, general and administrative expenses as a percentage of revenues were 26.8% and 25.9% for the nine months ended December 31, 2005 and 2004, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted an increase of $2.4 million in personnel costs, $1.3 million in advertising expense, and $1.5 million in rent.

    Earnings (loss) before interest, taxes, depreciation, and amortization (EBITDA). EBITDA for the nine months ended December 31, 2005 and 2004 and the corresponding change in EBITDA were as follows:

                                                                       Change
                                                               -------------------------
                                     2005           2004          Amount      Percentage
                                  ------------- -------------- -------------- ----------
Bookstore Division                 $15,687,212    $16,108,356    $  (421,144)      (2.6)%
Textbook Division                   26,941,262     27,172,458       (231,196)      (0.9)%
Complementary Services Division      1,106,137      1,508,511       (402,374)     (26.7)%
Corporate administration            (9,542,628)    (9,382,419)      (160,209)      (1.7)%
                                  ------------- -------------- -------------- ----------
                                   $34,191,983    $35,406,906    $(1,214,923)      (3.4)%
                                  ============= ============== ============== ==========

    The decrease in Bookstore Division EBITDA was primarily due to the increase in the number of bookstore locations, which resulted in expense increases outpacing revenue increases and a slight decline in gross margin percentage. The small decrease in EBITDA in the Textbook Division was primarily due to slightly higher selling, general and administrative expenses despite the small decline in revenues. The decrease in EBITDA in the Complementary Services Division was primarily due to the impact of the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials, which was partially offset by improved EBITDA results in the systems and consulting services divisions.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                Nine Months ended December 31,
                                                   2005             2004
                                              ---------------- ----------------

EBITDA                                         $  34,191,983    $  35,406,906

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Interest income                                    709,700          344,845
  Provision for losses on accounts receivable         42,193          103,651
  Cash paid for interest                         (13,804,196)     (13,672,379)
  Cash paid for income taxes                      (6,176,412)      (4,282,551)
  Loss on disposal of assets                           1,757           68,014
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)    (44,453,846)     (53,976,998)
                                              --------------- ----------------
Net Cash Flows from Operating Activities       $ (29,488,821)   $ (36,008,512)
                                              =============== ================
Net Cash Flows from Investing Activities       $ (15,021,220)   $     (39,047)
                                              =============== ================
Net Cash Flows from Financing Activities       $  27,851,375    $  13,429,829
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

    Interest expense, net. Interest expense, net for the nine months ended December 31, 2005 increased $1.5 million, or 8.0%, to $20.6 million from $19.1 million for the nine months ended December 31, 2004, due to a $2.6 million increase in interest expense attributable primarily to higher interest rates on the Term Loan, offset by a $0.7 million gain on the interest rate swap agreement and higher interest income.

    Income taxes. Income tax expense for the nine months ended December 31, 2005 decreased $1.5 million, or 51.4%, to $1.3 million from $2.8 million for the nine months ended December 31, 2004. Our effective tax rate for the nine months ended December 31, 2005 and 2004 was 38.3% and 41.3%, respectively. The decrease in the effective tax rate is partly attributable to a decrease in state income tax rates due to the separate incorporation of NBC Textbooks LLC which was effective January 1, 2005. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our Revolving Credit Facility. At December 31, 2005, our total indebtedness was $384.5 million, consisting of a $176.9 million Term Loan, $175.0 million of Senior Subordinated Notes, $29.6 million of outstanding indebtedness under the Revolving Credit Facility, and $3.0 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued Senior Discount Notes, the balance of which at December 31, 2005 was $60.8 million (face value of $77.0 million less $16.2 million discount).

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

Investing Cash Flows

    Our capital expenditures were $4.8 million and $7.0 million for the nine months ended December 31, 2005 and 2004, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2006 is $10.5 million.

    Business acquisition expenditures were $10.2 million and $20.2 million for the nine months ended December 31, 2005 and 2004, respectively. For the nine months ended December 31, 2005, single bookstore locations were acquired serving Gannon University, McLennan Community College/Texas State Technical College, St. Clair County Community College, University of Delaware, Auburn University, University of Tennessee - Chattanooga, Salt Lake City Community College, and Collin County Community College; three bookstore locations were acquired serving Southwest Baptist University; and single bookstore location start-ups serving the University of North Dakota, Sinclair Community College, Seminole Community College, and Tallahassee Community College/Florida State University were established. For the nine months ended December 31, 2004, single bookstore locations were acquired serving Eastern Michigan University, Alma College, Mississippi State University, Illinois State University, and Morehead State University; two bookstore locations were acquired serving the University of North Florida and Florida Community College at Jacksonville; two bookstore locations were acquired serving Florida State University; and single bookstore location start-ups serving Washington State University and Arizona State University-West Campus were established. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the nine months ended December 31, 2005, the property leases at single bookstore locations serving North Harris College and Western Kentucky University were not renewed by us. During the nine months ended December 31, 2004, no bookstore locations were closed.

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

Operating Cash Flows

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used for operating activities for the nine months ended December 31, 2005 were $29.5 million, down $6.5 million from $36.0 million for the nine months ended December 31, 2004. The decrease in net cash flows used for operating activities is due primarily to an approximately $11.0 million payment of accounts payable made during the nine months ended December 31, 2004. This $11.0 million payment related to the portion of the restricted cash held in escrow that was utilized to redeem NBC's untendered former senior discount debentures on April 3, 2004. The impact of this payment was partially offset by net income for the nine months ended December 31, 2005 declining $1.8 million from the nine months ended December 31, 2004.

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

SOURCES OF AND NEEDS FOR CAPITAL

    As of December 31, 2005, we could borrow up to $50.0 million under the Revolving Credit Facility, outstanding indebtedness under which was $29.6 million. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

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


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks for students; digital content sold directly to students; increased competition for the purchase and sale of used textbooks from student to student transactions; ability to successfully acquire bookstores or to integrate future acquisitions; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or inability to raise or unavailability of additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in this Quarterly Report on Form 10-Q, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

    We are also experiencing growing competition from alternative media and alternative sources of textbooks for students, such as websites designed to sell textbooks, e-books and digital content, and/or merchandise directly to students, on-line resources, print-on-demand textbooks and CD-ROMs, and from the use of course packs, which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students, all of which have the potential to reduce or replace the need for textbooks sold through the college bookstore. A substantial increase in the availability of these alternatives as a source of textbooks and textbook information could significantly reduce college students' use of the college bookstore and/or the use of traditional textbooks and thus have a material adverse effect on our business and results of operations.

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

    The indentures governing the Senior Subordinated Notes and NBC's Senior Discount Notes, as well as the Senior Credit Facility, impose significant operating and financial restrictions, which may prevent us from incurring additional indebtedness and taking some actions. The indentures governing the Senior Subordinated Notes and NBC's Senior Discount Notes restrict our ability to do the following: incur additional indebtedness; pay dividends or make other restricted payments; consummate certain asset sales; create liens on assets; enter into transactions with affiliates; make investments, loans or advances; consolidate or merge with or into any other person; convey, transfer or lease all or substantially all of our assets; or change the business we conduct.

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

    We are controlled by one principal equity holder, who has the power to take unilateral action. Weston Presidio beneficially owns approximately 83.9% of NBC's issued and outstanding common stock (taking into account for such percentage calculation options outstanding, options available for future grant under the 2004 Stock Option Plan, and restricted stock available for future issuance under the 2005 Restricted Stock Plan). As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC's and our certificates of incorporation and fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to other affected parties.

    Our substantial level of indebtedness could limit cash flow available for our operations and could adversely affect our ability to service our debt or obtain additional financing. We have $384.5 million of outstanding indebtedness at December 31, 2005. NBC has additional outstanding indebtedness of $60.8 million as of December 31, 2005 under the Senior Discount Notes. The degree to which we are leveraged could have important consequences, including the following:

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $384.5 million in total indebtedness outstanding at December 31, 2005, approximately $176.9 million is subject to fluctuations in the Eurodollar interest rate and $29.6 million is subject to fluctuations in the Prime interest rate. As provided in our Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, we entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement is $175.0 million and will decrease periodically to $130.0 million, expiring on September 30, 2008.

    Certain quantitative market risk disclosures have changed since March 31, 2005 as a result of market fluctuations, movement in interest rates, a new interest rate swap agreement, and principal payments. The following table presents summarized market risk information as of December 31, 2005 and March 31, 2005, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                          December 31,    March 31,
                                                              2005           2005
                                                         -------------- --------------
Fair Values:
  Fixed rate debt                                          $162,358,109  $172,617,616
  Variable rate debt (excluding Revolving Credit Facility)  176,850,000   178,200,000
  Interest rate swap ("in-the-money")                         1,401,000             -

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                  8.65%         8.65%
  Variable rate debt (excluding Revolving Credit Facility)         7.31%         7.21%
  Interest rate swap receive rate                                  4.73%            -
  Interest rate swap pay rate                                      4.34%            -

                        ITEM 4. CONTROLS AND PROCEDURES.

    Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.

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

    Changes in internal controls. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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




                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2006.


NEBRASKA BOOK COMPANY, INC.



/s/   Mark W. Oppegard                          /s/ Alan G. Siemek
-------------------------------------           ---------------------------
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