Form 10-Q
period 2006-06-30
NEBRASKA BOOK CO
filed 2006-08-14
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] NO [X]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange
Act).
Large Accelerated Filer [ ]   Accelerated Filer [ ]   NON-ACCELERATED FILER  [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] NO [X]

               TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                       AS OF AUGUST 14, 2006: 100 SHARES

                            TOTAL NUMBER OF PAGES: 34

                             EXHIBIT INDEX: PAGE 34

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
----------------------------------------------------------------------------------- --------------
                                                        June 30,        March 31,      June 30,
                                                          2006            2006           2005
                                                     --------------- -------------- --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $  10,623,974  $  33,382,722  $   7,464,315
  Receivables                                            40,564,233     37,760,786     31,927,826
  Inventories                                           121,042,363     74,878,442    100,107,844
  Recoverable income taxes                                6,858,650      1,438,819      5,051,300
  Deferred income taxes                                   6,667,199      5,183,002      5,601,182
  Prepaid expenses and other assets                       2,328,949      1,634,483      1,048,220
                                                     --------------- -----------------------------
    Total current assets                                188,085,368    154,278,254    151,200,687

PROPERTY AND EQUIPMENT, net                              41,857,691     39,962,913     37,822,254

GOODWILL                                                309,166,355    293,049,842    285,267,888

IDENTIFIABLE INTANGIBLES, net                           145,017,194    145,478,506    150,621,028

DEBT ISSUE COSTS, net                                     8,043,657      7,697,227      8,596,218

OTHER ASSETS                                              6,540,109      4,879,588      1,778,087
                                                     --------------- -------------- --------------
                                                      $ 698,710,374  $ 645,346,330  $ 635,286,162
                                                     =============== ============== ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $  19,614,969  $  19,810,267  $  15,471,800
  Accrued employee compensation and benefits              7,880,144     10,014,671      5,784,458
  Accrued interest                                        4,840,117        628,906      4,550,967
  Accrued incentives                                      8,889,030      7,559,496      9,314,896
  Accrued expenses                                        1,587,660        996,200      1,117,421
  Deferred revenue                                          194,061        714,423        968,438
  Current maturities of long-term debt                    3,360,396      3,206,582      1,833,014
  Current maturities of capital lease obligations           292,185        281,604        256,048
  Revolving credit facility                              33,500,000              -     14,100,000
                                                     --------------- -------------- --------------
    Total current liabilities                            80,158,562     43,212,149     53,397,042

LONG-TERM DEBT, net of current maturities               371,983,873    348,596,275    351,344,270

CAPITAL LEASE OBLIGATIONS, net of current maturities      2,141,901      2,224,684      2,458,726

OTHER LONG-TERM LIABILITIES                               2,359,527      1,528,533      1,363,985

DEFERRED INCOME TAXES                                    61,225,383     60,266,727     58,864,379

DUE TO PARENT                                            17,002,682     16,649,682     16,781,343

COMMITMENTS (Note 5)

STOCKHOLDER'S EQUITY:
  Common stock, voting, authorized 50,000 shares of
  $1.00 par value; issued and outstanding 100 shares            100            100            100
  Additional paid-in capital                            138,020,626    138,022,098    137,956,516
  Retained earnings                                      23,855,720     33,432,082     13,119,801
  Accumulated other comprehensive income                  1,962,000      1,414,000              -
                                                     --------------- -------------- --------------
    Total stockholder's equity                          163,838,446    172,868,280    151,076,417
                                                     --------------- -------------- --------------
                                                      $ 698,710,374  $ 645,346,330  $ 635,286,162
                                                     =============== ============== ==============

    See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
----------------------------------------------------------------------------

                                                 Quarter         Quarter
                                              Ended June 30,  Ended June 30,
                                                  2006            2005
                                             --------------- ---------------
REVENUES, net of returns                       $ 61,767,291    $ 52,928,206

COSTS OF SALES (exclusive of
depreciation shown below)                        36,644,201      31,365,446
                                             --------------- ---------------
  Gross profit                                   25,123,090      21,562,760

OPERATING EXPENSES:
  Selling, general and administrative            28,830,241      24,179,452
  Depreciation                                    1,382,675       1,182,157
  Amortization                                    2,330,397       2,140,650
  Stock-based compensation                          252,000               -
                                             --------------- ---------------
                                                 32,795,313      27,502,259
                                             --------------- ---------------
LOSS FROM OPERATIONS                             (7,672,223)     (5,939,499)
                                             --------------- ---------------

OTHER EXPENSES (INCOME):
  Interest expense                                8,221,992       7,149,297
  Interest income                                   (79,389)        (28,183)
  Gain on derivative financial instruments           (1,000)              -
                                             --------------- ---------------
                                                  8,141,603       7,121,114
                                             --------------- ---------------

LOSS BEFORE INCOME TAXES                        (15,813,826)    (13,060,613)

INCOME TAX BENEFIT                               (6,237,464)     (4,989,825)
                                             --------------- ---------------
NET LOSS                                       $ (9,576,362)   $ (8,070,788)
                                             =============== ===============


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

                                                                         Accumulated
                                           Additional                       Other
                                 Common      Paid-in        Retained     Comprehensive                  Comprehensive
                                 Stock       Capital        Earnings        Income          Total       Income (Loss)
                                --------- -------------- -------------- -------------- ---------------- -------------
BALANCE, April 1, 2005             $ 100  $ 137,957,730   $ 21,190,589   $         -    $ 159,148,419

  Contributed capital                  -         (1,214)             -             -           (1,214)  $         -

  Net loss                             -              -     (8,070,788)            -       (8,070,788)   (8,070,788)
                                --------- -------------- -------------- -------------- ---------------- -------------
BALANCE, June 30, 2005             $ 100  $ 137,956,516   $ 13,119,801   $         -    $ 151,076,417   $(8,070,788)
                                ========= ============== ============== ============== ================ =============

BALANCE, April 1, 2006             $ 100  $ 138,022,098   $ 33,432,082   $ 1,414,000    $ 172,868,280

  Contributed capital                  -         (1,472)             -             -           (1,472)  $         -

  Net loss                             -              -     (9,576,362)            -       (9,576,362)   (9,576,362)

  Other comprehensive income,
  net of taxes:
    Unrealized gain on interest
    rate swap agreement,
    net of taxes of $347,000           -              -              -       548,000          548,000       548,000
                                --------- -------------- -------------- -------------- ---------------- -------------
BALANCE, June 30, 2006             $ 100  $ 138,020,626   $ 23,855,720   $ 1,962,000    $ 163,838,446   $(9,028,362)
                                ========= ============== ============== ============== ================ =============


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                     Quarter Ended Quarter Ended
                                                       June 30,      June 30,
                                                         2006          2005
                                                     ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $ (9,576,362) $(8,070,788)
  Adjustments to reconcile net loss to
  net cash flows from operating activities:
    Stock-based compensation                              252,000            -
    Provision for losses on receivables                    50,929         (921)
    Depreciation                                        1,382,675    1,182,157
    Amortization                                        2,748,740    2,513,283
    Gain on derivative financial instruments               (1,000)           -
    Deferred income taxes                              (1,741,128)    (215,000)
    Changes in operating assets and liabilities,
    net of effect of acquisitions/disposals:
      Receivables                                       5,246,813     (974,986)
      Inventories                                     (31,454,020) (27,247,683)
      Recoverable income taxes                         (5,419,831)  (5,051,300)
      Prepaid expenses and other assets                  (554,799)    (431,239)
      Other assets                                       (522,457)     516,152
      Accounts payable                                 (3,759,282)    (252,421)
      Accrued employee compensation and benefits       (3,715,392)  (2,150,359)
      Accrued interest                                  4,153,386    3,922,061
      Accrued incentives                                1,329,534    1,553,600
      Accrued expenses                                    479,451      (28,967)
      Income taxes payable                               (975,434)    (544,578)
      Deferred revenue                                   (520,362)     (74,222)
      Other long-term liabilities                         (31,006)      47,150
      Due to parent                                       353,000      206,768
                                                      ------------ ------------
        Net cash flows from operating activities      (42,274,545) (35,101,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (1,632,549)  (1,490,337)
  Acquisitions, net of cash acquired                  (20,714,972)    (758,248)
                                                      ------------ ------------
        Net cash flows from investing activities      (22,347,521)  (2,248,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt             24,000,000            -
  Payment of financing costs                             (764,773)           -
  Principal payments on long-term debt                   (868,588)    (457,716)
  Principal payments on capital lease obligations         (72,202)     (52,434)
  Net increase in revolving credit facility            19,568,881   14,100,000
                                                       ------------ ------------
        Net cash flows from financing activities       41,863,318   13,589,850
                                                      ------------ ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (22,758,748) (23,760,028)

CASH AND CASH EQUIVALENTS, Beginning of period         33,382,722   31,224,343
                                                      ------------ ------------
CASH AND CASH EQUIVALENTS, End of period             $ 10,623,974  $ 7,464,315
                                                      ============ ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                         $  3,650,263  $ 2,854,603
    Income taxes                                        1,545,929      614,285
  Noncash investing and financing activities:
    Accumulated other comprehensive income:
      Unrealized gain on interest rate
      swap agreement, net of income taxes            $    548,000  $         -
      Deferred taxes resulting from
      accumulated other comprehensive income              347,000            -


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - The consolidated balance sheet of Nebraska Book Company, Inc. (the "Company") and its wholly-owned subsidiaries, Specialty Books, Inc. and NBC Textbooks LLC, at March 31, 2006 was derived from the Company's audited consolidated balance sheet as of that date. The Company is a wholly-owned subsidiary of NBC Acquisition Corp. ("NBC"). All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period consolidated financial statements to conform with current year presentation. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2006 included in the Company's Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms "we," "our," "ours," and "us" refer collectively to the Company and its subsidiaries, except where otherwise indicated.

2. STOCK-BASED COMPENSATION - On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and supersedes Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, thereby eliminating the intrinsic value method of accounting for stock-based compensation by the Company for transactions occurring after March 31, 2006. There were no share-based awards granted during the quarter ended June 30, 2006.

    The Company accounts for its stock-based compensation arising from transactions occurring prior to April 1, 2006 under the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations utilizing the intrinsic value method. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. For purposes of measuring stock-based compensation, the Company is considered a nonpublic entity as defined in SFAS No. 123. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting for options granted prior to April 1, 2006 and utilized the minimum value method for pro forma disclosure of the impact of SFAS No. 123 prior to the adoption of SFAS No. 123 (revised 2004).

    NBC Holdings Corp., a Delaware Corporation and NBC's parent, adopted the 2005 Restricted Stock Plan (the "Plan") on September 29, 2005. As more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006, this Plan provides for the issuance of shares of restricted stock for consideration as determined by NBC Holdings Corp.'s Board of Directors. Any shares issued under this Plan are subject to restrictions on transferability and a right of NBC Holdings Corp. to reacquire the shares at less than their then fair market value under certain conditions. On March 31, 2006, 1,400 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to each of three officers of the Company. The shares granted to such officers are also each subject to a Stock Repurchase Agreement that, among other things, provides for vesting provisions, certain call rights on behalf of NBC Holdings Corp., and certain put rights on behalf of the applicable officers. The intent of this Plan and the related agreements is to provide a minimum compensation benefit of $1.0 million to each of the three officers assuming that they remain employed with NBC Holdings Corp. through September 30, 2010. Due to the put rights on behalf of the three officers, stock-based compensation will be accrued to a minimum of $3.0 million plus anticipated cash bonuses to be paid to reimburse the officers for any federal, state and local taxes thereon from the date of issuance of the restricted stock until September 30, 2010 and recorded as "other long-term liabilities" in the consolidated balance sheets. At June 30, 2006, this liability totaled $0.3 million.

3.  INVENTORIES - Inventories are summarized as follows:

                                    June 30,      March 31,      June 30,
                                      2006          2006           2005
                                  ------------- ------------- --------------
  Bookstore Division              $ 79,734,134   $43,922,080   $ 57,284,334
  Textbook Division                 38,181,588    28,775,512     39,595,787
  Complementary Services Division    3,126,641     2,180,850      3,227,723
                                  ------------- ------------- --------------
                                  $121,042,363   $74,878,442   $100,107,844
                                  ============= ============= ==============

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the three months ended June 30, 2006 and 2005 and the year ended March 31, 2006. Goodwill assigned to corporate administration represents the goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

    On May 1, 2006, the Company acquired over 100 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of College Book Stores of America, Inc. ("CBA"). The total purchase price, net of cash acquired, of this stock acquisition was approximately $18.8 million, of which approximately $15.8 million was assigned to non tax-deductible goodwill, $0.6 million was assigned to covenants not to compete with amortization periods of up to fifteen years, and $1.0 million was assigned to contract-managed acquisition costs with amortization periods of up to eight years based on the preliminary purchase price allocation.

    Additionally, for the three months ended June 30, 2006, another eight bookstore locations were acquired in seven separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $1.8 million, of which $0.1 million was assigned to covenants not to compete with amortization periods of three years, $0.1 million was assigned to contract-managed acquisition costs, and $0.3 million was assigned to tax-deductible goodwill based on the preliminary purchase price allocation. Finally, the Company incurred $0.1 million in contract-managed acquisition costs associated with renewals of certain contract-managed locations during the three months ended June 30, 2006. Subsequent to June 30, 2006, another four bookstore locations were acquired in separate transactions.

                                    Bookstore       Corporate
                                     Division     Administration      Total
                                  -------------- --------------- ---------------

Balance, April 1, 2005             $ 15,836,651   $ 269,061,875   $ 284,898,526

Additions to goodwill:
  Bookstore acquisitions                369,362               -         369,362
                                  -------------- --------------- ---------------
Balance, June 30, 2005             $ 16,206,013   $ 269,061,875   $ 285,267,888
                                  ============== =============== ===============

Balance, April 1, 2005             $ 15,836,651   $ 269,061,875   $ 284,898,526

Additions to goodwill:
  Bookstore acquisitions              7,524,419               -       7,524,419
  Purchase accounting adjustments       626,897               -         626,897
                                  -------------- --------------- ---------------
Balance, March 31, 2006              23,987,967     269,061,875     293,049,842

Additions to goodwill:
  Bookstore acquisitions             16,116,513               -      16,116,513
                                  -------------- --------------- ---------------
Balance, June 30, 2006             $ 40,104,480   $ 269,061,875   $ 309,166,355
                                  ============== =============== ===============

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of June 30, 2006, March 31, 2005, and June 30, 2005:

                                                   June 30, 2006
                                     -------------------------------------------
                                         Gross                           Net
                                        Carrying      Accumulated     Carrying
                                         Amount      Amortization      Amount
                                     -------------- --------------- ------------
 Customer relationships              $ 114,830,000   $ (13,396,480) $101,433,520
 Developed technology                   11,473,750      (4,461,778)    7,011,972
 Covenants not to compete                5,890,584      (1,947,125)    3,943,459
 Contract-managed acquisition costs      1,481,793        (173,550)    1,308,243
                                     -------------- --------------- ------------
                                     $ 133,676,127   $ (19,978,933) $113,697,194
                                     ============== =============== ============

                                                    March 31, 2006
                                     -------------------------------------------
                                         Gross                           Net
                                        Carrying      Accumulated     Carrying
                                         Amount       Amortization     Amount
                                     -------------- --------------- ------------
 Customer relationships              $ 114,830,000   $ (11,961,100) $102,868,900
 Developed technology                   11,473,750      (3,983,689)    7,490,061
 Covenants not to compete                5,221,000      (1,607,333)    3,613,667
 Contract-managed acquisition costs        282,292         (96,414)      185,878
                                     -------------- --------------- ------------
                                     $ 131,807,042   $ (17,648,536) $114,158,506
                                     ============== =============== ============

                                                   June 30, 2005
                                     -------------------------------------------
                                         Gross                           Net
                                        Carrying       Accumulated    Carrying
                                         Amount       Amortization     Amount
                                     -------------- --------------- ------------
 Customer relationships              $ 114,830,000   $  (7,654,960) $107,175,040
 Developed technology                   11,473,750      (2,549,422)    8,924,328
 Covenants not to compete                3,906,000        (756,225)    3,149,775
 Contract-managed acquisition costs        130,066         (78,181)       51,885
                                     -------------- --------------- ------------
                                     $ 130,339,816   $ (11,038,788) $119,301,028
                                     ============== =============== ============

    Information regarding aggregate amortization expense for the quarters ended June 30, 2006 and 2005 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                       Amortization
                                                          Expense
                                                      --------------

        Quarter ended June 30, 2006                     $2,330,397
        Quarter ended June 30, 2005                      2,140,650

        Estimated amortization expense for
        the fiscal years ending March 31:
              2007                                      $9,394,000
              2008                                       9,099,000
              2009                                       8,800,000
              2010                                       8,088,000
              2011                                       5,948,000

    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

5. LONG-TERM DEBT - Indebtedness at June 30, 2006 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to the Company through a syndicate of lenders, consisting of a $204.0 million term loan (the "Term Loan") , which includes an original loan of $180.0 million and an incremental loan on April 26, 2006 of $24.0 million, and a $65.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes"), and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility, outstanding indebtedness under which was $33.5 million at June 30, 2006, is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $65.0 million. The calculated borrowing base at June 30, 2006 was $65.0 million.

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

    The Senior Credit Facility stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently restated on March 4, 2004 and most recently amended on April 26, 2006, shall be applied towards prepayment of the Term Loan. The estimated excess cash flow payment for fiscal 2006, which is $1.7 million, is due and payable on September 29, 2006 and is included in "current maturities of long-term debt" in the consolidated balance sheets.

    The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012.

    In conjunction with the acquisition of CBA, certain amendments were made to the Credit Agreement underlying the Senior Credit Facility on April 26, 2006, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility by $15.0 million, and amending certain restrictions and financial covenants. CBA has unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of the Company's obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes and is also a party to the Guarantee and Collateral Agreement related to the Senior Credit Facility. Scheduled principal payments for such additional borrowings total approximately $0.2 million in each of fiscal years 2007-2010 and $23.1 million in fiscal 2011. In connection with the changes made to the Senior Credit Facility, the Company recorded $0.8 million of debt issue costs, which are being amortized to interest expense over the remaining life of the debt instruments. As reported in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006, the Company expected to write off existing debt issue costs associated with the Term Loan and Revolving Credit Facility as a result of the April 26, 2006 amendment; however, the Company ultimately determined that no write-off was required because EITF 96-19, DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, was not applicable.

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

    General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                          June 30,     March 31,     June 30,
                                            2006         2006          2005
                                        ------------ ------------- -------------
Total indebtedness outstanding          $411,278,355  $354,309,145 $369,992,058

Term Loan subject to Eurodollar
interest rate fluctuations               199,950,000   176,400,000  177,750,000

Revolving Credit Facility subject to
Eurodollar interest rate fluctuations     20,000,000             -    5,000,000

Revolving Credit Facility subject to
Prime rate fluctuations                   13,500,000             -    9,100,000

Notional amount under swap agreement     165,000,000   165,000,000            -

Fixed interest rate indebtedness         177,828,355   177,909,145  178,142,058

Variable interest rate,
including applicable margin:
  Term Loan                                    7.63%         6.70%        5.88%
  Revolving Credit Facility - Eurodollar       7.92%             -        5.97%
  Revolving Credit Facility - Prime            9.75%             -        7.75%



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

    The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of June 30, 2006. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

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

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

                                                    June 30,      March 31,
                                                      2006          2006
                                                  ------------- -------------
Balance Sheet Components:
  Other assets - fair value of swap agreement     $ 3,729,000   $ 2,833,000
  Deferred income taxes                            (1,444,521)   (1,097,433)
             7                                    ------------- -------------
                                                  $ 2,284,479   $ 1,735,567
                                                  ============= =============

Portion of Agreement Subsequent to
September 30, 2005 Hedge Designation:
   Increase (decrease) in fair value of
   swap agreement:
      Quarter ended June 30, 2006                 $   895,000
      Year ended March 31, 2006                                 $ 2,308,000

Portion of Agreement Prior to
September 30, 2005 Hedge Designation:
   Increase (decrease) in fair value of
   swap agreement:
      Quarter ended June 30, 2006                       1,000
      Year ended March 31, 2006                                     525,000

7. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore Division segment encompasses the operating activities of the Company's college bookstores located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Certain assets, net interest expense and taxes (excluding interest and taxes incurred by the Company's wholly-owned subsidiaries, NBC Textbooks LLC, CBA, and Specialty Books, Inc.) are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division.

    The following table provides selected information about profit or loss (excluding the impact of the Company's interdivisional administrative fee - see Note 10, Condensed Consolidating Financial Information, to the consolidated financial statements) on a segment basis for the quarters ended June 30, 2006 and 2005, respectively:

                                                                      Complementary
                                             Bookstore      Textbook     Services
                                              Division      Division     Division       Total
                                           -------------  ----------- -------------- ------------
Quarter ended June 30, 2006:
  External customer revenues                $ 35,546,494  $ 20,348,376   $ 5,872,421  $61,767,291
  Intersegment revenues                          386,741     7,370,421     1,509,502    9,266,664
  Depreciation and amortization expense        1,409,941     1,522,822       640,312    3,573,075
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)    (4,584,014)    5,280,042       476,269    1,172,297

Quarter ended June 30, 2005:
  External customer revenues                $ 26,645,848  $ 20,792,260   $ 5,490,098  $52,928,206
  Intersegment revenues                          349,796     5,848,500     1,024,119    7,222,415
  Depreciation and amortization expense        1,032,866     1,507,031       655,702    3,195,599
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)    (3,428,804)    4,787,270       134,259    1,492,725


    The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements for the quarters ended June 30, 2006 and 2005, respectively:

                                                    Quarter Ended June 30,
                                                    2006             2005
                                                --------------  --------------
Revenues:
  Total for reportable segments                 $  71,033,955    $ 60,150,621
  Elimination of intersegment revenues             (9,266,664)     (7,222,415)
                                                --------------  --------------
    Consolidated total                          $  61,767,291    $ 52,928,206
                                                ==============  ==============
Depreciation and Amortization Expense:
  Total for reportable segments                 $   3,573,075    $  3,195,599
  Corporate administration                            139,997         127,208
                                                --------------  --------------
    Consolidated total                          $   3,713,072    $  3,322,807
                                                ==============  ==============
Loss Before Income Taxes:
  Total EBITDA for reportable segments          $   1,172,297    $  1,492,725
  Corporate administrative costs,
  including interdivision profit elimination       (5,131,448)     (4,109,417)
                                                --------------  --------------
                                                   (3,959,151)     (2,616,692)
  Depreciation and amortization                    (3,713,072)     (3,322,807)
                                                --------------  --------------
    Consolidated loss from operations              (7,672,223)     (5,939,499)
  Interest and other expenses, net                 (8,141,603)     (7,121,114)
                                                --------------  --------------
    Consolidated loss before income taxes       $ (15,813,826)   $(13,060,613)
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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the consolidated statements of cash flows:
                                                   Quarter ended June 30,
                                                     2006           2005
                                                -------------- --------------
EBITDA                                          $  (3,959,151) $  (2,616,692)

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Stock-based compensation                            252,000              -
  Interest income                                      79,389         28,183
  Provision for losses on accounts receivable          50,929           (921)
  Cash paid for interest                           (3,650,263)    (2,854,603)
  Cash paid for income taxes                       (1,545,929)      (614,285)
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)     (33,501,520)   (29,042,975)
                                                -------------- --------------
Net Cash Flows from Operating Activities        $ (42,274,545) $ (35,101,293)
                                                ============== ==============
Net Cash Flows from Investing Activities        $ (22,347,521) $  (2,248,585)
                                                ============== ==============
Net Cash Flows from Financing Activities        $  41,863,318  $  13,589,850
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

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States. CBA assets are classified as part of the Bookstore Division segment and totaled $44.1 million at June 30, 2006.

8. ACCOUNTING PRONOUNCEMENTS - In July, 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation becomes effective for the Company in fiscal 2008 and is not expected to have a significant impact on the Company's consolidated financial statements.


9. SUBSEQUENT EVENT - On August 9, 2006, the Company announced plans to close its warehouse facility located in Cypress, California, and eliminate a minimum of 33 positions. The facility will close effective October 27, 2006, and the positions will be eliminated at that time. A group of 17 employees were offered positions to remain with the Company as Account Service Representatives, continuing to service the Company's customers. As a result of these plans, the Company expects to incur approximately $1.5 to $2.0 million of one-time employee termination benefits, contract termination expenses, and other associated costs between the date of the announcement and December 31, 2006.

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION - On May 1, 2006, the Company acquired all of the outstanding stock of CBA, an entity separately incorporated under the laws of the State of Illinois and accounted for as a wholly-owned subsidiary of the Company. Effective January 1, 2005, the Company's textbook division was separately formed under the laws of the State of Delaware as NBC Textbooks LLC, a wholly-owned subsidiary of the Company. Effective July 1, 2002, the Company's distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. In connection with their incorporation, CBA, NBC Textbooks LLC, and Specialty Books, Inc. have unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of the Company's obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes. CBA, NBC Textbooks LLC, and Specialty Books, Inc. are also a party to the Guarantee and Collateral Agreement related to the Senior Credit Facility. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (Nebraska Book Company, Inc.), subsidiary guarantors (CBA (from May 1,
    2006), NBC Textbooks LLC, and Specialty Books, Inc.), consolidating eliminations, and consolidated totals.

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2006
---------------------------------------------------------------------------------------------------------------

                                                         Nebraska
                                                           Book       Subsidiary                   Consolidated
                                                       Company, Inc.  Guarantors     Eliminations     Totals
                                                       -------------  ------------  ------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $  6,446,549   $  4,177,425 $           -  $ 10,623,974
  Receivables                                            75,192,935     28,451,059   (63,079,761)   40,564,233
  Inventories                                            63,791,134     57,251,229             -   121,042,363
  Recoverable income taxes                                6,804,233         54,417             -     6,858,650
  Deferred income taxes                                   1,400,002      5,267,197             -     6,667,199
  Prepaid expenses and other assets                       1,997,798        331,151             -     2,328,949
                                                       -------------  ------------ ------------- -------------
    Total current assets                                155,632,651     95,532,478   (63,079,761)  188,085,368

PROPERTY AND EQUIPMENT, net                              35,531,980      6,325,711             -    41,857,691

GOODWILL                                                293,376,836     15,789,519             -   309,166,355

IDENTIFIABLE INTANGIBLES, net                            47,385,996     97,631,198             -   145,017,194

OTHER ASSETS                                            113,668,729      1,009,321  (100,094,284)   14,583,766
                                                       -------------  ------------ ------------- -------------
                                                       $645,596,192   $216,288,227 $(163,174,045) $698,710,374
                                                       =============  ============ ============= =============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $ 17,590,668   $ 65,104,062 $ (63,079,761) $ 19,614,969
  Accrued employee compensation and benefits              4,957,634      2,922,510             -     7,880,144
  Accrued interest                                        4,840,117              -             -     4,840,117
  Accrued incentives                                         23,880      8,865,150             -     8,889,030
  Accrued expenses                                        1,432,095        155,565             -     1,587,660
  Deferred revenue                                          194,061              -             -       194,061
  Current maturities of long-term debt                    3,360,396              -             -     3,360,396
  Current maturities of capital lease obligations           292,185              -             -       292,185
  Revolving credit facility                              33,500,000              -             -    33,500,000
                                                       -------------  ------------ ------------- -------------
    Total current liabilities                            66,191,036     77,047,287   (63,079,761)   80,158,562

LONG-TERM DEBT, net of current maturities               371,983,873              -             -   371,983,873

CAPITAL LEASE OBLIGATIONS,
net of current maturities                                 2,141,901              -             -     2,141,901

OTHER LONG-TERM LIABILITIES                               2,044,527        315,000             -     2,359,527

DEFERRED INCOME TAXES                                    22,393,727     38,831,656             -    61,225,383

DUE TO PARENT                                            17,002,682              -             -    17,002,682

COMMITMENTS

STOCKHOLDER'S EQUITY                                    163,838,446    100,094,284  (100,094,284)  163,838,446
                                                       -------------  ------------ ------------- -------------
                                                       $645,596,192   $216,288,227 $(163,174,045) $698,710,374
                                                       =============  ============ ============= =============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2006
-----------------------------------------------------------------------------------------------------

                                              Nebraska
                                                Book        Subsidiary                  Consolidated
                                            Company, Inc.   Guarantors    Eliminations      Totals
                                            -------------  ------------- -------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                 $ 29,955,367    $ 3,427,355  $           -  $ 33,382,722
  Receivables                                 53,512,094     17,338,425    (33,089,733)   37,760,786
  Inventories                                 44,500,121     30,378,321              -    74,878,442
  Recoverable income taxes                     1,438,819              -              -     1,438,819
  Deferred income taxes                        1,102,002      4,081,000              -     5,183,002
  Prepaid expenses and other assets            1,559,788         74,695              -     1,634,483
                                            -------------  ------------- -------------- -------------
    Total current assets                     132,068,191     55,299,796    (33,089,733)  154,278,254

PROPERTY AND EQUIPMENT, net                   35,394,913      4,568,000              -    39,962,913

GOODWILL                                     293,049,842              -              -   293,049,842

IDENTIFIABLE INTANGIBLES, net                 48,164,991     97,313,515              -   145,478,506

OTHER ASSETS                                  89,536,903         23,210    (76,983,298)   12,576,815
                                            -------------  ------------- -------------- -------------
                                            $598,214,840   $157,204,521  $(110,073,031) $645,346,330
                                            =============  ============= ============== =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                          $ 19,810,267   $ 33,089,733  $ (33,089,733) $ 19,810,267
  Accrued employee compensation and
    benefits                                   8,591,317      1,423,354              -    10,014,671
  Accrued interest                               628,906              -              -       628,906
  Accrued incentives                              71,891      7,487,605              -     7,559,496
  Accrued expenses                               971,669         24,531              -       996,200
  Deferred revenue                               714,423              -              -       714,423
  Current maturities of long-term debt         3,206,582              -              -     3,206,582
  Current maturities of capital
    lease obligations                            281,604              -              -       281,604
                                            -------------  ------------- -------------- -------------
    Total current liabilities                 34,276,659     42,025,223    (33,089,733)   43,212,149

LONG-TERM DEBT, net of current maturities    348,596,275              -              -   348,596,275

CAPITAL LEASE OBLIGATIONS,
net of current maturities                      2,224,684              -              -     2,224,684

OTHER LONG-TERM LIABILITIES                    1,528,533              -              -     1,528,533

DEFERRED INCOME TAXES                         22,070,727     38,196,000              -    60,266,727

DUE TO PARENT                                 16,649,682              -              -    16,649,682

COMMITMENTS

STOCKHOLDER'S EQUITY                         172,868,280     76,983,298    (76,983,298)  172,868,280
                                            -------------  ------------- -------------- -------------
                                            $598,214,840   $157,204,521  $(110,073,031) $645,346,330
                                            =============  ============= ============== =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2005
---------------------------------------------------------------------------------------------------------------------

                                                             Nebraska
                                                               Book         Subsidiary                  Consolidated
                                                           Company, Inc.    Guarantors    Eliminations     Totals
                                                           -------------- -------------- -------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $   4,423,122  $   3,041,193  $           -  $  7,464,315
  Receivables                                                 72,393,954     21,602,010    (62,068,138)   31,927,826
  Inventories                                                 58,237,304     41,870,540              -   100,107,844
  Recoverable income taxes                                     5,051,300              -              -     5,051,300
  Deferred income taxes                                        1,286,182      4,315,000              -     5,601,182
  Prepaid expenses and other assets                            1,044,588          3,632              -     1,048,220
                                                           -------------- -------------- -------------- -------------
    Total current assets                                     142,436,450     70,832,375    (62,068,138)  151,200,687

PROPERTY AND EQUIPMENT, net                                   33,127,899      4,694,355              -    37,822,254

GOODWILL                                                     285,267,888              -              -   285,267,888

IDENTIFIABLE INTANGIBLES, net                                 49,233,924    101,387,104              -   150,621,028

OTHER ASSETS                                                  75,404,089         21,077    (65,050,861)   10,374,305
                                                           -------------- -------------- -------------- -------------
                                                           $ 585,470,250  $ 176,934,911  $(127,118,999) $635,286,162
                                                           ============== ============== ============== =============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $  15,471,800  $  62,068,138  $ (62,068,138) $ 15,471,800
  Accrued employee compensation and benefits                   4,508,689      1,275,769              -     5,784,458
  Accrued interest                                             4,550,967              -              -     4,550,967
  Accrued incentives                                              18,087      9,296,809              -     9,314,896
  Accrued expenses                                             1,069,087         48,334              -     1,117,421
  Deferred revenue                                               968,438              -              -       968,438
  Current maturities of long-term debt                         1,833,014              -              -     1,833,014
  Current maturities of capital lease obligations                256,048              -              -       256,048
  Revolving credit facility                                   14,100,000              -              -    14,100,000
                                                           -------------- -------------- -------------- -------------
    Total current liabilities                                 42,776,130     72,689,050    (62,068,138)   53,397,042

LONG-TERM DEBT, net of current maturities                    351,344,270              -              -   351,344,270

CAPITAL LEASE OBLIGATIONS, net of current maturities           2,458,726              -              -     2,458,726

OTHER LONG-TERM LIABILITIES                                    1,363,985              -              -     1,363,985

DEFERRED INCOME TAXES                                         19,669,379     39,195,000              -    58,864,379

DUE TO PARENT                                                 16,781,343              -              -    16,781,343

COMMITMENTS

STOCKHOLDER'S EQUITY                                         151,076,417     65,050,861    (65,050,861)  151,076,417
                                                           -------------- -------------- -------------- -------------
                                                           $ 585,470,250  $ 176,934,911  $(127,118,999) $635,286,162
                                                           ============== ============== ============== =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2006
-------------------------------------------------------------------------------------------------------

                                              Nebraska
                                                Book          Subsidiary                  Consolidated
                                            Company, Inc.     Guarantors   Eliminations       Totals
                                           --------------- --------------- -------------- -------------
REVENUES, net of returns                     $ 32,711,636     $36,426,076   $ (7,370,421) $ 61,767,291

COSTS OF SALES
(exclusive of depreciation shown below)        21,419,899      23,445,132     (8,220,830)   36,644,201
                                           --------------- --------------- -------------- -------------

  Gross profit                                 11,291,737      12,980,944        850,409    25,123,090

OPERATING EXPENSES (INCOME):
  Selling, general and administrative          19,752,612       8,227,220        850,409    28,830,241
  Depreciation                                  1,059,503         323,172              -     1,382,675
  Amortization                                    894,995       1,435,402              -     2,330,397
  Stock-based compensation                        252,000               -              -       252,000
  Intercompany administrative fee                (983,400)        983,400              -             -
  Equity in earnings of subsidiary             (1,216,028)              -      1,216,028             -
                                           --------------- --------------- -------------- -------------
                                               19,759,682      10,969,194      2,066,437    32,795,313
                                           --------------- --------------- -------------- -------------

INCOME (LOSS) FROM OPERATIONS                  (8,467,945)      2,011,750     (1,216,028)   (7,672,223)

OTHER EXPENSES (INCOME):
  Interest expense                              8,221,992               -              -     8,221,992
  Interest income                                 (65,575)        (13,814)             -       (79,389)
  Gain on derivative financial instruments         (1,000)              -              -        (1,000)
                                           --------------- --------------- -------------- -------------
                                                8,155,417         (13,814)             -     8,141,603
                                           --------------- --------------- -------------- -------------

INCOME (LOSS) BEFORE INCOME TAXES             (16,623,362)      2,025,564     (1,216,028)  (15,813,826)

INCOME TAX EXPENSE (BENEFIT)                   (7,047,000)        809,536              -    (6,237,464)
                                           --------------- --------------- -------------- -------------
NET INCOME (LOSS)                            $ (9,576,362)    $ 1,216,028   $ (1,216,028) $ (9,576,362)
                                           =============== =============== ============== =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2005
-----------------------------------------------------------------------------------------------------

                                             Nebraska
                                               Book        Subsidiary                   Consolidated
                                           Company, Inc.   Guarantors     Eliminations      Totals
                                          --------------- ------------- --------------- -------------
REVENUES, net of returns                    $ 29,619,390  $ 29,157,316    $ (5,848,500) $ 52,928,206

COSTS OF SALES
(exclusive of depreciation shown below)       19,067,596    18,573,856      (6,276,006)   31,365,446
                                          --------------- ------------- --------------- -------------

  Gross profit                                10,551,794    10,583,460         427,506    21,562,760

OPERATING EXPENSES (INCOME):
  Selling, general and administrative         17,866,414     5,885,532         427,506    24,179,452
  Depreciation                                   993,422       188,735               -     1,182,157
  Amortization                                   782,787     1,357,863               -     2,140,650
  Intercompany administrative fee               (924,300)      924,300               -             -
  Equity in earnings of subsidiary            (1,418,666)            -       1,418,666             -
                                          --------------- ------------- --------------- -------------
                                              17,299,657     8,356,430       1,846,172    27,502,259
                                          --------------- ------------- --------------- -------------

INCOME (LOSS) FROM OPERATIONS                 (6,747,863)    2,227,030      (1,418,666)   (5,939,499)

OTHER EXPENSES (INCOME):
  Interest expense                             7,149,297             -               -     7,149,297
  Interest income                                (28,183)            -               -       (28,183)
                                          --------------- ------------- --------------- -------------
                                               7,121,114             -               -     7,121,114
                                          --------------- ------------- --------------- -------------

INCOME (LOSS) BEFORE INCOME TAXES            (13,868,977)    2,227,030      (1,418,666)  (13,060,613)

INCOME TAX EXPENSE (BENEFIT)                  (5,798,189)      808,364               -    (4,989,825)
                                          --------------- ------------- --------------- -------------
NET INCOME (LOSS)                           $ (8,070,788) $  1,418,666    $ (1,418,666) $ (8,070,788)
                                          =============== ============= =============== =============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED JUNE 30, 2006
-----------------------------------------------------------------------------------------------------------------

                                                          Nebraska
                                                            Book        Subsidiary                  Consolidated
                                                        Company, Inc.   Guarantors   Eliminations      Totals
                                                       -------------- -------------- ------------- --------------
NET CASH FLOWS FROM OPERATING ACTIVITIES               $ (40,616,122)  $ (1,658,423)  $         -  $ (42,274,545)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                     (1,103,225)      (529,324)            -     (1,632,549)
  Acquisitions, net of cash acquired                     (20,565,172)      (149,800)            -    (20,714,972)
  Cash acquired in acquisition of subsidiary guarantor    (3,087,617)     3,087,617             -              -
                                                       -------------- -------------- ------------- --------------
    Net cash flows from investing activities             (24,756,014)     2,408,493             -    (22,347,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                24,000,000              -             -     24,000,000
  Payment of financing costs                                (764,773)             -             -       (764,773)
  Principal payments on long-term debt                      (458,588)      (410,000)            -       (868,588)
  Principal payments on capital lease obligations            (72,202)             -             -        (72,202)
  Intercompany financing activity                        (14,341,119)    14,341,119             -              -
  Net increase (decrease) in revolving credit facility    33,500,000    (13,931,119)            -     19,568,881
                                                       -------------- -------------- ------------- --------------
    Net cash flows from financing activities              41,863,318              -             -     41,863,318
                                                       -------------- -------------- ------------- --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (23,508,818)       750,070             -    (22,758,748)

CASH AND CASH EQUIVALENTS, Beginning of period            29,955,367      3,427,355             -     33,382,722
                                                       -------------- -------------- ------------- --------------
CASH AND CASH EQUIVALENTS, End of period               $   6,446,549   $  4,177,425   $         -  $  10,623,974
                                                       ============== ============== ============= ==============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED JUNE 30, 2005
--------------------------------------------------------------------------------------------------------------


                                                         Nebraska
                                                           Book       Subsidiary                 Consolidated
                                                       Company, Inc.  Guarantors    Eliminations    Totals
                                                      -------------- ------------- ------------- -------------
NET CASH FLOWS FROM OPERATING ACTIVITIES              $ (35,873,730)  $   772,437   $         -  $(35,101,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (1,296,932)     (193,405)            -    (1,490,337)
  Acquisitions, net of cash acquired                       (758,248)            -             -      (758,248)
                                                      -------------- ------------- ------------- -------------
    Net cash flows from investing activities             (2,055,180)     (193,405)            -    (2,248,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                     (457,716)            -             -      (457,716)
  Principal payments on capital lease obligations           (52,434)            -             -       (52,434)
  Net increase in revolving credit facility              14,100,000             -             -    14,100,000
                                                      -------------- ------------- ------------- -------------
    Net cash flows from financing activities             13,589,850             -             -    13,589,850
                                                      -------------- ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (24,339,060)      579,032             -   (23,760,028)

CASH AND CASH EQUIVALENTS, Beginning of period           28,762,182     2,462,161             -    31,224,343
                                                      -------------- ------------- ------------- -------------
CASH AND CASH EQUIVALENTS, End of period              $   4,423,122   $ 3,041,193   $         -  $  7,464,315
                                                      ============== ============= ============= =============

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. On May 1, 2006, we acquired over 100 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of College Book Stores of America, Inc. ("CBA"). CBA began providing contract-management services to small to medium-sized colleges and universities nationwide in 1984, and prior to the acquisition had and now continues to maintain one of the longest tenured management teams in the college bookstore industry. In addition to the acquired revenue and EBITDA, we believe this acquisition will enhance our competitive position for future contract-management opportunities. Certain amendments were made to the Credit Agreement underlying the Senior Credit Facility to allow for this acquisition, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility by $15.0 million, and amending certain restrictions and financial covenants. The modifications to the Credit Agreement also resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments.

    Additionally, we completed the purchase, initiated the contract-management, or established the start-up of nine bookstore locations in the first three months of fiscal 2007 and have added four additional locations subsequent to June 30, 2006. The property leases or contract-management agreements at four bookstore locations were not renewed during the three months ended June 30, 2006. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the quarter ended June 30, 2006 increased $8.8 million, or 16.7% from the quarter ended June 30, 2005. This increase is primarily attributable to growth in the Bookstore Division, particularly the acquisition of CBA on May 1, 2006. The Textbook and Complementary Services Divisions also experienced growth in the quarter ended June 30, 2006, with such growth being primarily attributable to increases in intercompany revenues.

    EBITDA RESULTS. Consolidated EBITDA for the quarter ended June 30, 2006 decreased $1.3 million from the quarter ended June 30, 2005. The EBITDA decline is primarily attributable to growth in the Bookstore Division, resulting in increased expenses for this division in this seasonally-low revenue quarter. In addition, stock-based compensation associated with the NBC Holdings Corp. restricted stock issued on March 31, 2006 and an increase in the interdivision profit elimination associated with our growth offset slight increases in EBITDA in the Textbook and Complementary Services Divisions. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis.

    SUBSEQUENT EVENT. On August 9, 2006, we announced plans to close our warehouse facility located in Cypress, California, and eliminate a minimum of 33 positions. The facility will close effective October 27, 2006, and the positions will be eliminated at that time. A group of 17 employees were offered positions to remain with us as Account Service Representatives, continuing to service our customers. As a result of these plans, we expect to incur approximately $1.5 to $2.0 million of one-time employee termination benefits, contract termination expenses, and other associated costs between the date of the announcement and December 31, 2006. We also expect to save approximately $1.0 to $1.5 million annually in operating costs after these plans are fully implemented.

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

     QUARTER ENDED JUNE 30, 2006 COMPARED WITH QUARTER ENDED JUNE 30, 2005.


    REVENUES. Revenues for the quarters ended June 30, 2006 and 2005 and the corresponding change in revenues were as follows:
                                                                   Change
                                                           ---------------------
                                    2006         2005         Amount  Percentage
                                ------------ ------------- ---------- ----------
Bookstore Division              $35,933,235  $ 26,995,644  $8,937,591     33.1 %
Textbook Division                27,718,797    26,640,760   1,078,037      4.0 %
Complementary Services Division   7,381,923     6,514,217     867,706     13.3 %
Intercompany eliminations        (9,266,664)   (7,222,415) (2,044,249)    28.3 %
                                ------------ ------------- ----------- ---------
                                $61,767,291  $ 52,928,206  $8,839,085     16.7 %
                                ============ ============= =========== =========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 127 bookstore locations through acquisition or start-up since April 1, 2005. The new bookstores provided an additional $9.0 million of revenue in the quarter ended June 30, 2006. Same-store sales in the quarter ended June 30, 2006 were relatively unchanged from the quarter ended June 30, 2005. The Company defines same-store sales for the quarter ended June 30, 2006 as sales from any store, even if expanded or relocated, that was operated by the Company at the start of fiscal 2006. In the quarter ended June 30, 2006, Textbook Division revenues were up 4.0% compared to the quarter ended June 30, 2005 due to a 0.8% increase in units sold and a 6.1% increase in the average price per book sold, which were partially offset by an increase in sales returns. Complementary Services Division revenues increased primarily due to increased activity in our systems divisions, a portion of which is attributable to services provided to our new bookstores. As a result of our significant growth in the Bookstore Division, our intercompany eliminations have increased as well.

    GROSS PROFIT. Gross profit for the quarter ended June 30, 2006 increased $3.5 million, or 16.5%, to $25.1 million from $21.6 million for the quarter ended June 30, 2005. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage was comparable between periods at 40.7%.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended June 30, 2006 increased $4.6 million, or 19.2%, to $28.8 million from $24.2 million for the quarter ended June 30, 2005. Selling, general and administrative expenses as a percentage of revenues were 46.7% and 45.7% for the quarters ended June 30, 2006 and 2005, respectively. The increase in selling, general and administrative expenses, which includes a $2.8 million increase in personnel costs and a $1.2 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division with the addition of 127 bookstore locations through acquisition or start-up since April 1, 2005.

    STOCK-BASED COMPENSATION. Stock-based compensation recognized in the quarter ended June 30, 2006 is attributable to the 4,200 shares of NBC Holdings Corp. restricted stock issued on March 31, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended June 30, 2006 and 2005 and the corresponding change in EBITDA were as follows:

                                                                 Change
                                                          ----------------------
                                    2006         2005        Amount   Percentage
                                ------------ ------------ ----------- ----------
Bookstore Division              $(4,584,014) $(3,428,804) $(1,155,210)   (33.7)%
Textbook Division                 5,280,042    4,787,270      492,772     10.3 %
Complementary Services Division     476,269      134,259      342,010    254.7 %
Corporate administration         (5,131,448)  (4,109,417)  (1,022,031)   (24.9)%
                                ------------ ------------ ------------ ---------
                                $(3,959,151) $(2,616,692) $(1,342,459)   (51.3)%
                                ============ ============ ============ =========

    The decrease in Bookstore Division EBITDA was primarily due to increased expenses resulting from growth in the number of college bookstores owned by us, combined with the fact that the first quarter is a seasonally-low revenue quarter for the Bookstore Division. The small increases in the Textbook and Complementary Services Divisions are primarily attributable to the aforementioned increase in revenues. Corporate administration costs are up primarily as a result of stock-based compensation associated with the NBC Holdings Corp. restricted stock issued on March 31, 2006 and an increase in the interdivision profit elimination associated with our continued growth.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the consolidated statements of cash flows:

                                                    Quarter ended June 30,
                                                      2006            2005
                                                  -------------  ---------------

EBITDA                                            $ (3,959,151)   $ (2,616,692)

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Stock-based compensation                             252,000               -
  Interest income                                       79,389          28,183
  Provision for losses on accounts receivable           50,929            (921)
  Cash paid for interest                            (3,650,263)     (2,854,603)
  Cash paid for income taxes                        (1,545,929)       (614,285)
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)      (33,501,520)    (29,042,975)
                                                  -------------  --------------
Net Cash Flows from Operating Activities          $(42,274,545)   $(35,101,293)
                                                  =============  ==============
Net Cash Flows from Investing Activities          $(22,347,521)   $ (2,248,585)
                                                  =============  ==============
Net Cash Flows from Financing Activities          $ 41,863,318    $ 13,589,850
                                                  =============  ==============

        (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended June 30, 2006 increased $1.0 million, or 14.3%, to $8.1 million from $7.1 million for the quarter ended June 30, 2005, due primarily to an approximate 1.0% increase in the average interest rate on the Term Loan, an increase in borrowings under the Term Loan and Revolving Credit Facility associated with the CBA acquisition, and an increase in the average interest rate on the Revolving Credit Facility.

        INCOME TAXES. The income tax benefit for the quarter ended June 30, 2006 increased $1.2 million, or 25.0% to $6.2 million from $5.0 million for the quarter ended June 30, 2005. Our effective tax rate for the quarters ended June 30, 2006 and 2005 was 39.4% and 38.2%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

    GOODWILL AND INTANGIBLE ASSETS. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including Statements of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED; No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS; and No. 144, IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Our evaluation of impairment is based on a combination of our projection of estimated future cash flows and other valuation methodologies. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets. Our acquisitions of college bookstores result in the application of purchase accounting to our balance sheet as of the transaction date. In certain circumstances, Company management performs valuations where appropriate to determine the fair value of assets acquired and liabilities assumed. The goodwill in such transactions is determined by calculating the difference between the purchase price and the fair value of net assets acquired.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Certain amendments were made to the Credit Agreement underlying the Senior Credit Facility effective April 26, 2006 to allow for the acquisition of CBA, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility by $15.0 million, and amending certain restrictions and financial covenants. The additional Term Loan borrowings were utilized to help finance the purchase of all of CBA's outstanding stock, repay CBA's outstanding long-term bank indebtedness, and provide funding for the payment of transaction costs and other liabilities associated with the acquisition. The increase in amounts available under the Revolving Credit Facility will provide the funding necessary to meet the working capital requirements of the acquired bookstores. CBA long-term bank indebtedness, revolving credit facility balances, and the corresponding accrued interest repaid on May 1, 2006 totaled $14.4 million. The modifications to the Credit Agreement resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments. As reported in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006, we expected to write off existing debt issue costs associated with the Term Loan and Revolving Credit Facility as a result of the April 26, 2006 amendment; however, we ultimately determined that no write-off was required because EITF 96-19, DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, was not applicable.

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our Revolving Credit Facility. At June 30, 2006, our total indebtedness was $411.3 million, consisting of a $200.0 million Term Loan, $175.0 million of Senior Subordinated Notes, $33.5 million of outstanding indebtedness under the Revolving Credit Facility, and $2.8 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued Senior Discount Notes, the balance of which at June 30, 2006 was $64.1 million (face value of $77.0 million less $12.9 million discount).

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and NBC's Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, as amended on April 26, 2006, scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards the Term Loan principal balances. The estimated excess cash flow payment for fiscal 2006, which is $1.7 million, is due and payable on September 29, 2006 and is included in "current maturities of long-term debt" in the consolidated balance sheets. Future principal payments, after application of the estimated excess cash flow payment, approximate $3.4 million in fiscal 2007 (including the $1.7 million excess cash flow payment), $1.9 million in fiscal year 2008, $2.0 million in fiscal years 2009-2010, and $191.1 million in fiscal 2011.

    Future projected interest payments on the $24.0 million of incremental Term Loan borrowings, based upon the implied forward rates in the yield curve as of June 30, 2006, are estimated to be $1.7 million in fiscal 2007, $1.9 million in fiscal years 2008-2010, and $1.1 million in fiscal 2011.

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

INVESTING CASH FLOWS

    Our capital expenditures were $1.6 million and $1.5 million for the three months ended June 30, 2006 and 2005, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2007 is $12.7 million.

    Business acquisition and contract-management renewal expenditures were $20.7 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively. On May 1, 2006, we acquired over 100 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of CBA. The total purchase price, net of cash acquired, of this stock acquisition was approximately $18.8 million. Additionally, during the three months ended June 30, 2006, we also acquired another eight bookstore locations in seven separate transactions and have added four additional locations subsequent to June 30, 2006. For the three months ended June 30, 2005, three bookstore locations were acquired in separate transactions. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used for operating activities for the three months ended June 30, 2006 were $42.3 million, up $7.2 million from $35.1 million for the three months ended June 30, 2005. The increase in net cash flows used for operating activities is due primarily to increased inventory associated with the significant growth being experienced in our Bookstore Division and the $1.3 million decline in EBITDA.

COVENANT RESTRICTIONS

    Access to our principal sources of cash is subject to various restrictions and compliance with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, and minimum fixed charge coverage ratios. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $65.0 million. The Senior Credit Facility restricts our ability to make loans or advances and pay dividends, except that, among other things, we may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by NBC. The indenture governing the Senior Subordinated Notes restricts the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Discount Notes contains similar restrictions on NBC's ability and the ability of its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect our ability to meet our cash obligations for the foreseeable future.

SOURCES OF AND NEEDS FOR CAPITAL

    As of June 30, 2006, we could borrow up to $65.0 million under the Revolving Credit Facility, outstanding indebtedness under which was $33.5 million. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

    We believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance our current operations, any required excess cash flow payments, cash interest requirements, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

ACCOUNTING PRONOUNCEMENTS

    In July, 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation becomes effective for us in fiscal 2008 and is not expected to have a significant impact on our consolidated financial statements.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks for students; digital content sold directly to students; increased competition for the purchase and sale of used textbooks from student to student transactions; inability to successfully acquire or contract-manage additional bookstores or to integrate those additional stores; inability to cost-effectively maintain or increase the number of contract-managed stores; unexpected increases in aggregate severance paid to employees whose positions were eliminated, our ability to cost-effectively manage all warehouse operations at our facilities in Lincoln, unexpected contract termination costs, our failure to achieve expected savings, and other risks regarding our discontinued California warehouse operations; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or inability to raise or unavailability of additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in this Quarterly Report on Form 10-Q, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

    WE FACE COMPETITION IN OUR MARKETS. Our industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than us and have substantially greater resources than us. We cannot give assurances that our business will not be adversely affected by increased competition in the markets in which we currently operate or in markets in which we will operate in the future, or that we will be able to improve or maintain our profit margins. In recent years, an increasing number of institution-owned college stores have decided to outsource or "contract-manage" the operation of their bookstores. As of January, 2006, approximately 34% of the U.S. members of The National Association of College Stores were contract-managed. The leading managers of these stores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed stores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed stores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.

    We are also experiencing growing competition from alternative media and alternative sources of textbooks for students, such as websites designed to sell textbooks, e-books and digital content, and/or other merchandise directly to students, on-line resources, print-on-demand textbooks and CD-ROMs, and from the use of course packs, which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students, all of which have the potential to reduce or replace the need for textbooks sold through the college bookstore. A substantial increase in the availability or the acceptance of these alternatives as a source of textbooks and textbook information could significantly reduce college students' use of the college bookstore and/or the use of traditional textbooks and thus have a material adverse effect on our business and results of operations.

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

    WE MAY NOT BE ABLE TO SUCCESSFULLY CONSOLIDATE OUR WAREHOUSE OPERATIONS. On August 9, 2006, we announced plans to close our warehouse facility located in Cypress, California, and eliminate a minimum of 33 positions. The operations of that warehouse will be consolidated into our facilities in Lincoln, Nebraska. We expect to incur approximately $1.5 to $2.0 million of one-time employee termination benefits, contract termination expenses, and other associated costs and we expect to save approximately $1.0 to $1.5 million annually in operating costs after the consolidation is fully implemented. We cannot give assurances that there will not be unexpected increases in aggregate severance paid to employees whose positions were eliminated, or that there will not be unexpected contract termination or other associated costs. In addition, we cannot give assurances that we will be able to cost-effectively manage all of our warehouse operations at our facilities in Lincoln or that we will achieve the expected savings.

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

    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING. We have $411.3 million of outstanding indebtedness at June 30, 2006. NBC has additional outstanding indebtedness of $64.1 million as of June 30, 2006 under the Senior Discount Notes. The degree to which we are leveraged could have important consequences, including the following:

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $411.3 million in total indebtedness outstanding at June 30, 2006, approximately $220.0 million is subject to fluctuations in the Eurodollar interest rate and $13.5 million is subject to fluctuations in the Prime interest rate. As provided in our Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, we entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement at June 30, 2006 was $165.0 million and will decrease periodically to $130.0 million, expiring on September 30, 2008.

    Certain quantitative market risk disclosures have changed since March 31, 2006 as a result of market fluctuations, movement in interest rates, new indebtedness, and principal payments. The following table presents summarized market risk information as of June 30, 2006 and March 31, 2006, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                   June 30,        March 31,
                                                     2006             2006
                                                 -------------- --------------
Fair Values:
  Fixed rate debt                                $ 165,168,828   $163,963,430
  Variable rate debt (excluding Revolving
    Credit Facility)                               199,950,000    176,400,000
  Interest rate swap ("in-the-money")                3,729,000      2,833,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                        8.65%          8.65%
  Variable rate debt (excluding Revolving
    Credit Facility)                                     8.05%          7.73%
  Interest rate swap receive rate                        5.49%          5.18%
  Interest rate swap pay rate                            4.34%          4.34%



                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

    CHANGES IN INTERNAL CONTROLS. Except for changes resulting from the acquisition of CBA as described in the following sentence, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. CBA maintains its own accounting staff and internal control functions and reports directly to the Company's Chief Financial Officer.

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




                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2006.


NEBRASKA BOOK COMPANY, INC.



/s/   Mark W. Oppegard
-------------------------------------
Mark W. Oppegard
Chief Executive Officer, President and
Director




/s/ Alan G. Siemek
---------------------------------------
Alan G. Siemek
Chief Financial Officer, Senior Vice President
of Finance and Administration, Treasurer and
Assistant Secretary

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