Form 10-Q
period 2006-09-30
NEBRASKA BOOK CO
filed 2006-11-14
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

               TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                      AS OF NOVEMBER 14, 2006: 100 SHARES

                            TOTAL NUMBER OF PAGES: 40

                             EXHIBIT INDEX: PAGE 40

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
---------------------------------------------------------------------------------- --------------
                                                      September 30,   March 31,    September 30,
                                                          2006           2006           2005
                                                     -------------- -------------- --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $  92,519,678  $  33,382,722  $  74,667,826
  Receivables                                           55,238,093     37,760,786     42,559,196
  Inventories                                          100,617,356     74,878,442     75,087,146
  Recoverable income taxes                                       -      1,438,819              -
  Deferred income taxes                                  8,465,940      5,183,002      7,196,782
  Prepaid expenses and other assets                      2,053,160      1,634,483        754,696
                                                     -------------- -------------- --------------
    Total current assets                               258,894,227    154,278,254    200,265,646

PROPERTY AND EQUIPMENT, net                             42,380,212     39,962,913     38,369,693

GOODWILL                                               309,195,079    293,049,842    288,369,937

IDENTIFIABLE INTANGIBLES, net                          143,111,069    145,478,506    149,032,255

DEBT ISSUE COSTS, net                                    7,608,332      7,697,227      8,464,752

OTHER ASSETS                                             4,562,310      4,879,588      2,649,674
                                                     -------------- -------------- --------------
                                                     $ 765,751,229  $ 645,346,330  $ 687,151,957
                                                     ============== ============== ==============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $  93,712,406  $  19,810,267  $  59,321,912
  Accrued employee compensation and benefits             9,635,125     10,014,671      7,095,022
  Accrued interest                                         866,100        628,906        708,403
  Accrued incentives                                     7,263,054      7,559,496      8,031,593
  Accrued expenses                                       3,847,405        996,200        347,020
  Income taxes payable                                   9,864,562              -      7,839,512
  Deferred revenue                                       2,365,471        714,423      2,112,384
  Current maturities of long-term debt                   1,736,143      3,206,582      1,833,910
  Current maturities of capital lease obligations          300,606        281,604        253,837
                                                     -------------- -------------- --------------
    Total current liabilities                          129,590,872     43,212,149     87,543,593

LONG-TERM DEBT, net of current maturities              371,467,457    348,596,275    350,885,448

CAPITAL LEASE OBLIGATIONS, net of current maturities     2,057,407      2,224,684      2,383,375

OTHER LONG-TERM LIABILITIES                              2,623,243      1,528,533      1,348,247

DEFERRED INCOME TAXES                                   60,061,993     60,266,727     58,710,579

DUE TO PARENT                                           16,686,682     16,649,682     16,603,575

COMMITMENTS (Note 5)

STOCKHOLDER'S EQUITY:
  Common stock, voting, authorized 50,000 shares
  of $1.00 par value; issued and outstanding
  100 shares                                                   100            100            100
  Additional paid-in capital                           138,019,657    138,022,098    138,019,575
  Retained earnings                                     44,336,818     33,432,082     31,657,465
  Accumulated other comprehensive income                   907,000      1,414,000              -
                                                     -------------- -------------- --------------
    Total stockholder's equity                         183,263,575    172,868,280    169,677,140
                                                     -------------- -------------- --------------
                                                     $ 765,751,229  $ 645,346,330  $ 687,151,957
                                                     ============== ============== ==============

    See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------------------------------

                                              Quarter        Quarter      Six Months     Six Months
                                               Ended          Ended        Ended           Ended
                                            September 30,  September 30, September 30,  September 30,
                                               2006           2005           2006           2005
                                           -------------- -------------- ------------- ---------------
REVENUES, net of returns                   $ 243,917,253  $ 185,203,022  $ 305,684,544  $ 238,131,228

COSTS OF SALES (exclusive of
depreciation shown below)                    155,546,895    116,141,578    192,191,096    147,507,024
                                           -------------- -------------- -----------------------------
  Gross profit                                88,370,358     69,061,444    113,493,448     90,624,204

OPERATING EXPENSES:
  Selling, general and administrative         42,163,108     29,421,285     70,993,349     53,600,737
  Closure of California warehouse                327,579              -        327,579              -
  Depreciation                                 1,287,253      1,204,328      2,669,928      2,386,485
  Amortization                                 2,396,325      2,166,999      4,726,722      4,307,649
  Stock-based compensation                       249,236              -        501,236              -
                                           -------------- -------------- -----------------------------
                                              46,423,501     32,792,612     79,218,814     60,294,871
                                           -------------- -------------- -----------------------------
INCOME FROM OPERATIONS                        41,946,857     36,268,832     34,274,634     30,329,333
                                           -------------- -------------- -----------------------------

OTHER EXPENSES (INCOME):
  Interest expense                             8,445,868      7,270,714     16,667,860     14,420,011
  Interest income                               (458,964)      (295,605)      (538,353)      (323,788)
  (Gain) Loss on derivative
  financial instrument                           156,000       (730,766)       155,000       (730,766)
                                           -------------- -------------- -----------------------------
                                               8,142,904      6,244,343     16,284,507     13,365,457
                                           -------------- -------------- -----------------------------

INCOME BEFORE INCOME TAXES                    33,803,953     30,024,489     17,990,127     16,963,876

INCOME TAX EXPENSE                            13,322,855     11,486,825      7,085,391      6,497,000
                                           -------------- -------------- -----------------------------
NET INCOME                                  $ 20,481,098   $ 18,537,664  $  10,904,736  $  10,466,876
                                           ============== ============== =============================

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                                 Accumulated
                                                Additional                         Other
                                       Common     Paid-in         Retained      Comprehensive                 Comprehensive
                                       Stock      Capital         Earnings         Income          Total          Income
                                      ------- ---------------- --------------- --------------- -------------  -------------
BALANCE, April 1, 2005                 $ 100    $ 137,957,730    $ 21,190,589    $         -  $ 159,148,419

  Contributed capital                      -           41,845               -              -         41,845   $          -

  Net income                               -                -      10,466,876              -     10,466,876     10,466,876

  Tax benefit arising from exercise
  of 640 stock options                     -           20,000               -              -         20,000              -

                                      ------- ---------------- --------------- -------------- --------------  -------------
BALANCE, September 30, 2005            $ 100    $ 138,019,575    $ 31,657,465    $         -  $ 169,677,140   $ 10,466,876
                                      ======= ================ =============== ============== ==============  =============

BALANCE, April 1, 2006                 $ 100    $ 138,022,098    $ 33,432,082    $ 1,414,000  $ 172,868,280

  Contributed capital                      -           (2,441)              -              -         (2,441)  $          -

  Net income                               -                -      10,904,736              -     10,904,736     10,904,736

  Other comprehensive loss,
  net of taxes:
    Unrealized loss on interest
    rate swap agreement, net of taxes
    of $320,000                            -                -               -       (507,000)      (507,000)      (507,000)
                                      ------- ---------------- --------------- -------------- --------------  -------------
BALANCE, September 30, 2006            $ 100    $ 138,019,657    $ 44,336,818    $   907,000  $ 183,263,575   $ 10,397,736
                                      ======= ================ =============== ============== ==============  =============



See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------------------

                                                                 Six Months     Six Months
                                                                   Ended          Ended
                                                                September 30,  September 30,
                                                                    2006          2005
                                                               -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 10,904,736  $ 10,466,876
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Stock-based compensation                                         501,236             -
    Provision for losses on receivables                               59,067        24,514
    Depreciation                                                   2,669,928     2,386,485
    Amortization                                                   5,580,391     5,060,561
    (Gain) Loss on derivative financial instruments                  155,000      (730,766)
    Loss on disposal of assets                                       169,867         2,390
    Deferred income taxes                                         (4,036,259)   (1,960,000)
    Changes in operating assets and liabilities,
    net of the effect of acquisitions:
      Receivables                                                 (9,436,154)  (11,583,397)
      Inventories                                                (10,590,156)     (768,423)
      Recoverable income taxes                                     1,438,819             -
      Prepaid expenses and other assets                             (279,010)     (137,715)
      Other assets                                                  (422,658)      415,331
      Accounts payable                                            70,338,155    42,906,675
      Accrued employee compensation and benefits                  (1,960,411)   (1,016,168)
      Accrued interest                                               179,369        79,497
      Accrued incentives                                            (296,442)      270,297
      Accrued expenses                                             2,739,196      (806,302)
      Income taxes payable                                         8,889,128     7,301,351
      Deferred revenue                                             1,651,048     1,069,724
      Other long-term liabilities                                    (16,526)       31,412
      Due to parent                                                   37,000        29,000
                                                                -------------  ------------
        Net cash flows from operating activities                  78,275,324    53,041,342

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (3,858,527)   (3,140,336)
  Acquisitions, net of cash acquired                             (21,677,184)   (5,235,982)
  Proceeds from sale of property and equipment                       250,768        28,624
                                                                ------------- -------------
        Net cash flows from investing activities                 (25,284,943)   (8,347,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                        24,000,000             -
  Payment of financing costs                                        (764,774)     (248,813)
  Principal payments on long-term debt                            (3,009,257)     (915,642)
  Principal payments on capital lease obligations                   (148,275)     (129,996)
  Net decrease in revolving credit facility                      (13,931,119)            -
  Capital contributions                                                    -        44,286
                                                                ------------- -------------
         Net cash flows from financing activities                  6,146,575    (1,250,165)
                                                                ------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         59,136,956    43,443,483

CASH AND CASH EQUIVALENTS, Beginning of period                    33,382,722    31,224,343
                                                                ------------- -------------
CASH AND CASH EQUIVALENTS, End of period                        $ 92,519,678  $ 74,667,826
                                                                ============= =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                    $ 15,634,822  $ 13,587,602
    Income taxes                                                     756,703     1,126,649
  Noncash investing and financing activities:
    Accumulated other comprehensive income:
      Unrealized loss on interest rate swap
      agreement, net of income taxes                            $   (507,000) $          -
      Deferred taxes resulting from unrealized
      loss on interest rate swap agreement                          (320,000)            -
    Tax benefit on exercise of stock options                               -        20,000



See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)
--------------------------------------------------------------------------------


1. BASIS OF PRESENTATION - The consolidated balance sheet of Nebraska Book Company, Inc. (the "Company") and its wholly-owned subsidiaries, Specialty Books, Inc. and NBC Textbooks LLC, at March 31, 2006 was derived from the Company's audited consolidated balance sheet as of that date. The Company is a wholly-owned subsidiary of NBC Acquisition Corp. ("NBC"). All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full fiscal year. Certain reclassifications have been made to prior period consolidated financial statements to conform to current fiscal year presentation. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended March 31, 2006 included in the Company's Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms "we," "our," "ours," and "us" refer collectively to the Company and its subsidiaries, except where otherwise indicated.

2. STOCK-BASED COMPENSATION - On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, thereby eliminating the intrinsic value method of accounting for stock-based compensation by the Company for transactions occurring after March 31, 2006. There were no share-based awards granted during the periods ended September 30, 2006.

    The Company accounts for its stock-based compensation arising from transactions occurring prior to April 1, 2006 under the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations utilizing the intrinsic value method. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. For purposes of measuring stock-based compensation, the Company is considered a nonpublic entity as defined in SFAS No. 123. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting for options granted prior to April 1, 2006 and utilized the minimum value method for pro forma disclosure of the impact of SFAS No. 123 prior to the adoption of SFAS No. 123 (revised 2004).

    NBC Holdings Corp., a Delaware corporation and NBC's parent, adopted the 2005 Restricted Stock Plan (the "Plan") on September 29, 2005. As more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006, the Plan provides for the issuance of shares of restricted stock for consideration to individuals determined by NBC Holdings Corp.'s Board of Directors. Any shares issued under the Plan are subject to restrictions on transferability and a right of NBC Holdings Corp. to reacquire such shares at less than their then fair market value under certain conditions. On March 31, 2006, 1,400 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to each of three officers of the Company. The shares granted to such officers are also each subject to a Stock Repurchase Agreement that, among other things, provides for vesting, certain call rights on behalf of NBC Holdings Corp., and certain put rights on behalf of the applicable officers. The intent of the Plan and the related agreements is to provide a minimum compensation benefit of $1.0 million to each of the three officers assuming that they remain employed by the Company through September 30, 2010. Due to the put rights on behalf of the three officers, stock-based compensation will be accrued to a minimum of $3.0 million plus anticipated cash bonuses to be paid to reimburse the officers for any federal, state and local taxes thereon from the date of issuance of the restricted stock until September 30, 2010 and recorded as "other long-term liabilities" in the consolidated balance sheets. At September 30, 2006, this liability totaled $0.5 million.

3.  INVENTORIES - Inventories are summarized as follows:

                                 September 30,    March 31,    September 30,
                                     2006           2006           2005
                                -------------- -------------- --------------
Bookstore Division               $ 81,571,585    $43,922,080    $52,814,651
Textbook Division                  16,354,536     28,775,512     18,834,467
Complementary Services Division     2,691,235      2,180,850      3,438,028
                                -------------- -------------- --------------
                                 $100,617,356    $74,878,442    $75,087,146
                                ============== ============== ==============

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the periods ended September 30, 2006 and 2005 and the fiscal year ended March 31, 2006. Goodwill assigned to corporate administration represents the goodwill that arose when Weston Presidio gained a controlling interest in NBC on March 4, 2004 (the "March 4, 2004 Transaction"), as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

    On May 1, 2006, the Company acquired 101 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of College Book Stores of America, Inc. ("CBA"). The total purchase price, net of cash acquired, of this stock acquisition was approximately $18.8 million, of which approximately $15.8 million was assigned to non tax-deductible goodwill, $0.6 million was assigned to covenants not to compete with amortization periods of up to fifteen years, and $1.0 million was assigned to contract-managed acquisition costs with amortization periods of up to eight years based on the preliminary purchase price allocation.

    Additionally, for the six months ended September 30, 2006, another thirteen bookstore locations were acquired in twelve separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $2.5 million, of which $0.3 million was assigned to tax-deductible goodwill, $0.1 million was assigned to covenants not to compete with amortization periods of three years, and $0.4 million was assigned to contract-managed acquisition costs with amortization periods of up to four years based on the preliminary purchase price allocation.

    Finally, the Company incurred $0.3 million in contract-managed acquisition costs with amortization periods of up to five years associated with renewals of certain contract-managed locations during the six months ended September 30, 2006.


                                   Bookstore      Corporate
                                    Division   Administration      Total
                                 ------------- -------------- --------------

Balance, April 1, 2005           $ 15,836,651  $ 269,061,875  $ 284,898,526

Additions to goodwill:
  Bookstore acquisitions            3,471,411              -      3,471,411

                                 ------------- -------------- --------------
Balance, September 30, 2005      $ 19,308,062  $ 269,061,875  $ 288,369,937
                                 ============= ============== ==============

Balance, April 1, 2005           $ 15,836,651  $ 269,061,875  $ 284,898,526

Additions to goodwill:
  Bookstore acquisitions            7,524,419              -      7,524,419
  Purchase accounting adjustments     626,897              -        626,897

                                 ------------- -------------- --------------
Balance, March 31, 2006            23,987,967    269,061,875    293,049,842

Additions to goodwill:
  Bookstore acquisitions           16,145,237              -     16,145,237

                                 ------------- -------------- --------------
Balance, September 30, 2006      $ 40,133,204  $ 269,061,875  $ 309,195,079
                                 ============= ============== ==============

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of September 30, 2006, March 31, 2006, and September 30, 2005:

                                                 September 30, 2006
                                    --------------------------------------------
                                       Gross                            Net
                                      Carrying      Accumulated      Carrying
                                       Amount       Amortization      Amount
                                    -------------- -------------- --------------
 Customer relationships             $ 114,830,000  $ (14,831,860) $  99,998,140
 Developed technology                  11,473,750     (4,939,867)     6,533,883
 Covenants not to compete               5,890,584     (2,297,183)     3,593,401
 Contract-managed acquisition costs     1,964,100       (298,455)     1,665,645
                                    -------------- -------------- --------------
                                    $ 134,158,434  $ (22,367,365) $ 111,791,069
                                    ============== ============== ==============

                                                  March 31, 2006
                                    --------------------------------------------
                                       Gross                            Net
                                      Carrying      Accumulated      Carrying
                                       Amount       Amortization      Amount
                                    -------------- -------------- --------------
 Customer relationships             $ 114,830,000  $ (11,961,100) $ 102,868,900
 Developed technology                  11,473,750     (3,983,689)     7,490,061
 Covenants not to compete               5,221,000     (1,607,333)     3,613,667
 Contract-managed acquisition costs       282,292        (96,414)       185,878
                                    -------------- -------------- --------------
                                    $ 131,807,042  $ (17,648,536) $ 114,158,506
                                    ============== ============== ==============

                                                September 30, 2005
                                    --------------------------------------------
                                        Gross                           Net
                                       Carrying     Accumulated      Carrying
                                        Amount      Amortization      Amount
                                    -------------- -------------- --------------
 Customer relationships             $ 114,830,000   $ (9,090,340) $ 105,739,660
 Developed technology                  11,473,750     (3,027,511)     8,446,239
 Covenants not to compete               4,432,000     (1,006,149)     3,425,851
 Contract-managed acquisition costs       182,292        (81,787)       100,505
                                    -------------- -------------- --------------
                                    $ 130,918,042  $ (13,205,787) $ 117,712,255
                                    ============== ============== ==============

    Information regarding aggregate amortization expense for the periods ended September 30, 2006 and 2005 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                          Amortization
                                                            Expense
                                                         -------------

            Quarter ended September 30, 2006              $2,396,325
            Quarter ended September 30, 2005               2,166,999
            Six months ended September 30, 2006            4,726,722
            Six months ended September 30, 2005            4,307,649

            Estimated amortization expense for the
            fiscal years ending March 31:
              2007                                        $9,524,000
              2008                                         9,256,000
              2009                                         8,902,000
              2010                                         8,134,000
              2011                                         5,983,000

    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction, which has a carrying value of $31,320,000 for all periods presented.

5. LONG-TERM DEBT - Indebtedness at September 30, 2006 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to the Company through a syndicate of lenders, consisting of a term loan (the "Term Loan") with a remaining balance of $197.8 million (includes remaining amounts due under both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and a $65.0 million revolving credit facility (the "Revolving Credit Facility") which was unused at September 30, 2006; $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes"); $0.4 million of other indebtedness; and $2.4 million of capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $65.0 million. The calculated borrowing base at September 30, 2006 was $54.0 million.

    The interest rate on the Term Loan is Prime plus an applicable margin of up to 1.5% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.5%. The Revolving Credit Facility interest rate is Prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility.

    The Senior Credit Facility stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998, as most recently restated on March 4, 2004 and most recently amended on April 26, 2006 (the "Credit Agreement"), shall be applied towards prepayment of the Term Loan. The excess cash flow payment for fiscal year 2006, which was $1.7 million, was paid on September 29, 2006.

    The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012.

    In conjunction with the acquisition of CBA, certain amendments were made to the Credit Agreement on April 26, 2006, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility by $15.0 million, and amending certain restrictions and financial covenants. CBA has unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of the Company's obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes and is also a party to the Guarantee and Collateral Agreement related to the Senior Credit Facility. Scheduled principal payments for such additional borrowings, prior to the application of any excess cash flow payment, total approximately $0.2 million in each of fiscal years 2007-2010 and $23.1 million in fiscal year 2011. In connection with the changes made to the Senior Credit Facility, the Company recorded $0.8 million of debt issue costs, which are being amortized to interest expense over the remaining life of the debt instruments.

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

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company has a three-year amortizing interest rate swap agreement whereby a portion of the variable rate Term Loan is converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement expires on September 30, 2008. Notional amounts under the agreement are reduced periodically.

    General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                                              September 30,     March 31,    September 30,
                                                                  2006            2006           2005
                                                            ---------------- -------------- --------------
Total indebtedness outstanding                                $ 375,561,613   $ 354,309,145  $355,356,570

Term Loan subject to Eurodollar interest rate fluctuations      197,818,151     176,400,000   177,300,000

Notional amount under swap agreement                            150,000,000     165,000,000   175,000,000

Fixed interest rate indebtedness                                177,743,462     177,909,145   178,056,570

Variable interest rate, including applicable margin:
  Term Loan                                                            7.63%           6.70%         5.88%

Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge instrument as the following criteria were met:

     (1) Formal documentation of the hedging relationship and the Company's risk management objective and strategy for undertaking the hedge were in place.

     (2) The interest rate swap agreement is expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to the Term Loan.

    The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of September 30, 2006. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

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

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

                                                       September 30,    March 31,   September 30,
                                                           2006          2006           2005
                                                       ------------- ------------- --------------
Balance Sheet Components:
  Other assets - fair value of swap agreement           $ 1,851,000   $ 2,833,000   $  730,766
  Deferred income taxes                                    (717,031)   (1,097,433)    (279,000)
                                                       ------------- ------------- --------------
                                                        $ 1,133,969   $ 1,735,567   $  451,766
                                                       ============= ============= ==============

Portion of Agreement Subsequent to
September 30, 2005 Hedge Designation:
   Increase (decrease) in fair value of swap agreement:
      Quarter ended September 30                        $(1,722,000)                $        -
      Six Months ended September 30                        (827,000)                         -
      Year ended March 31, 2006                                       $ 2,308,000

Portion of Agreement Prior to
September 30, 2005 Hedge Designation:
   Increase (decrease) in fair value of swap agreement:
      Quarter ended September 30                           (156,000)                   730,766
      Six Months ended September 30                        (155,000)                   730,766
      Year ended March 31, 2006                                           525,000

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

    The following table provides selected information about profit or loss (excluding the impact of the Company's interdivisional administrative fee - see Note 10, Condensed Consolidating Financial Information, to the consolidated financial statements) on a segment basis for the periods ended September 30, 2006 and 2005, respectively:

                                                                            Complementary
                                                Bookstore      Textbook        Services
                                                Division       Division        Division        Total
                                              -------------- ------------- --------------- --------------
Quarter ended September 30, 2006:
  External customer revenues                  $ 196,636,797   $40,260,498    $  7,019,958  $ 243,917,253
  Intersegment revenues                             446,845    13,729,374       1,412,109     15,588,328
  Depreciation and amortization expense           1,459,751     1,502,133         635,303      3,597,187
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)       29,967,460    17,183,615         565,154     47,716,229

Quarter ended September 30, 2005:
  External customer revenues                  $ 134,123,572   $43,609,140    $  7,470,310  $ 185,203,022
  Intersegment revenues                             521,879     9,809,864         870,892     11,202,635
  Depreciation and amortization expense           1,120,223     1,504,968         658,481      3,283,672
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)       21,969,745    17,407,224       1,063,862     40,440,831

Six months ended September 30, 2006:
  External customer revenues                  $ 232,183,291   $60,608,874    $ 12,892,379  $ 305,684,544
  Intersegment revenues                             833,586    21,099,795       2,921,611     24,854,992
  Depreciation and amortization expense           2,869,692     3,024,955       1,275,615      7,170,262
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)       25,383,446    22,463,657       1,041,423     48,888,526

Six months ended September 30, 2005:
  External customer revenues                  $ 160,769,420   $64,401,400    $ 12,960,408  $ 238,131,228
  Intersegment revenues                             871,675    15,658,364       1,895,011     18,425,050
  Depreciation and amortization expense           2,153,089     3,011,999       1,314,183      6,479,271
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)       18,540,941    22,194,494       1,198,121     41,933,556

    The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements for the periods ended September 30, 2006 and 2005, respectively:

                                                Quarter Ended September 30,     Six Months Ended September 30,
                                                    2006            2005             2006            2005
                                              ---------------- --------------- ---------------- --------------
Revenues:
  Total for reportable segments                 $ 259,505,581   $ 196,405,657    $ 330,539,536   $256,556,278
  Elimination of intersegment revenues            (15,588,328)    (11,202,635)     (24,854,992)   (18,425,050)
                                              ---------------- --------------- ---------------- --------------
    Consolidated total                          $ 243,917,253   $ 185,203,022    $ 305,684,544   $238,131,228
                                              ================ =============== ================ ==============

Depreciation and Amortization Expense:
  Total for reportable segments                 $   3,597,187   $   3,283,672    $   7,170,262   $  6,479,271
  Corporate administration                             86,391          87,655          226,388        214,863
                                              ---------------- --------------- ---------------- --------------
    Consolidated total                          $   3,683,578   $   3,371,327    $   7,396,650   $  6,694,134
                                              ================ =============== ================ ==============

Income Before Income Taxes:
  Total EBITDA for reportable segments          $  47,716,229   $  40,440,831    $  48,888,526   $ 41,933,556
  Corporate administrative costs,
  including interdiviision profit elimination      (2,085,794)       (800,672)      (7,217,242)    (4,910,089)
                                              ---------------- --------------- ---------------- --------------
                                                   45,630,435      39,640,159       41,671,284     37,023,467
  Depreciation and amortization                    (3,683,578)     (3,371,327)      (7,396,650)    (6,694,134)
                                              ---------------- --------------- ---------------- --------------
    Consolidated income from operations            41,946,857      36,268,832       34,274,634     30,329,333
  Interest and other expenses, net                 (8,142,904)     (6,244,343)     (16,284,507)   (13,365,457)
                                              ---------------- --------------- ---------------- --------------
    Consolidated income before income taxes     $  33,803,953   $  30,024,489    $  17,990,127   $ 16,963,876
                                              ================ =============== ================ ==============

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As the Company is highly-leveraged and as the Company's equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring its liquidity and provides additional information for determining its ability to meet debt service requirements. The Senior Subordinated Notes and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America ("GAAP"), and EBITDA does not necessarily indicate whether cash flows will be sufficient to meet our cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing the Company's financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the consolidated statements of cash flows:

                                                Quarter ended September 30,   Six Months ended September 30,
                                                    2006           2005            2006              2005
                                              --------------- -------------- --------------- ---------------
EBITDA                                         $  45,630,435   $ 39,640,159    $ 41,671,284    $ 37,023,467

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Stock-based compensation                           249,236              -         501,236               -
  Interest income                                    458,964        295,605         538,353         323,788
  Provision for losses on accounts receivable          8,138         25,435          59,067          24,514
  Cash paid for interest                         (11,984,559)   (10,732,999)    (15,634,822)    (13,587,602)
  Cash (paid) refunded for income taxes              789,226       (512,364)       (756,703)     (1,126,649)
  Loss on disposal of assets                         169,867          2,390         169,867           2,390
  Changes in operating assets and liabilities,
  net of the effect of acquisitions (1)          185,228,562     59,424,409      51,727,042      30,381,434
                                              --------------- -------------- --------------- ---------------
Net Cash Flows from Operating Activities       $ 120,549,869   $ 88,142,635    $ 78,275,324    $ 53,041,342
                                              =============== ============== =============== ===============
Net Cash Flows from Investing Activities       $  (2,937,422)  $ (6,099,109)   $(25,284,943)   $ (8,347,694)
                                              =============== ============== =============== ===============
Net Cash Flows from Financing Activities       $ (35,716,743)  $(14,840,015)   $  6,146,575    $ (1,250,165)
                                              =============== ============== =============== ===============

        (1) Changes in operating assets and liabilities, net of the effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States. CBA's assets are classified as part of the Bookstore Division segment and totaled $54.7 million at September 30, 2006.

8. ACCOUNTING PRONOUNCEMENTS - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for purposes of a materiality assessment. The Securities and Exchange Commission now requires that registrants quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements when assessing whether or not the financial statements require adjustment. This Staff Accounting Bulletin becomes effective for the Company in its Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

    In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation becomes effective for the Company in fiscal year 2008. The Company is reviewing this Interpretation and has not determined the impact, if any, on the consolidated financial statements.

9. CLOSURE OF CALIFORNIA WAREHOUSE - On August 9, 2006, in response to a review of the efficiency and effectiveness of its warehouses, the Company announced plans to close its warehouse facility located in Cypress, California, and eliminated 33 positions. The facility closed effective October 27, 2006, and these positions were eliminated at that time. A group of 17 other employees were offered, and 16 employees accepted, positions to remain with the Company as Account Service Representatives, continuing to service the Company's customers. Closure activities are expected to be completed by December 31, 2006. Details regarding the warehouse closure and its impact on the Textbook Division are outlined in the following table:

                                       Quarter ended  Six Months ended  Cumulative       Total
                                       September 30,    September 30,     Costs        Expected
                                           2006             2006        Incurred        Costs
                                       -------------- ---------------- ------------- ------------
Costs of Closure:
  One-time termination benefits            $ 285,000        $ 285,000    $ 285,000    $  434,000
  Costs to terminate contracts                     -                -            -       299,000
  Costs of consolidation/relocation           42,579           42,579       42,579       267,000
                                       -------------- ---------------- ------------- ------------
                                           $ 327,579        $ 327,579    $ 327,579    $1,000,000
                                       ============== ================ ============= ============

                                          Balance,      Costs Incurred                               Balance,
                                          April 1,       and Charged       Costs                   September 30,
                                            2006          to Expense   Paid/Settled   Adjustments    2006 (1)
                                       -------------- ---------------- ------------- ------------ --------------
Liability Reconciliation:
  One-time termination benefits            $       -        $ 285,000    $       -    $        -     $ 285,000
  Costs to terminate contracts                     -                -            -             -             -
  Costs of consolidation/relocation                -           42,579      (21,575)            -        21,004
                                       -------------- ---------------- ------------- ------------ --------------
                                           $       -        $ 327,579    $ (21,575)   $        -     $ 306,004
                                       ============== ================ ============= ============ ==============

    (1) One-time termination benefits, costs to terminate a contract, and costs of consolidation/relocation are included in "accounts payable" in the consolidated balance sheets until paid. In the consolidated statements of operations, such costs are separately identified as part of "income from operations".

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION - On May 1, 2006, the Company acquired all of the outstanding stock of CBA, an entity separately incorporated under the laws of the State of Illinois and now accounted for as a wholly-owned subsidiary of the Company. Effective January 1, 2005, the Company's textbook division was separately formed under the laws of the State of Delaware as NBC Textbooks LLC, a wholly-owned subsidiary of the Company. Effective July 1, 2002, the Company's distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. In connection with their incorporation, CBA, NBC Textbooks LLC, and Specialty Books, Inc. have unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of the Company's obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes. CBA, NBC Textbooks LLC, and Specialty Books, Inc. are also a party to the Guarantee and Collateral Agreement related to the Senior Credit Facility. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (Nebraska Book Company, Inc.), subsidiary guarantors (CBA (from May 1,
    2006), NBC Textbooks LLC, and Specialty Books, Inc.), consolidating eliminations, and consolidated totals.

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2006
-------------------------------------------------------------------------------------------------------------

                                                      Nebraska
                                                        Book       Subsidiary                   Consolidated
                                                    Company, Inc.  Guarantors    Eliminations      Totals
                                                    ------------- ------------- --------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $ 88,599,207   $ 3,920,471  $            -  $ 92,519,678
  Receivables                                         36,072,906    35,604,439     (16,439,252)   55,238,093
  Inventories                                         60,954,779    36,662,577               -   100,617,356
  Deferred income taxes                                1,388,002     7,077,938               -     8,465,940
  Prepaid expenses and other assets                    1,756,370       296,790               -     2,053,160
                                                    ------------- ------------- --------------- -------------
    Total current assets                             188,771,264    86,562,215     (16,439,252)  258,894,227

PROPERTY AND EQUIPMENT, net                           36,195,466     6,184,746               -    42,380,212

GOODWILL                                             293,386,624    15,808,455               -   309,195,079

IDENTIFIABLE INTANGIBLES, net                         46,745,995    96,365,074               -   143,111,069

OTHER ASSETS                                         122,940,622       939,169    (111,709,149)   12,170,642
                                                    ------------- ------------- --------------- -------------
                                                    $688,039,971  $205,859,659  $ (128,148,401) $765,751,229
                                                    ============= ============= =============== =============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $ 67,429,954   $42,721,704  $  (16,439,252) $ 93,712,406
  Accrued employee compensation and benefits           7,223,307     2,411,818               -     9,635,125
  Accrued interest                                       866,100             -               -       866,100
  Accrued incentives                                      41,294     7,221,760               -     7,263,054
  Accrued expenses                                     2,300,413     1,546,992               -     3,847,405
  Income taxes payable                                 8,183,592     1,680,970               -     9,864,562
  Deferred revenue                                     2,365,471             -               -     2,365,471
  Current maturities of long-term debt                 1,736,143             -               -     1,736,143
  Current maturities of capital lease obligations        300,606             -               -       300,606
                                                    ------------- ------------- --------------- -------------
    Total current liabilities                         90,446,880    55,583,244     (16,439,252)  129,590,872

LONG-TERM DEBT, net of current maturities            371,467,457             -               -   371,467,457

CAPITAL LEASE OBLIGATIONS,
net of current maturities                              2,057,407             -               -     2,057,407
                                                                                             -
OTHER LONG-TERM LIABILITIES                            2,308,243       315,000               -     2,623,243

DEFERRED INCOME TAXES                                 21,809,727    38,252,266               -    60,061,993

DUE TO PARENT                                         16,686,682             -               -    16,686,682

COMMITMENTS

STOCKHOLDER'S EQUITY                                 183,263,575   111,709,149    (111,709,149)  183,263,575
                                                    ------------- ------------- --------------- -------------
                                                    $688,039,971  $205,859,659   $(128,148,401) $765,751,229
                                                    ============= ============= =============== =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2006
-------------------------------------------------------------------------------------------------------------

                                                      Nebraska
                                                        Book       Subsidiary                   Consolidated
                                                    Company, Inc.  Guarantors    Eliminations      Totals
                                                    ------------- ------------- -------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $ 29,955,367   $ 3,427,355  $           -  $ 33,382,722
  Receivables                                         53,512,094    17,338,425    (33,089,733)   37,760,786
  Inventories                                         44,500,121    30,378,321              -    74,878,442
  Recoverable income taxes                             1,438,819             -              -     1,438,819
  Deferred income taxes                                1,102,002     4,081,000              -     5,183,002
  Prepaid expenses and other assets                    1,559,788        74,695              -     1,634,483
                                                    ------------- ------------- -------------- -------------
    Total current assets                             132,068,191    55,299,796    (33,089,733)  154,278,254

PROPERTY AND EQUIPMENT, net                           35,394,913     4,568,000              -    39,962,913

GOODWILL                                             293,049,842             -              -   293,049,842

IDENTIFIABLE INTANGIBLES, net                         48,164,991    97,313,515              -   145,478,506

OTHER ASSETS                                          89,536,903        23,210    (76,983,298)   12,576,815
                                                    ------------- ------------- -------------- -------------
                                                    $598,214,840  $157,204,521  $(110,073,031) $645,346,330
                                                    ============= ============= ============== =============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $ 19,810,267   $33,089,733  $ (33,089,733) $ 19,810,267
  Accrued employee compensation and benefits           8,591,317     1,423,354              -    10,014,671
  Accrued interest                                       628,906             -              -       628,906
  Accrued incentives                                      71,891     7,487,605              -     7,559,496
  Accrued expenses                                       971,669        24,531              -       996,200
  Deferred revenue                                       714,423             -              -       714,423
  Current maturities of long-term debt                 3,206,582             -              -     3,206,582
  Current maturities of capital lease obligations        281,604             -              -       281,604
                                                    ------------- ------------- -------------- -------------
    Total current liabilities                         34,276,659    42,025,223    (33,089,733)   43,212,149

LONG-TERM DEBT, net of current maturities            348,596,275             -              -   348,596,275

CAPITAL LEASE OBLIGATIONS,
net of current maturities                              2,224,684             -              -     2,224,684

OTHER LONG-TERM LIABILITIES                            1,528,533             -              -     1,528,533

DEFERRED INCOME TAXES                                 22,070,727    38,196,000              -    60,266,727

DUE TO PARENT                                         16,649,682             -              -    16,649,682

COMMITMENTS

STOCKHOLDER'S EQUITY                                 172,868,280    76,983,298    (76,983,298)  172,868,280
                                                    ------------- ------------- -------------- -------------
                                                    $598,214,840  $157,204,521  $(110,073,031) $645,346,330
                                                    ============= ============= ============== =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2005
-----------------------------------------------------------------------------------------------------------

                                                    Nebraska
                                                      Book       Subsidiary                  Consolidated
                                                  Company, Inc.  Guarantors   Eliminations      Totals
                                                  ------------- ------------- -------------- --------------
ASSETS

  CURRENT ASSETS:
  Cash and cash equivalents                       $ 72,961,581  $  1,706,245  $           -   $ 74,667,826
  Receivables                                       54,407,542    28,486,100    (40,334,446)    42,559,196
  Inventories                                       53,492,787    21,594,359              -     75,087,146
  Deferred income taxes                              1,234,782     5,962,000              -      7,196,782
  Prepaid expenses and other assets                    749,381         5,315              -        754,696
                                                  ------------- ------------- -------------- --------------
    Total current assets                           182,846,073    57,754,019    (40,334,446)   200,265,646

PROPERTY AND EQUIPMENT, net                         33,796,552     4,573,141              -     38,369,693

GOODWILL                                           288,369,937             -              -    288,369,937

IDENTIFIABLE INTANGIBLES, net                       49,003,014   100,029,241              -    149,032,255

OTHER ASSETS                                        85,292,690        21,077    (74,199,341)    11,114,426
                                                  ------------- ------------- -------------- --------------
                                                  $639,308,266  $162,377,478  $(114,533,787)  $687,151,957
                                                  ============= ============= ============== ==============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $ 59,321,912  $ 40,334,446  $ (40,334,446)  $ 59,321,912
  Accrued employee compensation and benefits         5,939,602     1,155,420              -      7,095,022
  Accrued interest                                     708,403             -              -        708,403
  Accrued incentives                                    48,231     7,983,362              -      8,031,593
  Accrued expenses                                     365,111       (18,091)             -        347,020
  Income taxes payable                               7,839,512             -              -      7,839,512
  Deferred revenue                                   2,112,384             -              -      2,112,384
  Current maturities of long-term debt               1,833,910             -              -      1,833,910
  Current maturities of capital lease obligations      253,837             -              -        253,837
                                                  ------------- ------------- -------------- --------------
    Total current liabilities                       78,422,902    49,455,137    (40,334,446)    87,543,593

LONG-TERM DEBT, net of current maturities          350,885,448             -              -    350,885,448

CAPITAL LEASE OBLIGATIONS,
net of current maturities                            2,383,375             -              -      2,383,375
                                                                                          -
OTHER LONG-TERM LIABILITIES                          1,348,247             -              -      1,348,247

DEFERRED INCOME TAXES                               19,987,579    38,723,000              -     58,710,579

DUE TO PARENT                                       16,603,575             -              -     16,603,575

COMMITMENTS

STOCKHOLDER'S EQUITY                               169,677,140    74,199,341    (74,199,341)   169,677,140
                                                  ------------- ------------- -------------- --------------
                                                  $639,308,266  $162,377,478  $(114,533,787)  $687,151,957
                                                  ============= ============= ============== ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
------------------------------------------------------------------------------------------------------------

                                                 Nebraska
                                                   Book         Subsidiary                    Consolidated
                                               Company, Inc.    Guarantors      Eliminations     Totals
                                              ---------------  -------------- --------------- --------------
REVENUES, net of returns                       $ 158,288,818    $ 99,424,879   $ (13,796,444) $ 243,917,253

COSTS OF SALES (exclusive of
depreciation shown below)                        105,473,274      64,256,901     (14,183,280)   155,546,895
                                              ---------------  -------------- --------------- --------------
Gross profit                                      52,815,544      35,167,978         386,836     88,370,358

OPERATING EXPENSES (INCOME):
  Selling, general and administrative             28,582,572      13,193,700         386,836     42,163,108
  Closure of California warehouse                          -         327,579               -        327,579
  Depreciation                                     1,010,983         276,270               -      1,287,253
  Amortization                                       940,001       1,456,324               -      2,396,325
  Stock-based compensation                           249,236               -               -        249,236
  Intercompany administrative fee                   (983,400)        983,400               -              -
  Equity in earnings of subsidiaries             (11,595,929)              -      11,595,929              -
                                              ---------------  -------------- --------------- --------------
                                                  18,203,463      16,237,273      11,982,765     46,423,501
                                              ---------------  -------------- --------------- --------------

INCOME FROM OPERATIONS                            34,612,081      18,930,705     (11,595,929)    41,946,857

OTHER EXPENSES (INCOME):
  Interest expense                                 8,445,091             777               -      8,445,868
  Interest income                                   (446,108)        (12,856)              -       (458,964)
  Loss on derivative financial instrument            156,000               -               -        156,000
                                              ---------------  -------------- --------------- --------------
                                                   8,154,983         (12,079)              -      8,142,904
                                              ---------------  -------------- --------------- --------------

INCOME BEFORE INCOME TAXES                        26,457,098      18,942,784     (11,595,929)    33,803,953

INCOME TAX EXPENSE                                 5,976,000       7,346,855               -     13,322,855
                                              ---------------  -------------- --------------- --------------
NET INCOME                                     $  20,481,098    $ 11,595,929   $ (11,595,929)  $ 20,481,098
                                              ===============  ============== =============== ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
-------------------------------------------------------------------------------------------------------------------

                                                         Nebraska
                                                           Book         Subsidiary                   Consolidated
                                                       Company, Inc.    Guarantors    Eliminations      Totals
                                                       -------------- --------------- -------------- --------------

REVENUES, net of returns                                $138,187,926     $56,824,960   $ (9,809,864)  $185,203,022

COSTS OF SALES (exclusive of depreciation shown below)    93,029,660      33,401,592    (10,289,674)   116,141,578
                                                       -------------- --------------- -------------- --------------
Gross profit                                              45,158,266      23,423,368        479,810     69,061,444

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                     22,956,909       5,984,566        479,810     29,421,285
  Depreciation                                             1,017,169         187,159              -      1,204,328
  Amortization                                               809,136       1,357,863              -      2,166,999
  Intercompany administrative fee                           (924,300)        924,300              -              -
  Equity in earnings of subsidiaries                      (9,148,480)              -      9,148,480              -
                                                       -------------- --------------- -------------- --------------
                                                          14,710,434       8,453,888      9,628,290     32,792,612
                                                       -------------- --------------- -------------- --------------

INCOME FROM OPERATIONS                                    30,447,832      14,969,480     (9,148,480)    36,268,832

OTHER EXPENSES (INCOME):
  Interest expense                                         7,270,714               -              -      7,270,714
  Interest income                                           (295,605)              -              -       (295,605)
  Gain on derivative financial instrument                   (730,766)              -              -       (730,766)
                                                       -------------- --------------- -------------- --------------
                                                           6,244,343               -              -      6,244,343
                                                       -------------- --------------- -------------- --------------

INCOME BEFORE INCOME TAXES                                24,203,489      14,969,480     (9,148,480)    30,024,489

INCOME TAX EXPENSE                                         5,665,825       5,821,000              -     11,486,825
                                                       -------------- --------------- -------------- --------------
NET INCOME                                              $ 18,537,664     $ 9,148,480   $ (9,148,480)  $ 18,537,664
                                                       ============== =============== ============== ==============


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006
----------------------------------------------------------------------------------------------------------------------

                                                            Nebraska
                                                              Book         Subsidiary                   Consolidated
                                                         Company, Inc.     Guarantors     Eliminations     Totals
                                                        --------------- --------------- --------------- --------------

REVENUES, net of returns                                 $ 191,000,454   $ 135,850,955   $ (21,166,865) $ 305,684,544

COSTS OF SALES (exclusive of depreciation shown below)     126,893,173      87,702,033     (22,404,110)   192,191,096
                                                        --------------- --------------- --------------- --------------
Gross profit                                                64,107,281      48,148,922       1,237,245    113,493,448

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                       48,335,184      21,420,920       1,237,245     70,993,349
  Closure of California warehouse                                    -         327,579               -        327,579
  Depreciation                                               2,070,486         599,442               -      2,669,928
  Amortization                                               1,834,996       2,891,726               -      4,726,722
  Stock-based compensation                                     501,236               -               -        501,236
  Intercompany administrative fee                           (1,966,800)      1,966,800               -              -
  Equity in earnings of subsidiaries                       (12,811,957)              -      12,811,957              -
                                                        --------------- --------------- --------------- --------------
                                                            37,963,145      27,206,467      14,049,202     79,218,814
                                                        --------------- --------------- --------------- --------------

INCOME FROM OPERATIONS                                      26,144,136      20,942,455     (12,811,957)    34,274,634

OTHER EXPENSES (INCOME):
  Interest expense                                          16,667,083             777               -     16,667,860
  Interest income                                             (511,683)        (26,670)              -       (538,353)
  Loss on derivative financial instrument                      155,000               -               -        155,000
                                                        --------------- --------------- --------------- --------------
                                                            16,310,400         (25,893)              -     16,284,507
                                                        --------------- --------------- --------------- --------------

INCOME BEFORE INCOME TAXES                                   9,833,736      20,968,348     (12,811,957)    17,990,127

INCOME TAX EXPENSE (BENEFIT)                                (1,071,000)      8,156,391               -      7,085,391
                                                        --------------- --------------- --------------- --------------
NET INCOME                                                $ 10,904,736    $ 12,811,957   $ (12,811,957)  $ 10,904,736
                                                        =============== =============== =============== ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
-------------------------------------------------------------------------------------------------------------------

                                                         Nebraska
                                                           Book         Subsidiary                    Consolidated
                                                       Company, Inc.    Guarantors     Eliminations      Totals
                                                      -------------- ---------------  -------------- --------------

REVENUES, net of returns                              $ 167,807,316    $ 85,982,276   $ (15,658,364) $ 238,131,228

COSTS OF SALES (exclusive of depreciation shown below)  112,097,256      51,975,448     (16,565,680)   147,507,024
                                                      -------------- ---------------  -------------- --------------
Gross profit                                             55,710,060      34,006,828         907,316     90,624,204

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                    40,823,323      11,870,098         907,316     53,600,737
  Depreciation                                            2,010,591         375,894               -      2,386,485
  Amortization                                            1,591,923       2,715,726               -      4,307,649
  Intercompany administrative fee                        (1,848,600)      1,848,600               -              -
  Equity in earnings of subsidiaries                    (10,567,146)              -      10,567,146              -
                                                      -------------- ---------------  -------------- --------------
                                                         32,010,091      16,810,318      11,474,462     60,294,871
                                                      -------------- ---------------  -------------- --------------

INCOME FROM OPERATIONS                                   23,699,969      17,196,510     (10,567,146)    30,329,333

OTHER EXPENSES (INCOME):
  Interest expense                                       14,420,011               -               -     14,420,011
  Interest income                                          (323,788)              -               -       (323,788)
  Gain on derivative financial instrument                  (730,766)              -               -       (730,766)
                                                      -------------- ---------------  -------------- --------------
                                                         13,365,457               -               -     13,365,457
                                                      -------------- ---------------  -------------- --------------

INCOME BEFORE INCOME TAXES                               10,334,512      17,196,510     (10,567,146)    16,963,876

INCOME TAX EXPENSE (BENEFIT)                               (132,364)      6,629,364               -      6,497,000
                                                      -------------- ---------------  -------------- --------------
NET INCOME                                            $  10,466,876    $ 10,567,146   $ (10,567,146)  $ 10,466,876
                                                      ============== ===============  ============== ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006
--------------------------------------------------------------------------------------------------------------


                                                    Nebraska
                                                      Book       Subsidiary                     Consolidated
                                                  Company, Inc.  Guarantors     Eliminations       Totals
                                                  ------------- --------------  -------------- ---------------
NET CASH FLOWS FROM OPERATING ACTIVITIES          $ 79,746,713   $ (1,471,389)    $         -    $ 78,275,324

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment               (2,881,848)      (976,679)              -      (3,858,527)
  Acquisitions, net of cash acquired               (21,337,184)      (340,000)              -     (21,677,184)
  Proceeds from sale of property and equipment          57,201        193,567               -         250,768
  Cash acquired in acquisition of
  subsidiary guarantor                              (3,087,617)     3,087,617               -               -
                                                  ------------- --------------  -------------- ---------------
    Net cash flows from investing activities       (27,249,448)     1,964,505               -     (25,284,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt          24,000,000              -               -      24,000,000
  Payment of financing costs                          (764,774)             -               -        (764,774)
  Principal payments on long-term debt              (2,599,257)      (410,000)              -      (3,009,257)
  Principal payments on capital lease obligations     (148,275)             -               -        (148,275)
  Intercompany financing activity                  (14,341,119)    14,341,119               -               -
  Net decrease in revolving credit facility                  -    (13,931,119)              -     (13,931,119)
                                                  ------------- --------------  -------------- ---------------
    Net cash flows from financing activities         6,146,575              -               -       6,146,575
                                                  ------------- --------------  -------------- ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS           58,643,840        493,116               -      59,136,956

CASH AND CASH EQUIVALENTS, Beginning of period      29,955,367      3,427,355               -      33,382,722
                                                  ------------- --------------  -------------- ---------------
CASH AND CASH EQUIVALENTS, End of period          $ 88,599,207   $  3,920,471     $         -    $ 92,519,678
                                                  ============= ==============  ============== ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
------------------------------------------------------------------------------------------------------------


                                                    Nebraska
                                                      Book        Subsidiary                   Consolidated
                                                  Company, Inc.   Guarantors    Eliminations      Totals
                                                 -------------- -------------- -------------  --------------
NET CASH FLOWS FROM OPERATING ACTIVITIES           $53,537,908     $ (496,566)  $         -     $53,041,342

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment               (2,880,986)      (259,350)            -      (3,140,336)
  Acquisitions, net of cash acquired                (5,235,982)             -             -      (5,235,982)
  Proceeds from sale of property and equipment          28,624              -             -          28,624
                                                 -------------- -------------- -------------  --------------

    Net cash flows from investing activities        (8,088,344)      (259,350)            -      (8,347,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                          (248,813)             -             -        (248,813)
  Principal payments on long-term debt                (915,642)             -             -        (915,642)
  Principal payments on capital lease obligations     (129,996)             -             -        (129,996)
  Capital contributions                                 44,286              -             -          44,286
                                                 -------------- -------------- -------------  --------------
    Net cash flows from financing activities        (1,250,165)             -             -      (1,250,165)
                                                 -------------- -------------- -------------  --------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                    44,199,399       (755,916)            -      43,443,483

CASH AND CASH EQUIVALENTS, Beginning of period      28,762,182      2,462,161             -      31,224,343
                                                 -------------- -------------- -------------  --------------
CASH AND CASH EQUIVALENTS, End of period           $72,961,581     $1,706,245   $         -     $74,667,826
                                                 ============== ============== =============  ==============

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. On May 1, 2006, we acquired 101 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of CBA. CBA began providing contract-management services to small to medium-sized colleges and universities nationwide in 1984, and prior to the acquisition had and now continues to maintain one of the longest tenured management teams in the college bookstore industry. In addition to the acquired revenue and EBITDA, we believe this acquisition will enhance our competitive position for future contract-management opportunities. Certain amendments were made to the Credit Agreement to allow for this acquisition, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility by $15.0 million, and amending certain restrictions and financial covenants. The modifications to the Credit Agreement also resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments.

    Additionally, we completed the purchase, initiated the contract-management, or established the start-up of fourteen bookstore locations in the six months ended September 30, 2006. The property leases or contract-management agreements at six bookstore locations were not renewed during the six months ended September 30, 2006. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the quarter ended September 30, 2006 increased $58.7 million, or 31.7% from the quarter ended September 30, 2005. This increase is primarily attributable to growth in the Bookstore Division, particularly the acquisition of CBA on May 1, 2006. The Textbook and Complementary Services Divisions also experienced growth in the quarter ended September 30, 2006, with such growth being primarily attributable to increases in intercompany revenues.

    EBITDA RESULTS. Consolidated EBITDA for the quarter ended September 30, 2006 increased $6.0 million from the quarter ended September 30, 2005. The EBITDA increase is primarily attributable to growth in the Bookstore Division, particularly the acquisition of CBA on May 1, 2006, as EBITDA decreased in the Textbook, Complementary Services, and Corporate Administration Divisions. The Textbook Division decrease is primarily attributable to costs associated with the closure of its California warehouse, while the Corporate Administration Division decrease is primarily attributable to stock-based compensation associated with NBC Holdings Corp. restricted stock issued on March 31, 2006, corporate costs incurred in the acquisition of CBA, and the impact of the interdivision profit elimination. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.

    CALIFORNIA WAREHOUSE CLOSURE. On August 9, 2006, we announced plans to close our warehouse facility located in Cypress, California, and eliminated 33 positions. The facility closed effective October 27, 2006, and these positions were eliminated at that time. A group of 17 other employees were offered, and 16 employees accepted, positions to remain with us as Account Service Representatives, continuing to service our customers. As a result of these plans, we expect to incur approximately $1.0 million of one-time employee termination benefits, contract termination expenses, and other associated costs between the date of the announcement and December 31, 2006, of which $0.3 million have been incurred as of September 30, 2006. We also expect to save approximately $0.8 to $1.2 million annually in operating costs after these plans are fully implemented.


CHALLENGES AND EXPECTATIONS

    We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past. We have experienced, and continue to experience, competition for the supply of used textbooks from other textbook wholesalers and from student to student transactions, competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal year 2007. We also expect that our capital expenditures will remain modest for a company of our size.

QUARTER ENDED SEPTEMBER 30, 2006 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2005.


    REVENUES. Revenues for the quarters ended September 30, 2006 and 2005 and the corresponding change in revenues were as follows:

                                                                          Change
                                                                 -------------------------
                                       2006           2005           Amount     Percentage
                                  -------------- --------------- -------------- ----------
Bookstore Division                $ 197,083,642   $ 134,645,451   $ 62,438,191     46.4 %
Textbook Division                    53,989,872      53,419,004        570,868      1.1 %
Complementary Services Division       8,432,067       8,341,202         90,865      1.1 %
Intercompany eliminations           (15,588,328)    (11,202,635)    (4,385,693)    39.1 %
                                  -------------- --------------- -------------- ----------
                                  $ 243,917,253   $ 185,203,022   $ 58,714,231     31.7 %
                                  ============== =============== ============== ==========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2005. The new bookstores provided an additional $59.1 million of revenue in the quarter ended September 30, 2006. Same-store sales in the quarter ended September 30, 2006 increased $5.3 million, or 4.2%, from the quarter ended September 30, 2005, due primarily from increased used textbook and clothing and insignia wear revenues. The Company defines same-store sales for the quarter ended September 30, 2006 as sales from any store, even if expanded or relocated, that was operated by the Company at the start of fiscal year 2006. Finally, revenues declined $2.0 million as a result of certain store closings since July 1, 2005.

    In the quarter ended September 30, 2006, Textbook Division revenues were up 1.1% compared to the quarter ended September 30, 2005 due to a 5.5% increase in the average price per book sold, which was partially offset by a 2.6% decrease in units sold and an increase in sales returns. Complementary Services Division revenues were comparable for the quarters ended September 30, 2006 and 2005. Primarily as a result of our significant growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the quarter ended September 30, 2006 increased $3.9 million and $0.5 million in the Textbook and Complementary Services Divisions, respectively, from the quarter ended September 30, 2005. Of the $3.9 million increase in Textbook Division intercompany revenues, $0.8 million effectively represents a shift from external customer revenues due to the acquisition of CBA.

    GROSS PROFIT. Gross profit for the quarter ended September 30, 2006 increased $19.3 million, or 28.0%, to $88.4 million from $69.1 million for the quarter ended September 30, 2005. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage declined to 36.2% for the quarter ended September 30, 2006 from 37.3% for the quarter ended September 30, 2005. The decrease in consolidated gross margin percentage is primarily attributable to the shift in revenue mix, with lower-margin Bookstore Division revenues comprising 80.8% and 72.7% of consolidated revenues for the quarters ended September 30, 2006 and 2005, respectively. Additionally, CBA margins are slightly lower than margins for our off-campus bookstore locations due in part to CBA revenues being more heavily-weighted with lower margin new textbooks.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2006 increased $12.8 million, or 43.3%, to $42.2 million from $29.4 million for the quarter ended September 30, 2005. Selling, general and administrative expenses as a percentage of revenues were 17.3% and 15.9% for the quarters ended September 30, 2006 and 2005, respectively. The increase in selling, general and administrative expenses, which includes a $3.9 million increase in personnel costs and a $4.3 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division with the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2005.

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized in the quarter ended September 30, 2006 are attributable to one-time termination benefits, costs to terminate contracts, and costs of consolidation/relocation associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    STOCK-BASED COMPENSATION. Stock-based compensation recognized in the quarter ended September 30, 2006 is attributable to the 4,200 shares of NBC Holdings Corp. restricted stock issued on March 31, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended September 30, 2006 and 2005 and the corresponding change in EBITDA were as follows:

                                                                      Change
                                                              ------------------------
                                      2006          2005         Amount     Percentage
                                  ------------- ------------- ------------- ----------
Bookstore Division                 $29,967,460   $21,969,745   $ 7,997,715     36.4 %
Textbook Division                   17,183,615    17,407,224      (223,609)    (1.3)%
Complementary Services Division        565,154     1,063,862      (498,708)   (46.9)%
Corporate administration            (2,085,794)     (800,672)   (1,285,122)  (160.5)%
                                  ------------- ------------- ------------- ----------
                                   $45,630,435   $39,640,159   $ 5,990,276     15.1 %
                                  ============= ============= ============= ==========

    The increase in Bookstore Division EBITDA was primarily due to growth in the number of college bookstores owned by us, particularly the May 1, 2006 acquisition of CBA. The small decrease in Textbook Division EBITDA is primarily attributable to the costs incurred in the quarter ended September 30, 2006 to close its California warehouse. The decrease in Complementary Services Division EBITDA is primarily attributable to an increase in selling, general, and administrative expenses. Corporate administration costs are up primarily as a result of stock-based compensation associated with the NBC Holdings Corp. restricted stock issued on March 31, 2006, corporate costs related to the acquisition of CBA, and the impact of the interdivision profit elimination for textbooks sold by the Textbook Division to the Bookstore Division which remained in inventory at the end of the period.

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient to meet our cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the consolidated statements of cash flows:

                                                  Quarter ended September 30,
                                                     2006            2005
                                                ---------------  --------------

EBITDA                                           $  45,630,435    $ 39,640,159

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Stock-based compensation                             249,236               -
  Interest income                                      458,964         295,605
  Provision for losses on accounts receivable            8,138          25,435
  Cash paid for interest                           (11,984,559)    (10,732,999)
  Cash (paid) refunded for income taxes                789,226        (512,364)
  Loss on disposal of assets                           169,867           2,390
  Changes in operating assets and liabilities,
  net of the effect of acquisitions (1)             85,228,562      59,424,409
                                                ---------------  --------------
Net Cash Flows from Operating Activities         $ 120,549,869    $ 88,142,635
                                                ===============  ==============
Net Cash Flows from Investing Activities         $  (2,937,422)   $ (6,099,109)
                                                ===============  ==============
Net Cash Flows from Financing Activities         $ (35,716,743)   $(14,840,015)
                                                ===============  ==============

        (1) Changes in operating assets and liabilities, net of the effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    DEPRECIATION EXPENSE. Depreciation expense for the quarter ended September 30, 2006 increased $0.1 million, or 6.9%, to $1.3 million from $1.2 million for the quarter ended September 30, 2005, due primarily to depreciation attributable to CBA of $0.1 million, which was acquired on May 1, 2006.

    AMORTIZATION EXPENSE. Amortization expense for the quarter ended September 30, 2006 increased $0.2 million, or 10.6%, to $2.4 million from $2.2 million for the quarter ended September 30, 2005, due primarily to amortization attributable to CBA of $0.1 million, which was acquired on May 1, 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended September 30, 2006 increased $1.9 million, or 30.4%, to $8.1 million from $6.2 million for the quarter ended September 30, 2005, due primarily to a $0.9 million change in the impact of accounting for the portion of the interest rate swap agreement not qualifying for hedge accounting, an approximate 1.0% increase in the average interest rate on the Term Loan, an increase in borrowings under the Term Loan and Revolving Credit Facility associated with the CBA acquisition, and an approximate 1.5% increase in the average interest rate on the Revolving Credit Facility.

        INCOME TAXES. Income tax expense for the quarter ended September 30, 2006 increased $1.8 million, or 16.0%, to $13.3 million from $11.5 million for the quarter ended September 30, 2005. Our effective tax rate for the quarters ended September 30, 2006 and 2005 was 39.4% and 38.3%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2005.


    REVENUES. Revenues for the six months ended September 30, 2006 and 2005 and the corresponding change in revenues were as follows:

                                                                         Change
                                                                 -------------------------
                                      2006            2005         Amount      Percentage
                                  -------------- --------------- ------------- -----------
Bookstore Division                 $233,016,877   $ 161,641,095   $71,375,782      44.2 %
Textbook Division                    81,708,669      80,059,764     1,648,905       2.1 %
Complementary Services Division      15,813,990      14,855,419       958,571       6.5 %
Intercompany eliminations           (24,854,992)    (18,425,050)   (6,429,942)     34.9 %
                                  -------------- --------------- ------------- -----------
                                   $305,684,544   $ 238,131,228   $67,553,316      28.4 %
                                  ============== =============== ============= ===========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2005. The new bookstores provided an additional $68.2 million of revenue in the six months ended September 30, 2006. Same-store sales in the six months ended September 30, 2006 increased $5.5 million, or 3.6%, from the six months ended September 30, 2005, due primarily from increased used textbook and clothing and insignia wear revenues. The Company defines same-store sales for the six months ended September 30, 2006 as sales from any store, even if expanded or relocated, that was operated by the Company at the start of fiscal year 2006. Finally, revenues declined $2.3 million as a result of certain store closings since April 1, 2005.

    In the six months ended September 30, 2006, Textbook Division revenues were up 2.1% compared to the six months ended September 30, 2005 due to a 5.6% increase in the average price per book sold, which was partially offset by a 1.5% decrease in units sold and an increase in sales returns. Complementary Services Division revenues increased primarily due to a $1.3 million increase in revenues in our systems divisions, offset in part by a $0.5 million decrease in revenues in our distance education division. Primarily as a result of our significant growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the six months ended September 30, 2006 increased $5.4 million and $1.0 million in the Textbook and Complementary Services Divisions, respectively, from the six months ended September 30, 2005. Of the $5.4 million increase in Textbook Division intercompany revenues, $1.3 million effectively represents a shift from external customer revenues due to the acquisition of CBA.

    GROSS PROFIT. Gross profit for the six months ended September 30, 2006 increased $22.9 million, or 25.2%, to $113.5 million from $90.6 million for the six months ended September 30, 2005. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage declined to 37.1% for the six months ended September 30, 2006 from 38.1% for the six months ended September 30, 2005. The decrease in consolidated gross margin percentage is primarily attributable to the shift in revenue mix, with lower-margin Bookstore Division revenues comprising 76.2% and 67.9% of consolidated revenues for the six months ended September 30, 2006 and 2005, respectively. Additionally, CBA margins are slightly lower than margins for our off-campus bookstore locations due in part to CBA revenues being more heavily-weighted with lower margin new textbooks.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2006 increased $17.4 million, or 32.4%, to $71.0 million from $53.6 million for the six months ended September 30, 2005. Selling, general and administrative expenses as a percentage of revenues were 23.2% and 22.5% for the six months ended September 30, 2006 and 2005, respectively. The increase in selling, general and administrative expenses, which includes a $6.7 million increase in personnel costs and a $5.4 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division with the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2005.

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized in the six months ended September 30, 2006 are attributable to one-time termination benefits, costs to terminate contracts, and costs of consolidation/relocation associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    STOCK-BASED COMPENSATION. Stock-based compensation recognized in the six months ended September 30, 2006 is attributable to the 4,200 shares of NBC Holdings Corp. restricted stock issued on March 31, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the six months ended September 30, 2006 and 2005 and the corresponding change in EBITDA were as follows:

                                                                         Change
                                                                ------------------------
                                       2006           2005         Amount     Percentage
                                  -------------- -------------- ------------- ----------
Bookstore Division                 $ 25,383,446   $ 18,540,941   $ 6,842,505     36.9 %
Textbook Division                    22,463,657     22,194,494       269,163      1.2 %
Complementary Services Division       1,041,423      1,198,121      (156,698)   (13.1)%
Corporate administration             (7,217,242)    (4,910,089)   (2,307,153)   (47.0)%
                                  -------------- -------------- ------------- -----------
                                   $ 41,671,284   $ 37,023,467   $ 4,647,817     12.6 %
                                  ============== ============== ============= ===========

    The increase in Bookstore Division EBITDA was primarily due to growth in the number of college bookstores owned by us, particularly the May 1, 2006 acquisition of CBA. The small increase in Textbook Division EBITDA was primarily due to slight increases in revenue and gross margin percentage, partially offset by the $0.3 million of costs incurred related to the closure of its California warehouse. The small decrease in Complementary Services Division EBITDA is primarily attributable to the continued decline of distance education division revenues. Corporate administration costs are up primarily as a result of stock-based compensation associated with the NBC Holdings Corp. restricted stock issued on March 31, 2006, corporate costs related to the acquisition of CBA, and the impact of the interdivision profit elimination for textbooks sold by the Textbook Division to the Bookstore Division which remained in inventory at the end of the period.

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient to meet our cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the consolidated statements of cash flows:

                                              Six Months ended September 30,
                                                  2006              2005
                                            ---------------  ----------------
EBITDA                                        $ 41,671,284      $ 37,023,467

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

Stock-based compensation                           501,236                 -
Interest income                                    538,353           323,788
Provision for losses on accounts receivable         59,067            24,514
Cash paid for interest                         (15,634,822)      (13,587,602)
Cash paid for income taxes                        (756,703)       (1,126,649)
Loss on disposal of assets                         169,867             2,390
Changes in operating assets and liabilities,
net of the effect of acquisitions (1)           51,727,042        30,381,434
                                            ---------------  ----------------
Net Cash Flows from Operating Activities      $ 78,275,324      $ 53,041,342
                                            ===============  ================
Net Cash Flows from Investing Activities      $(25,284,943)     $ (8,347,694)
                                            ===============  ================
Net Cash Flows from Financing Activities      $  6,146,575      $ (1,250,165)
                                            ===============  ================

        (1) Changes in operating assets and liabilities, net of the effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    DEPRECIATION EXPENSE. Depreciation expense for the six months ended September 30, 2006 increased $0.3 million, or 11.9%, to $2.7 million from $2.4 million for the six months ended September 30, 2005, due primarily to depreciation attributable to CBA of $0.2 million, which was acquired on May 1, 2006.

    AMORTIZATION EXPENSE. Amortization expense for the six months ended September 30, 2006 increased $0.4 million, or 9.7%, to $4.7 million from $4.3 million for the six months ended September 30, 2005, due primarily to amortization attributable to CBA of $0.2 million, which was acquired on May 1, 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the six months ended September 30, 2006 increased $2.9 million, or 21.8%, to $16.3 million from $13.4 million for the six months ended September 30, 2005, due primarily to a $0.9 million change in the impact of accounting for the portion of the interest rate swap agreement not qualifying for hedge accounting, an approximate 1.0% increase in the average interest rate on the Term Loan, an increase in borrowings under the Term Loan and Revolving Credit Facility associated with the CBA acquisition, and an approximate 1.5% increase in the average interest rate on the Revolving Credit Facility.

        INCOME TAXES. Income tax expense for the six months ended September 30, 2006 increased $0.6 million, or 9.1%, to $7.1 million from $6.5 million for the six months ended September 30, 2005. Our effective tax rate for the six months ended September 30, 2006 and 2005 was 39.4% and 38.3%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to returns, bad debts, inventory valuation and obsolescence, intangible assets, rebate programs, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

    INCOME TAXES. We account for income taxes by recording taxes payable or refundable for the current fiscal year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or the consolidated income tax returns. Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets, and deferred tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the consolidated income tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Effective April 26, 2006, certain amendments were made to the Credit Agreement to allow for the acquisition of CBA, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility by $15.0 million, and amending certain restrictions and financial covenants. The additional Term Loan borrowings were utilized to help finance the purchase of all of CBA's outstanding stock, repay CBA's outstanding long-term bank indebtedness, and provide funding for the payment of transaction costs and other liabilities associated with the acquisition. The increase in amounts available under the Revolving Credit Facility will provide the funding necessary to help meet the working capital requirements of the acquired bookstores. CBA's long-term bank indebtedness, revolving credit facility balance, and the corresponding accrued interest repaid on May 1, 2006 totaled $14.4 million. The modifications to the Credit Agreement resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments.

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our Revolving Credit Facility. At September 30, 2006, our total indebtedness was $375.6 million, consisting of the $197.8 million Term Loan, $175.0 million of Senior Subordinated Notes, and $2.8 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued Senior Discount Notes, the balance of which at September 30, 2006 was $65.8 million (face value of $77.0 million less $11.2 million discount).

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and NBC's Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Term Loan, as amended on April 26, 2006, scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement), if any, towards the Term Loan principal balances. The excess cash flow payment for fiscal year 2006, which was $1.7 million, was paid on September 29, 2006. Future principal payments, after application of the excess cash flow payment, approximate $3.4 million in fiscal year 2007 (including the $1.7 million excess cash flow payment), $1.9 million in fiscal year 2008, $2.0 million in fiscal years 2009-2010, and $191.1 million in fiscal year 2011.

    Future projected interest payments on the $24.0 million of incremental Term Loan borrowings, based upon the implied forward rates in the yield curve as of September 30, 2006, are estimated to be $1.7 million in fiscal year 2007, $1.8 million in fiscal year 2008, $1.7 million in fiscal years 2009-2010, and $1.1 million in fiscal year 2011.

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

INVESTING CASH FLOWS

    Our capital expenditures were $3.9 million and $3.1 million for the six months ended September 30, 2006 and 2005, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The annual limitation for fiscal year 2007 is $12.7 million.

    Business acquisition and contract-management renewal expenditures were $21.7 million and $5.2 million for the six months ended September 30, 2006 and 2005, respectively. On May 1, 2006, we acquired 101 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of CBA. The total purchase price, net of cash acquired, of this stock acquisition was approximately $18.8 million. Additionally, during the six months ended September 30, 2006, we also acquired another thirteen bookstore locations in twelve separate transactions. For the six months ended September 30, 2005, five bookstore locations were acquired in separate transactions. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows provided from operating activities for the six months ended September 30, 2006 were $78.3 million, up $25.3 million from $53.0 million for the six months ended September 30, 2005. The increase in net cash flows provided from operating activities is due primarily to increased accounts payable, accrued expenses, and income from operations associated with the significant growth being experienced in our Bookstore Division, partially offset by increased inventory and interest expense.

COVENANT RESTRICTIONS

    Access to our principal sources of cash is subject to various restrictions and compliance with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, and minimum fixed charge coverage ratios. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $65.0 million. The Senior Credit Facility restricts our ability to make loans or advances and pay dividends, except that, among other things, we may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes owed by NBC. The indenture governing the Senior Subordinated Notes restricts the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Discount Notes contains similar restrictions on the ability of NBC and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect our ability to meet our cash obligations for the foreseeable future.

SOURCES OF AND NEEDS FOR CAPITAL

    As of September 30, 2006, we could borrow up to $54.0 million under the Revolving Credit Facility, which was unused at September 30, 2006. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

    We believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance our current operations, any required excess cash flow payments, cash interest requirements, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

ACCOUNTING PRONOUNCEMENTS

    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for purposes of a materiality assessment. The Securities and Exchange Commission now requires that registrants quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements when assessing whether or not the financial statements require adjustment. This Staff Accounting Bulletin becomes effective for the Company in its Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

    In July 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation becomes effective for us in fiscal year 2008. The Company is reviewing this Interpretation and has not determined the impact, if any, on the consolidated financial statements.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future results of operations, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks for students; digital content sold directly to students; increased competition for the purchase and sale of used textbooks from student to student transactions; our inability to successfully acquire or contract-manage additional bookstores or to integrate those additional stores; inability to cost-effectively maintain or increase the number of contract-managed stores; our ability to cost-effectively manage all warehouse operations at our facilities in Lincoln, Nebraska, unexpected contract termination costs, our failure to achieve expected cost savings, and other risks regarding our discontinued California warehouse operations; our inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; the loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or our inability to raise additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in this Quarterly Report on Form 10-Q, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $375.6 million in total indebtedness outstanding at September 30, 2006, approximately $197.8 million is subject to fluctuations in the Eurodollar interest rate. As provided in our Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, we entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement at September 30, 2006 was $150.0 million and will decrease periodically to $130.0 million, expiring on September 30, 2008.

    Certain quantitative market risk disclosures have changed since March 31, 2006 as a result of market fluctuations, movement in interest rates, new indebtedness, and principal payments. The following table presents summarized market risk information as of September 30, 2006 and March 31, 2006, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                             September 30,     March 31,
                                                                 2006            2006
                                                           ---------------- -------------
Fair Values:
  Fixed rate debt                                          $ 165,775,159    $163,963,430
  Variable rate debt (excluding Revolving Credit Facility)   197,818,151     176,400,000
  Interest rate swap ("in-the-money")                          1,851,000       2,833,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                  8.65%           8.65%
  Variable rate debt (excluding Revolving Credit Facility)         7.49%           7.73%
  Interest rate swap receive rate                                  5.00%           5.18%
  Interest rate swap pay rate                                      4.34%           4.34%

                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

    CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                              ITEM 1A. RISK FACTORS

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

    WE FACE COMPETITION IN OUR MARKETS. Our industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than us and have substantially greater resources than us. We cannot give assurances that our business will not be adversely affected by increased competition in the markets in which we currently operate or in markets in which we will operate in the future, or that we will be able to improve or maintain our profit margins. In recent years, an increasing number of institution-owned college stores have decided to outsource or "contract-manage" the operation of their bookstores. As of January 2006, approximately 34% of the U.S. members of The National Association of College Stores were contract-managed. The leading managers of these stores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed stores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed stores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.

    We are also experiencing growing competition from alternative media and alternative sources of textbooks for students (such as publishers selling direct to students, websites designed to sell textbooks, e-books and digital content, and other merchandise directly to students; on-line resources; print-on-demand textbooks; and CD-ROMs) and from the use of course packs (which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students), all of which have the potential to reduce or replace the need for textbooks sold through college bookstores. A substantial increase in the availability or the acceptance of these alternatives as a source of textbooks and textbook information could significantly reduce college students' use of college bookstores and/or the use of traditional textbooks and thus have a material adverse effect on our business and results of operations.

    We are experiencing growing competition from technology-enabled student to student transactions that take place over the Internet. These transactions, whereby a student enters into a transaction directly with another student for the sale and purchase of a textbook, provide competition by reducing the supply of textbooks available to us for purchase and by reducing the sale of textbooks through college bookstores. While such transactions have occurred for many years, prior to the Internet such transactions were limited by geography, a lack of information related to pricing and demand, and other factors. A significant increase in the number of these transactions could have a material adverse effect on our business and results of operations.

    WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE OR CONTRACT-MANAGE ADDITIONAL BOOKSTORES OR INTEGRATE THOSE ADDITIONAL STORES. Part of our business strategy is to expand sales for our college bookstore operations by either acquiring privately owned bookstores or being awarded additional contracts to manage institutional bookstores. We cannot give assurances that we will be able to identify additional private bookstores for acquisition or that we will be successful in competing for contracts to manage additional institutional stores. We also cannot give assurances that any anticipated benefits will be realized from any of these additional bookstores. Due to the seasonal nature of business in our bookstores, operations may be affected by the time of fiscal year when a bookstore is acquired or contract-managed by us. The process may require financial resources that would otherwise be available for our existing operations. We cannot give assurances that the integration of these future bookstores will be successful or that the anticipated strategic benefits of these future bookstores will be realized or that they will be realized within time frames contemplated by our management. Acquisitions and additional contract-managed stores may involve a number of special risks, including, but not limited to, adverse short-term effects on our reported results of operations, diversion of management's attention, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of our competitors and customers. If we are unable to successfully integrate our future acquisitions or contract-managed stores for these or other reasons, our results of operations may be adversely affected.

    WE MAY NOT BE ABLE TO SUCCESSFULLY RENEW OUR CONTRACT-MANAGED BOOKSTORES AT PROFITABLE TERMS. As we expand our operations in contract-management of institutional bookstores, we will increasingly be competing for the renewal of our contracts for those stores as the current contracts expire. Contracts in the industry are typically for 3 to 5 years, with various renewal and cancellation clauses. We cannot give assurances that we will be able to be successful in renewing our current contracts or that those renewals will be on terms that provide us the opportunity to improve or maintain the profitability of managing the store. If we are unable to successfully renew our contracts on profitable terms, our results of operations may be adversely affected.

    WE MAY NOT BE ABLE TO SUCCESSFULLY CONSOLIDATE OUR WAREHOUSE OPERATIONS. On August 9, 2006, we announced plans to close our warehouse facility located in Cypress, California on October 27, 2006, and eliminated positions. The operations of that warehouse will be consolidated into our facilities in Lincoln, Nebraska. We expect to incur approximately $1.0 million of one-time employee termination benefits, contract termination expenses and other associated costs, and we expect to save approximately $0.8 to $1.2 million annually in operating costs after the consolidation is fully implemented. We cannot give assurances that there will not be unexpected contract termination or other associated costs. In addition, we cannot give assurances that we will be able to cost-effectively manage all of our warehouse operations at our facilities in Lincoln, Nebraska or that we will achieve the expected cost savings.

    IF WE ARE UNABLE TO OBTAIN A SUFFICIENT SUPPLY OF USED TEXTBOOKS, OUR BUSINESS MAY BE ADVERSELY AFFECTED. We are generally able to sell a substantial majority of our available used textbooks and, therefore, our ability to purchase a sufficient number of used textbooks largely determines our used textbook sales for future periods. Successfully acquiring books requires a visible presence on college campuses at the end of each semester, which requires hiring a significant number of temporary personnel, and having access to sufficient funds under our Revolving Credit Facility or other financing alternatives to purchase the books. Textbook acquisition also depends upon college students' willingness to sell their used textbooks at the end of each semester. The unavailability of sufficient personnel or credit, or a shift in student preferences, could impair our ability to acquire sufficient used textbooks to meet our sales objectives and adversely affect our results of operations.

    OUR OPERATIONS MAY BE ADVERSELY AFFECTED IF PUBLISHERS DO NOT CONTINUE TO INCREASE PRICES OF TEXTBOOKS ANNUALLY. We generally buy used textbooks based on publishers' prevailing prices for new textbooks just prior to the implementation by publishers of their annual price increases (which historically have been 4% to 5%) and resell these textbooks shortly thereafter based upon the new higher prices, thereby creating an immediate margin increase. Our ability to increase our used textbook prices each fiscal year depends on annual price increases on new textbooks implemented by publishers. The failure of publishers to continue annual price increases on new textbooks could adversely affect our results of operations.

    CHANGES IN PUBLISHER ACTIVITIES RELATED TO NEW EDITIONS AND MATERIALS PACKAGED WITH NEW TEXTBOOKS COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS. Publishers have historically produced new editions of textbooks every two to four years. Changes in the business models of publishers to accelerate the new edition cycle or to significantly increase the number of textbooks with other materials packaged or bundled with it (which makes it more difficult to repurchase and resell the entire package of materials) could reduce the supply of used textbooks available to us and negatively affect our results of operations.

    WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF WHOM COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL PERFORMANCE. Our future success depends to a significant extent on the efforts and abilities of our senior management team. Our senior management team has over 80 years of cumulative experience in the college bookstore industry. The loss of the services of any one of these individuals could have a material adverse effect on our business, financial condition and results of operations.

    THE SEASONALITY OF OUR WHOLESALE AND BOOKSTORE OPERATIONS COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS. Our wholesale and bookstore operations experience two distinct selling periods and our wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal year 2006, approximately 44% of our annual revenues occurred in the second fiscal quarter (July-September), while approximately 30% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the fiscal year, increasing substantially in May and December as a result of the buying periods. We fund our working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations. A significant reduction in sales during our peak selling periods could have a material adverse effect on our financial condition or results of operations.

    THE INDENTURES GOVERNING THE SENIOR SUBORDINATED NOTES AND NBC'S SENIOR DISCOUNT NOTES, AS WELL AS THE SENIOR CREDIT FACILITY, IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM INCURRING ADDITIONAL INDEBTEDNESS AND TAKING CERTAIN ACTIONS. The indentures governing the Senior Subordinated Notes and NBC's Senior Discount Notes restrict our ability to do the following: incur additional indebtedness; pay dividends or make other restricted payments; consummate certain asset sales; create liens on assets; enter into transactions with affiliates; make investments, loans or advances; consolidate or merge with or into any other entity; convey, transfer or lease all or substantially all of our assets; or change the business we conduct.

    The Senior Credit Facility prohibits us from prepaying other indebtedness. In addition, we are required to comply with and maintain specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios and a minimum fixed charge coverage ratio. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot give assurances that we will satisfy these requirements in the future. A breach of any of these covenants could result in a default under the Senior Credit Facility or the indentures. Upon an event of default under the Senior Credit Facility, the lenders could elect to declare all amounts and accrued interest outstanding under the Senior Credit Facility due and payable and could terminate their commitments to make further extensions of credit under the Senior Credit Facility and the holders of the Senior Subordinated Notes and NBC's Senior Discount Notes could elect to declare all amounts under such notes immediately due and payable. If we were unable to repay our indebtedness under the Senior Credit Facility, the lenders could proceed against the collateral securing the indebtedness. If the indebtedness under the Senior Credit Facility were accelerated, we cannot give assurances that our assets would be sufficient to repay in full such indebtedness and other indebtedness, including the Senior Subordinated Notes and NBC's Senior Discount Notes. Substantially all of our assets are pledged as security under the Senior Credit Facility.

    WE ARE CONTROLLED BY ONE PRINCIPAL EQUITY HOLDER, WHO HAS THE POWER TO TAKE UNILATERAL ACTION. Weston Presidio beneficially owns approximately 83.9% of NBC's issued and outstanding common stock (taking into account for such percentage calculation options outstanding and options available for future grant under the 2004 Stock Option Plan). As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC's and our certificates of incorporation and the approval of fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to other affected parties.

    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING. We have $375.6 million of outstanding indebtedness at September 30, 2006. NBC has additional outstanding indebtedness of $65.8 million as of September 30, 2006 under the Senior Discount Notes. The degree to which we are leveraged could have important consequences, including the following:

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




                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2006.


NEBRASKA BOOK COMPANY, INC.



/s/   Mark W. Oppegard
--------------------------------------
Mark W. Oppegard
Chief Executive Officer, President and
Director




/s/ Alan G. Siemek
--------------------------------------
Alan G. Siemek
Chief Financial Officer, Senior Vice President
of Finance and Administration, Treasurer and
Assistant Secretary

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