Form 10-K
period 2007-03-31
NEBRASKA BOOK CO
filed 2007-06-29
CIK 1056758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2007

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ____________to_____________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] NO [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] NON-ACCELERATED FILER [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] NO [X]

    MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT - NOT APPLICABLE AS REGISTRANT'S STOCK IS NOT PUBLICLY TRADED.

    THERE WERE 100 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 29, 2007.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            Total Number of Pages: 99

                             Exhibit Index: PAGE 92

                                TABLE OF CONTENTS


PART I:

Item 1       Business..........................................................3
Item 1A      Risk Factors.....................................................12
Item 1B      Unresolved Staff Comments........................................14
Item 2       Properties.......................................................15
Item 3       Legal Proceedings................................................15
Item 4       Submission of Matters to a Vote of Security Holders..............15

PART II:

Item 5       Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities................16
Item 6       Selected Financial Data..........................................16
Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................19
Item 7A      Quantitative and Qualitative Disclosures about Market Risk.......33
Item 8       Financial Statements and Supplementary Data......................35
Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................68
Item 9A      Controls and Procedures..........................................68
Item 9B      Other Information................................................68

PART III:

Item 10     Directors, Executive Officers, and Corporate Governance...........69
Item 11     Executive Compensation............................................70
Item 12     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters...................................78
Item 13     Certain Relationships and Related Transactions, and
            Director Independence.............................................79
Item 14     Principal Accounting Fees and Services............................79

PART IV:

Item 15     Exhibits, Financial Statement Schedules...........................81
Signatures....................................................................89
Supplemental Information to be Furnished......................................89
Financial Statement Schedule II - Valuation and Qualifying Accounts...........90
Exhibit Index.................................................................92

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

    The Company is a wholly-owned subsidiary of NBC. NBC does not conduct significant activities apart from its investment in the Company. Effective July 1, 2002, our distance learning division was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of ours ("Specialty Books"). Effective January 1, 2005, our textbook division was separately incorporated under the laws of the State of Delaware as NBC Textbooks LLC, a wholly-owned subsidiary of ours ("Textbook Division"). On May 1, 2006, we added another wholly-owned subsidiary through the acquisition of all of the outstanding stock of College Book Stores of America, Inc. ("CBA"), an entity separately incorporated under the laws of the State of Illinois. On April 24, 2007, we established Net Textstore LLC, a wholly-owned subsidiary of ours which was separately incorporated under the laws of the State of Delaware.

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

GENERAL

    As of March 31, 2007, we operated 244 bookstores on or adjacent to college campuses through which we sell a variety of new and used textbooks and general merchandise. In addition, we are one of the largest wholesale distributors of used college textbooks in North America, offering over 119,000 textbook titles and selling more than 7.0 million books annually, primarily to campuses located in the United States. We are also a leading provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, we provide the college bookstore industry with a variety of services including proprietary information and E-commerce systems, in-store promotions, buying programs, and marketing services. With origins dating to 1915 as a single bookstore operation, we have built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.

    We entered the wholesale used textbook market following World War II, when the supply of new textbooks could not meet the demand created by the return of ex-GI students. In 1964, we became a national, rather than regional, wholesaler of used textbooks as a result of our purchase of The College Book Company of California. During the 1970's we continued our focus on the wholesale business. However, realizing the synergies that exist between wholesale operations and college bookstore operations, in the 1980's we expanded our efforts in the college bookstore market to primarily operate bookstores on or near larger campuses, typically where the institution-owned college bookstore was contract-managed by a competitor or where we did not have a significant wholesale presence. In the last several fiscal years we have revised our college bookstore strategy to expand our efforts in the contract-management of institutional bookstores - primarily those that have already been served by another company offering contract-management services. Today, we service the college bookstore industry through our Bookstore, Textbook, and Complementary Services Divisions.

    BOOKSTORE DIVISION. College bookstores are a primary outlet for sales of new and used textbooks to students. In addition, we sell a variety of other merchandise including apparel, general books, sundries, and gift items. As of March 31, 2007, we operated 244 college bookstores on or adjacent to college campuses. Of these 244 bookstores, 126 were leased from the educational institution that they served (also referred to as contract-managed). On May 1, 2006, we acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of CBA. CBA began providing contract-management services to small to medium-sized colleges and universities nationwide in 1984, and prior to the acquisition had and now continues to maintain one of the longest tenured management teams in the college bookstore industry. Our college bookstores are located at college campuses of all sizes, including some of the nation's largest campuses, such as:
Miami-Dade College; Ohio State University; Arizona State University; University of Florida; Michigan State University; Texas A&M University; University of Central Florida; Pennsylvania State University; University of Michigan; Florida State University; and University of Arizona. In addition to generating profits, our Bookstore Division provides an exclusive source of used textbooks for sale across our wholesale distribution network.

    TEXTBOOK DIVISION. We are one of the largest wholesale distributors of used college textbooks in North America. Our Textbook Division consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. We purchase used textbooks from and resell them to college bookstores at college campuses of all sizes, including many of the nation's largest campuses, such as: University of Minnesota; University of Texas; University of Illinois; University of Washington; Indiana University; and San Diego State University. Historically, Textbook Division sales have been determined primarily by the amount of used textbooks that we could purchase. This occurs because the demand for used textbooks has consistently outpaced supply. Our strong relationships with the management of college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. We provide an internally-developed BUYER'S GUIDE to our Textbook Division customers. This guide lists details such as author, new copy retail price, and our repurchase price for over 52,000 textbook titles.

    COMPLEMENTARY SERVICES DIVISION. With our acquisition of Specialty Books in May 1997, we entered the distance education market, which consists of providing education materials to students in private high schools, nontraditional college and other courses (such as correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet). We believe the fragmented distance education market represents an opportunity for us to leverage our order fulfillment and distribution expertise in a rapidly growing sector.

    Other services offered to college bookstores include the sale of computer hardware and software, such as our turnkey bookstore management software, and related maintenance contracts. We have installed our proprietary total store management system at approximately 890 college bookstore locations, and we have an installed base of approximately 170 college bookstore locations for our textbook management control systems. In total, including our own bookstores, almost 1,060 college bookstore locations utilize our software products. We also have a leading E-commerce platform for college bookstores with over 480 stores licensing the technology via CampusHub. We also provide the college bookstore industry with buying programs and marketing and store design services.

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

    In January 1998, we acquired Connect 2 One (formerly Collegiate Stores Corporation), a centralized buying service for over 720 college bookstores across the United States. Through the enhanced purchasing power of such a large group of bookstores, participating bookstores are able to purchase certain general merchandise at lower prices than those that would be paid by the stores individually. Bookstores participating in Connect 2 One's ("C2O") programs also provide us with another potential source of used textbooks.

    We also provide a consulting and store design program to assist college bookstores in store presentation and layout. During fiscal year 2002, we introduced a marketing services program to leverage our distribution channels. Marketing services offered by us enable national vendors to reach college students through in-store kiosks, prepackaged freshman mailers, coupon books, e-mail promotions and in-store displays.

INDUSTRY SEGMENT FINANCIAL INFORMATION

    Revenue, operating profit or loss, and identifiable assets attributable to each of our reportable segments are disclosed in the notes to the consolidated financial statements presented in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K. We make our periodic and current reports available, free of charge, through www.nebook.com as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information contained on our web site is not a part of this Annual Report on Form 10-K.

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

    ENHANCE GROWTH IN THE TEXTBOOK DIVISION. We expect the Textbook Division to continue to be a primary contributor of revenues and cash flows, primarily as a result of an expected increase in college enrollments and continued utilization of used textbooks; as well as through the expansion of our own Bookstore Division, which should provide an additional supply of used textbooks. Additionally, our commission structure rewards customers who make a long-term commitment to supplying us with a large portion of their textbooks, and we continue to change and enhance our marketing campaign to increase student awareness of the benefits of buying and selling used textbooks.

    CONTINUE TO SERVICE THE DISTANCE EDUCATION MARKET. During fiscal year 2005, Specialty Books' largest customer discontinued the use of Specialty Books' services for delivery of educational materials. However, we expect Specialty Books' revenues, after adjusting for the loss of this customer, to grow over time as the distance education market continues to expand due to the increased popularity of correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet.

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

INDUSTRY OVERVIEW

    Based on recent industry trade data from the National Association of College Stores, the college bookstore industry remains strong, with over 4,400 college stores generating annual sales of approximately $11.2 billion to college students and other consumers in the United States. Sales of textbooks and other education materials used for classroom instruction comprise approximately two-thirds of that amount. We expect this market will continue to grow as a result of anticipated increases in enrollment at U.S. colleges attributable to the children of the baby boom generation entering the college population.

    COLLEGE BOOKSTORE MARKET. College stores generally fall into three categories: (i) INSTITUTIONAL -- stores that are primarily owned and operated by institutions of higher learning (represents approximately 49.0% of the U.S. market according to the National Association of College Stores); (ii) CONTRACT-MANAGED -- stores owned by institutions of higher learning and managed by outside, private companies, typically found on-campus (represents approximately 34.0% of the U.S. market according to the National Association of College Stores); and (iii) INDEPENDENT STORES -- privately owned and operated stores, generally located off campus (represents approximately 17.0% of the U.S. market according to the National Association of College Stores).

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

    While price is an important factor in the store operator's purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in our market are rare. However, in the past eight to nine fiscal years, we have been marketing our exclusive supply program to the industry. This program had over 290 participating bookstores at the end of fiscal year 2007. We also introduced the NBC Advantage program in fiscal year 2001. This program rewards customers who make a long-term commitment to supplying us with a large portion of their books. At the end of fiscal year 2007, over 560 bookstores were participating in this program, approximately 280 of which were also participating in the exclusive program. Since we are usually able to sell a substantial majority of the used textbooks we are able to purchase, our ability to obtain sufficient supply is a critical factor in our success.

PRODUCTS AND SERVICES

    BOOKSTORE DIVISION. As of March 31, 2007, we operated 244 college bookstores on or adjacent to college campuses. These bookstores sell a wide variety of used and new textbooks, general books and assorted general merchandise, including apparel, sundries and gift items. Over the past three fiscal years, revenues of our bookstores from activities other than used and new textbook sales have been between 17.2% and 19.6% of total revenues. We have been, and intend to continue, selectively expanding our product offerings at our bookstores in order to increase sales and profitability. We have also installed software providing E-commerce capabilities in all of our own bookstores, thereby allowing our bookstores to further expand product offerings and compete with other online textbook sellers.

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

    We publish the BUYER'S GUIDE, which lists over 52,000 textbooks according to author, title, new copy retail price, and our repurchase price. The BUYER'S GUIDE is an important part of our inventory control and book procurement system. We update and reprint the BUYER'S GUIDE nine times each year and make it available in both print and various electronic formats, including on all of our proprietary information systems. A staff of dedicated professionals gathers information from all over the country in order to make the BUYER'S GUIDE into what we believe to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. We also maintain a database of over 176,000 titles in order to better serve our customers.

    COMPLEMENTARY SERVICES DIVISION. Through Specialty Books, we have access to the market for distance education products and services. Currently, we provide students at approximately 30 colleges and private high schools with textbooks and materials for use in distance education and other education courses, and we are a leading provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. We believe the fragmented distance education market represents an opportunity for us to leverage our fulfillment and distribution expertise in a rapidly growing sector. Beyond textbooks, we offer services and specialty course materials to distance education students including videotape duplication and shipping; shipping of specialty, non-textbook course materials; and a sales and ordering function. Students can order education materials from us over the Internet. Over the past three fiscal years, revenues of Specialty Books have been between 44.4% and 63.7% of total Complementary Services Division revenues. Specialty Books' largest customer, who accounted for more than 30.0% of Specialty Books' fiscal year 2005 revenues, discontinued the use of Specialty Books' services for delivery of educational materials during fiscal year 2005.

    Other services offered to college bookstores include services related to our turnkey bookstore management software, the sale of other software and hardware, and the related maintenance contracts. These services generate revenue and assist us in gaining access to new sources of used textbooks. We have installed our proprietary total store management system at approximately 890 college bookstore locations, and we have an installed base of approximately 170 college bookstore locations for our textbook management control systems. In total, including our own bookstores, almost 1,060 college bookstore locations utilize our software products. In addition, we have developed software for E-commerce capabilities. These software products allow college bookstores to launch their own E-commerce site and effectively compete against other online textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online. Presently there are over 480 stores licensing our E-commerce technology via CampusHub. Additionally, on February 27, 2006, we announced the introduction of our digital delivery solution which will allow a college bookstore to offer students the option of purchasing E-books via download in addition to new and used textbooks.

    Through C2O, we are able to offer a variety of products and services to participating college bookstores. C2O negotiates apparel, supplies, gifts, and general merchandise discounts and develops and executes marketing programs for its membership. C2O has evolved into a buying group with substantial purchasing clout by aggregating the purchasing power of over 720 participating stores, including our own bookstores. Other C2O marketing services include a freight savings program, a credit card processing program, a shopping bag program, and retail display allowances for magazine displays. Additionally, the C2O staff of experienced professionals consults with the management and buyers of member bookstores. Consulting services offered include strategic planning, store review, merchandise assortment planning, buyer training, and help with other operational aspects of the business. While consulting has historically represented a relatively small component of C2O's business, it is nonetheless strategically important to the ongoing success of this aspect of our business.

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

    A desirable campus for a company-operated, off-campus college bookstore is one on which our Textbook Division does not currently buy or sell used textbooks either because a competitor contract-manages the college's bookstore or the college bookstore does not have a strong relationship with us. We generally will not open a location on a campus where we already have a strong relationship with the college bookstore because some college bookstores may view having a competing location as a conflict of interest. A desirable campus for contract-management is one where the current contract-management service is being provided by a competitor of ours and the contract is expiring.

    We tailor each of our own bookstores to fit the needs and lifestyles of the campus on which it is located. Individual bookstore managers are given significant planning and managing responsibilities, including, hiring employees, controlling cash and inventory, and purchasing and merchandising product. We have staff specialists, or contracts with external specialists, to assist individual bookstore managers in such areas as store planning, merchandise purchasing and layout, inventory control and media buying.

    As of March 31, 2007 we operated 244 college bookstores nationwide, having expanded from 108 bookstores in fiscal year 2003. During fiscal year 2007 we completed the acquisition of 8 bookstore locations, initiated the contract-management of 110 bookstore locations, and established the start-up of 2 bookstore locations.

    The table below highlights certain information regarding our bookstores added and closed through March 31, 2007.

               Bookstores
                 Open at   Bookstores    Bookstores   Bookstores
                Beginning     Added        Closed     at End of
                of Fiscal    During        During       Fiscal
   Fiscal Year    Year     Fiscal Year  Fiscal Year(1)   Year
   -----------    ----     ----------- ---------------   ----

       2003        108          4            3           109
       2004        109          9            5           113
       2005        113         11            -           124
       2006        124         17            2           139
       2007        139        120           15           244

---------
(1) In fiscal year 2003, the property leases at three bookstore locations expired and were not renewed by us. In fiscal year 2004, five bookstores were closed, as either the lease expired, the contract-managed relationship was not renewed, or an agreement was reached with the landlord to terminate the lease. In fiscal year 2006, two bookstores were closed and the leases were not renewed. In fiscal year 2007, fifteen bookstores were closed, primarily as a result of either the lease expiring, the contract-managed relationship not being renewed, or an agreement being reached with the landlord terminating the lease.

    We plan to continue increasing the number of bookstores in operation. The private bookstore expansion plan will focus on campuses where we do not already have a strong relationship with the on-campus bookstore. In determining to purchase an existing store or open a new one, we look at several criteria: (i) a large enough market to justify our efforts (typically this means a campus of at least 5,000 students); (ii) the competitive environment (how many stores currently serve the campus); (iii) a site in close proximity to campus with adequate parking and accessibility; (iv) the potential of the bookstore to have a broad product mix (larger bookstores are more attractive than smaller bookstores because a full line of general merchandise can be offered in addition to textbooks); (v) the availability of top-quality management; and (vi) certain other factors, including leasehold improvement opportunities and personnel costs. We also plan to pursue opportunities to contract-manage additional institutional stores. In determining to pursue opportunities to contract-manage a campus bookstore, we look at: (i) the size of the market; (ii) the competitive status of the market; (iii) the availability of top quality management; and (iv) certain other factors, including personnel costs. As mentioned previously, on May 1, 2006 we acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of CBA.

WHOLESALE PROCUREMENT AND DISTRIBUTION

    Historically, because the demand for used textbooks has consistently exceeded supply, our sales have been primarily determined by the amount of used textbooks that we can purchase. We believe that, on average, we are able to fulfill approximately 20% to 25% of our demand. As a result, our success has depended primarily on our inventory procurement, and we continue to focus our efforts on obtaining inventory. In order to ensure our ability to both obtain and redistribute inventory, our Textbook Division strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores (primarily, independent and institutional college bookstores) through our employee account representatives. These 34 account representatives (as of March 31, 2007) are responsible for procuring used textbooks from students, marketing our services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of our systems products. We have been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the Textbook Division strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more books to us; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; (v) providing working capital flexibility for bookstores making substantial purchases; and (vi) establishing long-term supply arrangements by rewarding customers who make a long-term commitment to supplying us with a large portion of their books.

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

    After we purchase the books, we arrange for shipment to our warehouse in Nebraska via common carrier. At the warehouse, we refurbish damaged books and categorize and shelf all other books in a timely manner, and enter them into our on-line inventory system.

    Customers place orders by phone, mail, fax or other electronic method. Upon receiving an order, we remove the books from available inventory and hold them for future shipping. Customers may return books within 60 days after the start of classes (90 days for customers participating in the exclusive supply or NBC Partnership programs) if a written request is enclosed. Returns over the past three fiscal years have averaged approximately 22.3% of sales and generally are attributable to course cancellations or overstocking. The majority of returns are textbooks that we are able to resell for the next semester.

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

   In addition, we have developed software for E-commerce capabilities. Certain of these software products allow college bookstores to launch their own E-commerce site and effectively compete against other online textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online. We have also developed or licensed other software designed to enhance our E-commerce capabilities.

    None of our proprietary software programs are copyrighted, although we do have registered trademarks for certain names. In addition to using our software programs for our own management and inventory control, we license the use of certain of our software programs to bookstores. Our software programs enhance the efficiency and cost-effectiveness of our operations, and their use by bookstores that are our customers or suppliers tends to solidify the relationship between us and such customers or suppliers, resulting in increased sales or inventory for us.

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

    We conduct training courses for all systems users at our headquarters in Lincoln, Nebraska. Classes are small and provide hands on demonstrations of the various systems. Printed reference manuals and training materials also accompany each system. The customer support unit of CBMS is staffed with approximately 60 experienced personnel. Support is offered via web site, E-mail, and toll free phone numbers. Support hours vary per product and time of year. After-hours pager support is available for mission-critical systems.

CUSTOMERS

    Our college bookstores are located at college campuses of all sizes, including some of the nation's largest campuses, such as: Miami-Dade College; Ohio State University; Arizona State University; University of Florida; Michigan State University; Texas A&M University; University of Central Florida; Pennsylvania State University; University of Michigan; Florida State University; and University of Arizona.

    We sell our Textbook and certain Complementary Services Division products and services to college bookstores throughout the United States, Canada and Puerto Rico. Our Textbook Division purchases from and resells used textbooks to college bookstores at college campuses of all sizes, including many of the nation's largest campuses, such as: University of Minnesota; University of Texas; University of Illinois; University of Washington; Indiana University; and San Diego State University. Our 25 largest Textbook Division customers accounted for approximately 3.3% of our fiscal year 2007 consolidated revenues. No single Textbook Division customer accounted for more than 1.0% of our fiscal year 2007 consolidated revenues.

    Our distance education program is, among other things, a primary supplier of textbooks and educational material to students enrolled in on-line courses offered through approximately 30 colleges and private high schools. Although historically one institution accounted for a substantial portion of total revenues in the distance education program, this institution discontinued the use of our services for delivery of educational materials during fiscal year 2005. For the fiscal years ended March 31, 2007 and 2006, two institutions accounted for approximately 61% and 53%, respectively, of distance education program revenues.

    No single customer accounted for more than 10.0% of our consolidated revenues in fiscal year 2007, 2006, or 2005.

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

    Our Bookstore Division competes with:

     o Follett, MBS and a number of smaller companies for the opportunity to contract-manage institutional college bookstores (Follett and MBS contract-manage approximately 729 and 550 stores respectively),

     o other college bookstores located at colleges and universities that we serve,

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

    Our Complementary Services Division competes with:

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

GOVERNMENTAL REGULATION

    We are subject to various federal, state and local health and safety laws and regulations. Generally, these laws establish standards for vehicle and employee safety. These laws include the Occupational Safety and Health Act. Future developments, such as stricter employee health and safety laws and regulations thereunder, could affect our operations. We do not currently anticipate that the cost of our compliance with, or of any foreseeable liabilities under, employee health and safety laws and regulations will have a material adverse affect on our business or financial condition.

EMPLOYEES

    As of March 31, 2007 we had a total of approximately 3,100 employees, of which approximately 1,300 were full-time, approximately 900 were part-time and approximately 900 were temporary. We have no unionized employees and believe that our relationship with our employees is satisfactory.

    In view of the seasonal nature of our Textbook Division, we utilize seasonal labor to improve operating efficiency. We employ a small number of "flex-pool" workers who are cross-trained in a variety of warehouse functions. Temporary employees augment the flex-pool to meet periodic labor demands.

                             ITEM 1A. RISK FACTORS.

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-K.

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

    We are also experiencing growing competition from alternative media and alternative sources of textbooks for students (such as websites designed to sell textbooks, e-books and digital content, and other merchandise directly to students; on-line resources; publishers selling direct to students; print-on-demand textbooks; and CD-ROMs) and from the use of course packs (which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students), all of which have the potential to reduce or replace the need for textbooks sold through college bookstores. A substantial increase in the availability or the acceptance of these alternatives as a source of textbooks and textbook information could significantly reduce college students' use of college bookstores and/or the use of traditional textbooks and thus have a material adverse effect on our business and results of operations.

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

    THE SEASONALITY OF OUR WHOLESALE AND BOOKSTORE OPERATIONS COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS. Our wholesale and bookstore operations experience two distinct selling periods and our wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal year 2007, approximately 45% of our annual revenues occurred in the second fiscal quarter (July-September), while approximately 32% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the fiscal year, increasing substantially in May and December as a result of the buying periods. We fund our working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations. A significant reduction in sales during our peak selling periods could have a material adverse effect on our financial condition or results of operations.

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

    The Senior Credit Facility prohibits us from prepaying other indebtedness. In addition, we are required to comply with and maintain specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot give assurances that we will satisfy these requirements in the future. A breach of any of these covenants could result in a default under the Senior Credit Facility or the indentures. Upon an event of default under the Senior Credit Facility, the lenders could elect to declare all amounts and accrued interest outstanding under the Senior Credit Facility due and payable and could terminate their commitments to make further extensions of credit under the Senior Credit Facility and the holders of the Senior Subordinated Notes and NBC's Senior Discount Notes could elect to declare all amounts under such notes immediately due and payable. If we were unable to repay our indebtedness under the Senior Credit Facility, the lenders could proceed against the collateral securing the indebtedness. If the indebtedness under the Senior Credit Facility were accelerated, we cannot give assurances that our assets would be sufficient to repay in full such indebtedness and other indebtedness, including the Senior Subordinated Notes and NBC's Senior Discount Notes. Substantially all of our assets are pledged as security under the Senior Credit Facility.

    WE ARE CONTROLLED BY ONE PRINCIPAL EQUITY HOLDER, WHO HAS THE POWER TO TAKE UNILATERAL ACTION. Weston Presidio beneficially owns approximately 83.9% of NBC's issued and outstanding common stock (taking into account for such percentage calculation options outstanding and options available for future grant under the 2004 Stock Option Plan). As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC's and our certificates of incorporation and the approval of fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions, including selling us, that, in its judgment, could affect its equity investment, even though such transactions might involve risks to other affected parties.

    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING. We have $375.6 million of outstanding indebtedness at March 31, 2007. NBC has additional outstanding indebtedness of $69.5 million as of March 31, 2007 under the Senior Discount Notes. The degree to which we are leveraged could have important consequences, including the following:

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


                       ITEM 1B. UNRESOLVED STAFF COMMENTS.

    As previously noted, we are neither an accelerated filer nor a well-known seasoned issuer, as those terms are defined by the United States Securities and Exchange Commission. However, we are not aware of any unresolved written comments received from the United States Securities and Exchange Commission regarding the comment letter we received from the United States Securities and Exchange Commission on March 30, 2007 and responded to on April 17, 2007.

                               ITEM 2. PROPERTIES.


    At March 31, 2007, our Bookstore Division locations consisted of the following: (i) 6 owned off-campus bookstore locations, (ii) 112 leased off-campus bookstore locations, and (iii) 126 leased on-campus (contract-managed) bookstore locations serving university and post-graduate educational institutions throughout the United States. These institutions served approximately 2.1 million students. We own our two Textbook Division warehouses (totaling 253,000 square feet) in Lincoln, Nebraska (one of which is also the location of our headquarters). Our distance education program resides in a leased facility with 49,500 square feet in Athens, Ohio. The lease, as amended, expires on May 31, 2011 and has one one-year option to renew.


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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No items were submitted to a vote by our security holders during the fourth quarter of fiscal year 2007.

                                     PART II


 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                     ISSUER PURCHASES OF EQUITY SECURITIES.

    There were no equity securities issued by us during fiscal year 2007. There is no established public trading market for our common stock and all of our common stock is owned by NBC. As discussed in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, the payment of dividends is subject to various restrictions under our debt instruments. No dividends were declared on our common stock during fiscal years 2007 and 2006.

    Additional information regarding equity compensation plans can be found in
Item 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


                        ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth our selected historical consolidated financial and other data as of and for the fiscal years ended March 31, 2007, 2006 and 2005 (successor), the one month ended March 31, 2004 (successor), the eleven months ended February 29, 2004 (predecessor), and the fiscal year ended March 31, 2003 (predecessor), respectively. The selected historical consolidated financial data was derived from our audited consolidated financial statements.

    The following table should be read in conjunction with Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our consolidated financial statements and the related notes thereto included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                             Successor (1)                            Predecessor (1)
                                                 -------------------------------------------- -----------------------------
                                                      Fiscal Years Ended          1 Month       11 Months      Fiscal Year
                                                 ------------------------------    Ended          Ended           Ended
                                                 March 31,  March 31, March 31,   March 31,    February 29,     March 31,
                                                    2007      2006      2005        2004           2004           2003
                                                 ---------- --------- --------- ------------- -------------- --------------
                                                                           (dollars in thousands)
Statement of Operations Data:
  Revenues                                       $ 544,428  $420,108  $402,154      $ 13,317      $ 385,364      $ 370,510
  Costs of sales (exclusive of depreciation
  shown beow                                       332,444   250,914   240,638         7,768        231,874        224,488
                                                 ---------- --------- --------- ------------- -------------- --------------
      Gross profit                                 211,984   169,194   161,516         5,549        153,490        146,022
  Operating expenses:
    Selling, general, and administrative (2)       143,096   107,991   100,513         8,540         99,004         90,391
    Closure of California Warehouse                    774         -         -             -              -              -
    Depreciation                                     5,916     4,913     4,908           350          3,396          3,469
    Amortization                                     9,613     8,762     8,258           649          1,162            644
                                                 ---------- --------- --------- ------------- -------------- --------------
      Income (loss) from operations                 52,585    47,528    47,837        (3,990)        49,928         51,518
  Other expenses (income):
    Interest expense                                33,135    29,395    25,854         2,226         22,409         14,212
    Interest income                                 (1,643)   (1,275)     (639)          (97)          (308)          (360)
    (Gain) loss on derivative instruments              225      (525)        -             -            (57)           156
                                                 ---------- --------- --------- ------------- -------------- --------------
      Income (loss) before income taxes             20,868    19,933    22,622        (6,119)        27,884         37,510
  Income tax expense (benefit)                       8,256     7,691     9,162        (2,400)        10,949         14,802
                                                 ---------- --------- --------- ------------- -------------- --------------
      Net income (loss)                          $  12,612  $ 12,242  $ 13,460      $ (3,719)     $  16,935      $  22,708
                                                 ========== ========= ========= ============= ============== ==============
Other Data:
  EBITDA (3)                                     $  68,114  $ 61,203  $ 61,003      $ (2,991)     $  54,486      $  55,631
  Net cash flows from operating activities          27,516    22,573    16,682        (7,764)        46,913         37,332
  Net cash flows from investing activities         (32,809)  (18,122)     (748)      (29,656)        (6,452)        (5,327)
  Net cash flows from financing activities           4,893    (2,293)  (17,986)       (8,965)          (204)        (4,018)
  Capital expenditures                               6,543     7,312     7,666           720          3,965          3,708
  Business acquisition expenditures (4)             25,874    10,849    20,160         1,849          2,355          1,389

  Number of bookstores open at end of the period       244       139       124           113            112            109

Balance Sheet Data (At End of Period):
  Cash and cash equivalents                      $  32,983  $ 33,383  $ 31,224      $ 33,276      $  79,662      $  39,405
  Working capital                                  130,389   111,066   104,008       106,259        132,729         82,959
  Total assets                                     695,488   645,346   627,239       646,265        252,449        205,485
  Total debt, including current maturities         375,587   354,309   356,402       373,179        187,782        143,367

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

     As a result of the March 4, 2004 Transaction, which included substantial increases in long-term indebtedness through the issuance of new indebtedness and amortizable identifiable intangibles through the application of purchase accounting, the results of our operations beginning with the one month ended March 31, 2004 include higher interest and amortization expense. Additionally, the results of our operations for the eleven months ended February 29, 2004 contain non-recurring charges associated with (a) the write-off of $6.7 million of debt issue costs in conjunction with the March 4, 2004 Transaction and a debt refinancing which occurred on December 10, 2003; (b) call premiums totaling $3.2 million related to the March 4, 2004 Transaction; and (c) share-based compensation totaling $7.3 million associated with the March 4, 2004 Transaction and the December 10, 2003 debt refinancing.

(2) Includes share-based compensation of $997 and $7,264 for the fiscal year ended March 31, 2007 and the 11 months ended February 29, 2004, respectively.

(3) EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America ("GAAP"), and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

     The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash Flows included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                                                                  Successor (1)                       Predecessor (1)
                                                   ------------------------------------------- ---------------------------
                                                       Fiscal Years Ended          1 Month      11 Months    Fiscal Year
                                                   ------------------------------   Ended         Ended         Ended
                                                   March 31,  March 31, March 31,  March 31,   February 29,   March 31,
                                                     2007       2006      2005       2004          2004          2003
                                                   ---------- --------- --------- ------------ ------------- -------------
                                                                           (dollars in thousands)
EBITDA                                              $ 68,114  $ 61,203  $ 61,003     $ (2,991)     $ 54,486      $ 55,631

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Share-based compensation                               997         -         -            -             -             -
  Interest income                                      1,644     1,275       639           97           308           360
  Provision for losses on receivables                    834       231       316          218            66           452
  Cash paid for interest                             (31,389)  (27,875)  (25,796)      (4,174)      (11,956)      (13,549)
  Cash paid for income taxes                          (6,551)   (9,589)   (4,946)         (10)       (6,467)      (14,533)
  (Gain) Loss on disposal of assets                       (1)       90        68           14           408            36
  Changes in operating assets and
  liabilities, net of effect of acquisitions (5)      (6,132)   (2,762)  (14,602)        (918)       10,068         8,935
                                                   ---------- --------- --------- ------------ ------------- -------------
Net Cash Flows from Operating Activities            $ 27,516  $ 22,573  $ 16,682     $ (7,764)     $ 46,913      $ 37,332
                                                   ========== ========= ========= ============ ============= =============

(4) Business acquisition expenditures represent established businesses purchased by us.

(5) Changes in operating assets and liabilities, net of effect of acquisitions includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

    The following discussions should be read in conjunction with our consolidated financial statements and the related notes thereto included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, and other information in this Annual Report on Form 10-K.

                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. On May 1, 2006, we acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of CBA. CBA began providing contract-management services to small to medium-sized colleges and universities nationwide in 1984. In addition to the acquired revenue and EBITDA, we believe this acquisition will enhance our competitive position for future contract-management opportunities. Certain amendments were made to the Credit Agreement to allow for this acquisition, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility by $15.0 million, and amending certain restrictions and financial covenants. The modifications to the Credit Agreement also resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments. As announced in December 2006, our contract-management solution (which includes the combined NBC and CBA contract-managed bookstore locations) are now doing business as Validis Resources, providing a unified image and brand for such services.

    Additionally, we completed the purchase, initiated the contract-management, or established the start-up of 19 bookstore locations during the fiscal year ended March 31, 2007. The property leases or contract-management agreements at 15 bookstore locations were not renewed during the fiscal year ended March 31, 2007. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country; and, as a result, certain amendments were made to the Credit Agreement on March 30, 2007 to, among other things, increase amounts available under the Revolving Credit Facility by $20.0 million. The modifications to the Credit Agreement resulted in the payment of $0.2 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the Revolving Credit Facility.

    REVENUE RESULTS. Consolidated revenues for the fiscal year ended March 31, 2007 increased $124.3 million, or 29.6% from the fiscal year ended March 31, 2006. This increase is primarily attributable to growth in the Bookstore Division, which realized revenue growth through the acquisition of CBA, other transactions involving new store locations, and same store sales growth of 3.7%. The Complementary Services Division also experienced growth during the fiscal year ended March 31, 2007, primarily as a result of increased revenues from our systems divisions. Finally, revenues increased in the Textbook Division primarily as a result of an increase in the average price per book sold.

    EBITDA RESULTS. Consolidated EBITDA for the fiscal year ended March 31, 2007 increased $6.9 million from the fiscal year ended March 31, 2006, with all three operating segments showing improved results. The EBITDA increase is primarily attributable to growth in the Bookstore Division due to the acquisition activity noted above and growth in same store sales. The Complementary Services Division and the Textbook Division also showed improved EBITDA results, with the Complementary Services Division increase attributable primarily to increased EBITDA in the systems and distance education divisions. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.

    CALIFORNIA WAREHOUSE CLOSURE. On August 9, 2006, we announced plans to close our warehouse facility located in Cypress, California and eliminate 33 positions. The facility closed effective October 27, 2006, and these positions were eliminated at that time. A group of 17 other employees were offered, and 16 employees accepted, positions to remain with us as Account Service Representatives, continuing to service our customers. As a result of these plans, we incurred $0.8 million of one-time employee termination benefits, contract termination expenses, and other associated costs during the fiscal year ended March 31, 2007. We expect to save approximately $0.8 to $1.2 million annually in operating costs after these plans are fully implemented.

CHALLENGES AND EXPECTATIONS

    We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past. We have experienced, and continue to experience, competition for the supply of used textbooks from other textbook wholesalers and from student to student transactions, competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal year 2008. We also expect that our capital expenditures will remain modest for a company of our size.

                 FISCAL YEAR ENDED MARCH 31, 2007 COMPARED WITH
                       FISCAL YEAR ENDED MARCH 31, 2006.

    REVENUES. Revenues for the fiscal years ended March 31, 2007 and 2006 and the corresponding change in revenues were as follows:

                        Fiscal Year    Fiscal Year              Change
                            Ended         Ended       -------------------------
                       March 31, 2007  March 31, 2006      Amount    Percentage
                      --------------- --------------- -------------- ----------
Bookstore Division     $ 418,476,613   $ 292,110,080  $ 126,366,533     43.3 %
Textbook Division        135,798,392     132,555,940      3,242,452      2.4 %
Complementary
Services Division         32,215,306      26,681,864      5,533,442     20.7 %
Intercompany
eliminations             (42,062,347)    (31,239,985)   (10,822,362)    34.6 %
                      --------------- --------------- -------------- ----------
                       $ 544,427,964   $ 420,107,899  $ 124,320,065     29.6 %
                      =============== =============== ============== ==========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 137 bookstore locations through acquisitions or start-ups since April 1, 2005. The new bookstores provided an additional $121.1 million of revenue for the fiscal year ended March 31, 2007. Same-store sales for the fiscal year ended March 31, 2007 increased $9.9 million, or 3.7%, from the fiscal year ended March 31, 2006, primarily due to increased clothing and insignia wear and textbook revenues. The Company defines same-store sales for the fiscal year ended March 31, 2007 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2006. Finally, revenues declined $4.6 million as a result of certain store closings since April 1, 2005.

    For the fiscal year ended March 31, 2007, Textbook Division revenues were up 2.4% compared to the fiscal year ended March 31, 2006 due to a 5.1% increase in the average price per book sold, which was partially offset by a 1.7% decrease in units sold and an increase in sales returns. Complementary Services Division revenues increased primarily due to a $3.7 million increase in revenues in our systems divisions. Primarily as a result of our significant growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the fiscal year ended March 31, 2007 increased $9.1 million and $1.8 million in the Textbook and Complementary Services Divisions, respectively, from the fiscal year ended March 31, 2006. Of the $9.1 million increase in Textbook Division intercompany revenues, $2.3 million effectively represents a shift from external customer revenues due to the acquisition of CBA.

    GROSS PROFIT. Gross profit for the fiscal year ended March 31, 2007 increased $42.8 million, or 25.3%, to $212.0 million from $169.2 million for the fiscal year ended March 31, 2006. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage declined to 38.9% for the fiscal year ended March 31, 2007 from 40.3% for the fiscal year ended March 31, 2006. The decrease in consolidated gross margin percentage was expected and is primarily attributable to the shift in revenue mix, with lower-margin Bookstore Division revenues comprising 76.6% and 69.2% of consolidated revenues for the fiscal years ended March 31, 2007 and 2006, respectively. Additionally, CBA margins are lower than margins for our off-campus bookstore locations due in part to CBA revenues being more heavily-weighted toward lower margin new textbooks.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended March 31, 2007 increased $35.1 million, or 32.5% to $143.1 million from $108.0 million for the fiscal year ended March 31, 2006. Selling, general and administrative expenses as a percentage of revenues were 26.3% and 25.7% for the fiscal years ended March 31, 2007 and 2006, respectively. The increase in selling, general and administrative expenses, which includes a $16.8 million increase in personnel costs (including share-based compensation of $1.0 million attributable to the 4,200 shares of NBC Holdings Corp. restricted stock issued on March 31, 2006) and a $9.4 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division with the addition of 137 bookstore locations through acquisitions or start-ups since April 1, 2005.

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized during the fiscal year ended March 31, 2007 are attributable to one-time termination benefits, costs to terminate contracts, and costs of consolidation/relocation associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the fiscal years ended March 31, 2007 and 2006 and the corresponding change in EBITDA were as follows:

                       Fiscal Year     Fiscal Year             Change
                          Ended          Ended        ------------------------
                     March 31, 2007   March 31, 2006      Amount    Percentage
                     --------------- --------------- ------------- -----------
Bookstore Division     $ 44,511,202     $ 36,056,380  $ 8,454,822     23.4 %
Textbook Division        32,210,010       31,938,743      271,267      0.8 %
Complementary
Services Division         2,716,144        1,220,529    1,495,615    122.5 %
Corporate
administration          (11,323,483)      (8,012,619)  (3,310,864)    41.3 %
                     --------------- ---------------- ------------ -----------
                       $ 68,113,873     $ 61,203,033  $ 6,910,840     11.3 %
                     =============== ================ ============ ===========

    The increase in Bookstore Division EBITDA was primarily due to the acquisition activity noted above and growth in same store sales. The small increase in Textbook Division EBITDA was primarily due to the increase in revenues and relatively stable selling, general and administrative expenses, despite the $0.8 million of costs incurred related to the closure of its California warehouse. The increase in Complementary Services Division EBITDA is attributable to improved results in almost all of its business activities, particularly the systems and distance education divisions, as revenues and gross margin percentage increased; and, although selling, general and administrative expenses increased as well, such expenses were down as a percentage of revenues. Corporate administration costs increased primarily as a result of $1.0 million in share-based compensation associated with the NBC Holdings Corp. restricted stock issued on March 31, 2006, $0.9 million in corporate costs related to the acquisition of CBA, and a $0.5 million increase in incentive compensation costs related to the increase in EBITDA.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                                            Fiscal Year Ended  Fiscal Year Ended
                                              March 31, 2007    March 31, 2006
                                            -----------------  -----------------

EBITDA                                         $  68,113,873    $   61,203,033

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Share-based compensation                           996,957                 -
  Interest income                                  1,643,598         1,274,836
  Provision for losses on receivables                834,442           231,497
  Cash paid for interest                         (31,388,513)      (27,874,705)
  Cash paid for income taxes                      (6,551,344)       (9,589,439)
  (Gain) Loss on disposal of assets                     (575)           90,263
  Changes in operating assets and
  liabilities, net of effect of
  acquisitions (1)                                (6,132,260)       (2,762,253)
                                            -----------------   ----------------
Net Cash Flows from Operating Activities       $  27,516,178     $  22,573,232
                                            =================   ================
Net Cash Flows from Investing Activities       $ (32,808,754)    $ (18,122,174)
                                            =================   ================
Net Cash Flows from Financing Activities       $   4,892,730     $  (2,292,679)
                                            =================   ================

        (1) Changes in operating assets and liabilities, net of effect of acquisitions, includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    DEPRECIATION EXPENSE. Depreciation expense for the fiscal year ended March 31, 2007 increased $1.0 million, or 20.4%, to $5.9 million from $4.9 million for the fiscal year ended March 31, 2006, due primarily to depreciation attributable to CBA of $0.6 million.

    AMORTIZATION EXPENSE. Amortization expense for the fiscal year ended March 31, 2007 increased $0.8 million, or 9.7%, to $9.6 million from $8.8 million for the fiscal year ended March 31, 2006, due primarily to amortization attributable to CBA of $0.4 million, as well as amortization of non-compete agreements and contract-managed acquisition costs associated with bookstore acquisitions occurring since April 1, 2005.

    INTEREST EXPENSE, NET. Interest expense, net for the fiscal year ended March 31, 2007 increased $4.1 million, or 14.9%, to $31.7 million from $27.6 million for the fiscal year ended March 31, 2006, due primarily to an increase in borrowings under the Term Loan and Revolving Credit Facility associated with the CBA acquisition, an approximate 70 basis point increase in the average interest rate on the Term Loan, and a $0.8 million change in the impact of accounting for the portion of the interest rate swap agreement not qualifying for hedge accounting.

    INCOME TAXES. Income tax expense for the fiscal year ended March 31, 2007 increased $0.6 million to $8.3 million from $7.7 million for the fiscal year ended March 31, 2006. Our effective tax rate for the fiscal years ended March 31, 2007 and 2006 was 39.6% and 38.6%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

                 FISCAL YEAR ENDED MARCH 31, 2006 COMPARED WITH
                       FISCAL YEAR ENDED MARCH 31, 2005.

    REVENUES. Revenues for the fiscal years ended March 31, 2006 and 2005 and the corresponding change in revenues were as follows:

                      Fiscal Year      Fiscal Year              Change
                         Ended             Ended      ------------------------
                     March 31, 2006    March 31, 2005     Amount    Percentage
                    ---------------- ---------------- ------------- ----------
Bookstore Division    $ 292,110,080   $ 263,667,751   $ 28,442,329     10.8 %
Textbook Division       132,555,940     133,938,475     (1,382,535)    (1.0)%
Complementary
Services Division        26,681,864      33,767,440     (7,085,576)   (21.0)%
Intercompany
eliminations            (31,239,985)    (29,219,326)    (2,020,659)     6.9 %
                    ---------------- ---------------- -------------- ----------
                      $ 420,107,899   $ 402,154,340   $ 17,953,559      4.5 %
                    ================ ================ ============== ==========

    The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores (defined by us as stores acquired since April 1, 2004). The new bookstores provided an additional $28.4 million of revenue in the fiscal year ended March 31, 2006. The Company defines same store sales for fiscal year 2006 as sales from any store, even if expanded or relocated, that has a full twelve months of sales in both fiscal year 2006 and fiscal year 2005. Same store sales were unchanged from the prior fiscal year with relatively small changes in all significant revenue categories, including textbooks and clothing and insignia wear. The decrease in Textbook Division revenues was due primarily to an increase in sales returns along with a 1.8% decrease in units sold, which were partially offset by a 3.7% increase in the average price per book sold. We believe that unit sales are down for the fiscal year primarily due to a decrease in the number of units purchased in the December of 2004 and May of 2005 student book buys, which supplied the peak selling periods in fiscal year 2006. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials. Revenues from that customer program declined $6.0 million, while overall revenues from the distance education program declined $8.5 million. The decrease in distance education program revenues was partially offset by an increase of $1.4 million in revenues in our systems and consulting services businesses. Corresponding to the overall growth in the number of company owned college bookstores, our intercompany transactions also increased which reduces consolidated revenues.

    GROSS PROFIT. Gross profit for the fiscal year ended March 31, 2006 increased $7.7 million, or 4.8%, to $169.2 million from $161.5 million for the fiscal year ended March 31, 2005. This increase was primarily due to higher revenues, along with a slightly higher gross margin percent. Gross margin percent was 40.3% for the fiscal year ended March 31, 2006 as compared to 40.2% for the fiscal year ended March 31, 2005, as a slight decline in the Bookstore Division was offset by small increases in the Textbook and Complementary Services Divisions.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended March 31, 2006 increased $7.5 million, or 7.4%, to $108.0 million from $100.5 million for the fiscal year ended March 31, 2005. Selling, general and administrative expenses as a percentage of revenues were 25.7% and 25.0% for the fiscal years ended March 31, 2006 and 2005, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted an increase of $3.4 million in personnel costs, $1.4 million in advertising expense, and $2.0 million in rent.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the fiscal years ended March 31, 2006 and 2005 and the corresponding change in EBITDA were as follows:

                       Fiscal Year     Fiscal Year            Change
                          Ended           Ended       ------------------------
                     March 31, 2006   March 31, 2005      Amount    Percentage
                    ---------------- ---------------- ------------- ----------
Bookstore Division     $ 36,056,380     $ 34,607,848   $ 1,448,532      4.2 %
Textbook Division        31,938,743       32,181,393      (242,650)    (0.8)%
Complementary
Services Division         1,220,529        1,805,367      (584,838)   (32.4)%
Corporate
administration           (8,012,619)      (7,591,429)     (421,190)     5.5 %
                    ---------------- ---------------- ------------- ----------
                       $ 61,203,033     $ 61,003,179   $   199,854      0.3 %
                    ================ ================ ============= ==========

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:


                                            Fiscal Year Ended  Fiscal Year Ended
                                             March 31, 2006     March 31, 2005
                                            ------------------ -----------------
EBITDA                                          $  61,203,033     $  61,003,179

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

Interest income                                     1,274,836           638,935
Provision for losses on receivables                   231,497           315,958
Cash paid for interest                            (27,874,705)      (25,796,444)
Cash paid for income taxes                         (9,589,439)       (4,946,343)
Loss on disposal of assets                             90,263            68,065
Changes in operating assets and liabilities,
net of effect of acquisitions (1)                  (2,762,253)      (14,601,160)
                                            ------------------ -----------------
Net Cash Flows from Operating Activities        $  22,573,232     $  16,682,190
                                            ================== =================
Net Cash Flows from Investing Activities        $ (18,122,174)    $    (747,555)
                                            ================== =================
Net Cash Flows from Financing Activities        $  (2,292,679)    $ (17,986,473)
                                            ================== =================

        (1) Changes in operating assets and liabilities, net of effect of acquisitions, includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    AMORTIZATION EXPENSE. Amortization expense for the fiscal year ended March 31, 2006 increased $0.5 million, or 6.1%, to $8.8 million from $8.3 million for the fiscal year ended March 31, 2005, primarily due to amortization on non-compete agreements arising from acquisitions occurring in fiscal years 2005 and 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the fiscal year ended March 31, 2006 increased $2.4 million, or 9.4%, to $27.6 million from $25.2 million for the fiscal year ended March 31, 2005, primarily due to an approximate 2.0% increase in the average interest rate on the Term Loan, offset by higher interest income and a $0.5 million gain on the interest rate swap agreement.

    INCOME TAXES. Income tax expense for the fiscal year ended March 31, 2006 decreased $1.5 million, or 16.1%, to $7.7 million from $9.2 million for the fiscal year ended March 31, 2005. Our effective tax rate was 38.6% and 40.5% for the fiscal years ended March 31, 2006 and 2005, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes. Effective state income tax rates were lower in fiscal year 2006, in part due to state income tax savings resulting from the separate incorporation of NBC Textbooks LLC on January 1, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Effective March 30, 2007, certain amendments were made to the Credit Agreement to, among other things, increase the Revolving Credit Facility from $65.0 million to $85.0 million and modify the definition of EBITDA to exclude certain one time charges recorded in fiscal year 2007 for purposes of the debt covenant calculations. The additional availability of borrowings under the Revolving Credit Facility will allow us to continue to pursue opportunities to expand our chain of bookstores across the country. The modifications to the Credit Agreement resulted in the payment of $0.2 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the Revolving Credit Facility.

    Effective April 26, 2006, certain amendments were made to the Credit Agreement to allow for the acquisition of CBA, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility from $50.0 million to $65.0 million, and amending certain restrictions and financial covenants. The additional Term Loan borrowings were utilized to help finance the purchase of all of CBA's outstanding stock, repay CBA's outstanding long-term bank indebtedness, and provide funding for the payment of transaction costs and other liabilities associated with the acquisition. CBA's long-term bank indebtedness, revolving credit facility balance, and the corresponding accrued interest repaid on May 1, 2006 totaled $14.4 million. The modifications to the Credit Agreement resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments.

    Effective August 1, 2005, the Credit Agreement was amended to provide for, among other things, (i) a twelve-month deferral of a scheduled increase in the minimum consolidated interest coverage ratio covenant and (ii) a change in the definition of consolidated EBITDA to exclude up to $4.0 million in charges to be incurred under the NBC Holdings Corp. 2005 Restricted Stock Plan. Debt issue costs incurred in conjunction with this amendment of $0.2 million were capitalized. Additional debt issue costs of $0.4 million in fiscal year 2005 pertained to an October 20, 2004 amendment to the Credit Agreement (to provide, among other things, for a temporary $10.0 million incremental revolving credit facility through June 30, 2005) and remaining financing costs associated with the March 4, 2004 Transaction. We funded the portion of the remaining financing costs associated with the March 4, 2004 Transaction relating to NBC's Senior Discount Notes through a $0.1 million dividend payment to NBC.

    In November 2006, two bookstore locations were acquired, the property leases for which have been classified as capital leases. These leases expire in fiscal year 2012 and contain multiple options to renew every five years. The capital lease obligations and corresponding property recorded at inception of the leases totaled $1.1 million.

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our Revolving Credit Facility. At March 31, 2007, our total indebtedness was approximately $375.6 million, consisting of a $197.0 million Term Loan, $175.0 million of Senior Subordinated Notes, and $3.6 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued Senior Discount Notes, the balance of which at March 31, 2007 was $69.5 million (face value of $77.0 million less $7.5 million discount).

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and NBC's Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, we are scheduled to make principal payments totaling approximately $1.9 million in fiscal year 2008, $2.0 million in fiscal years 2009-2010 and $191.1 million in fiscal year 2011. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards the Term Loan principal balances. There is no excess cash flow obligation for the fiscal year ended March 31, 2007. An excess cash flow payment of $1.7 million for the fiscal year ended March 31, 2006 was made in September of 2006. Principal payments on long-term debt for the fiscal year ended March 31, 2005 included $15.4 million in untendered notes related to the March 4, 2004 Transaction which were called for redemption on March 4, 2004 and redeemed on April 3, 2004.

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

INVESTING CASH FLOWS

    Our capital expenditures were $6.5 million, $7.3 million, and $7.7 million for the fiscal years ended March 31, 2007, 2006, and 2005, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The annual limitation for fiscal year 2007 was $12.7 million.

    Business acquisition and contract-management renewal expenditures were $25.9 million, $10.8 million, and $20.2 million for the fiscal years ended March 31, 2007, 2006, and 2005, respectively. On May 1, 2006, we acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of CBA. The total purchase price, net of cash acquired, of this stock acquisition was $18.8 million. Additionally, during the fiscal year ended March 31, 2007, we also acquired another seventeen bookstore locations in sixteen separate transactions. During the fiscal year ended March 31, 2006, we acquired thirteen bookstore locations in eleven separate transactions. For the fiscal year ended March 31, 2005, we acquired nine bookstore locations in seven separate transactions. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

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

    During the fiscal year ended March 31, 2007, we capitalized $0.7 million in software development costs associated with new software products and enhancements to existing software products utilized solely for internal purposes.

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). For the fiscal year ended March 31, 2007, weighted-average borrowings under the Revolving Credit Facility approximated $15.7 million, with actual borrowings ranging from a low of no borrowings to a high of $59.0 million. Net cash flows from operating activities for the fiscal year ended March 31, 2007 were $27.5 million, an increase of $4.9 million from $22.6 million for the fiscal year ended March 31, 2006. This increase in cash flows from operations was in large part due to the significant growth being experienced in our Bookstore Division, primarily resulting from the CBA acquisition. Net cash flows from operating activities for the fiscal year ended March 31, 2006 were $22.6 million, an increase of $5.9 million from $16.7 million for the fiscal year ended March 31, 2005. This increase was attributable, in large part, to an $11.0 million decrease in accounts payable in fiscal year 2005 relating to the portion of the restricted cash held in escrow that was utilized to redeem NBC's untendered former senior discount debentures on April 3, 2004. This decrease was partially offset by receipt of a $4.5 million refund of fiscal year 2004 estimated tax payments received in fiscal year 2005 which related mainly to expenses incurred in connection with the March 4, 2004 Transaction.

COVENANT RESTRICTIONS

    Access to our principal sources of cash is subject to various restrictions and compliance with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, and minimum fixed charge coverage ratios. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $85.0 million. The Senior Credit Facility restricts our ability to make loans or advances and pay dividends, except that, among other things, we may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes owed by NBC. The indenture governing the Senior Subordinated Notes restricts the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Discount Notes contains similar restrictions on NBC's ability and the ability of its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect our ability to meet our cash obligations for the next twelve months.

    In accordance with such covenant restrictions, we declared and paid $0.1 million in dividends to NBC during fiscal year 2005 for costs associated with the March 4, 2004 Transaction.

SOURCES OF AND NEEDS FOR CAPITAL

    As of March 31, 2007, we could borrow up to $48.3 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at March 31, 2007. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

    We believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance our current operations, any required excess cash flow payments, cash interest requirements , planned capital expenditures and internal growth for the next twelve months. Future acquisitions, if any, may require additional debt financing or capital contributions.

OFF-BALANCE SHEET ARRANGEMENTS

    As of March 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

    The following tables present aggregated information as of March 31, 2007 regarding our contractual obligations and commercial commitments:

                                                                        Payments Due by Period
                                                       -----------------------------------------------------------
             Contractual                                  Less Than         2-3             4-5         After 5
             Obligations                   Total           1 Year          Years           Years         Years
-------------------------------------- --------------- -------------- --------------- -------------- -------------
Long-term debt                          $ 372,391,685   $  1,957,854    $  4,146,273   $366,164,560   $   122,998
Interest on long-term debt (1)            126,249,152     29,023,272      58,076,057     39,137,332        12,491
Capital lease obligations                   3,195,083        490,815       1,263,604      1,156,040       284,624
Interest on capital lease obligations         883,877        281,642         428,659        150,482        23,094
Operating leases                           61,662,000     16,523,000      22,742,000     12,941,000     9,456,000
Unconditional purchase obligations                  -              -               -              -             -
                                       --------------- -------------- --------------- -------------- -------------
  Total                                 $ 564,381,797   $ 48,276,583    $ 86,656,593   $419,549,414   $ 9,899,207
                                       =============== ============== =============== ============== =============

                                                               Amount of Commitment Expiration Per Period
                                           Total       -----------------------------------------------------------
          Other Commercial                Amounts        Less Than         2-3             4-5         Over 5
             Commitments                 Committed        1 Year          Years           Years         Years
-------------------------------------- --------------- -------------- --------------- -------------- -------------

Unused line of credit (2)               $  85,000,000   $          -    $ 85,000,000   $          -   $         -
                                       =============== ============== =============== ============== =============

     (1) Interest on the variable rate debt is estimated based upon implied forward rates in the yield curve at March 31, 2007, as adjusted for the impact of the interest rate swap agreement in place as of March 31, 2007.

     (2) Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the line of credit.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

    In accordance with our debt covenants, we declared and paid $0.1 million in dividends to NBC in fiscal year 2005 for costs associated with the March 4, 2004 Transaction.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

    In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby mitigating volatility in reported earnings caused by measuring related assets and liabilities differently. This Statement becomes effective for us in fiscal year 2009 and is not expected to have a material impact on our consolidated financial statements.

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement becomes effective for us in fiscal year 2009 and is not expected to have a material impact on our consolidated financial statements.

     In July 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation becomes effective for us in fiscal year 2008. We are reviewing this Interpretation and have not yet determined the impact, if any, on the consolidated financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

    This Annual Report on Form 10-K contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future results of operations, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks for students; digital or other educational content sold directly to students; increased competition for the purchase and sale of used textbooks from student to student transactions; our inability to successfully acquire or contract-manage additional bookstores or to integrate those additional stores; our inability to cost-effectively maintain or increase the number of contract-managed stores; our inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in publisher activities related to new editions and materials packaged with new textbooks; the loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or our inability to raise additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in this Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $375.6 million in total indebtedness outstanding at March 31, 2007, approximately $197.0 million is subject to fluctuations in the Eurodollar interest rate. As provided in our Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, we entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement at March 31, 2007 was $140.0 million and will decrease periodically to $130.0 million, expiring on September 30, 2008.

    The following table presents quantitative information about our market risk sensitive instruments (the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2007):

                                      Fixed Rate Debt             Variable Rate Debt
                                 ---------------------------  --------------------------
                                                  Weighted-                   Weighted-
                                                   Average                     Average
                                   Principal      Interest      Principal     Interest
                                   Cash Flows       Rate      Cash Flows (1)    Rate
                                 ---------------  ----------  --------------  ----------
Fiscal Year Ended March 31:
  2008                            $     530,278       8.66%   $   1,918,391       7.58%
  2009                                  636,362       8.65%       2,026,736       7.20%
  2010                                  720,043       8.65%       2,026,736       7.31%
  2011                                  808,731       8.64%     191,049,609       7.46%
  2012                              175,462,260       8.63%               -           -
  Thereafter                            407,622       9.85%               -           -
                                 ---------------  ----------  --------------  ----------
    Total                         $ 178,565,296       8.65%   $ 197,021,472       7.39%
                                 ===============  ==========  ==============  ==========

      Fair Value                  $ 179,933,000          -    $ 197,021,472           -
                                 ===============              ==============

                                              Interest Rate Swap
                                 -------------------------------------------
                                                  Weighted-     Weighted-
                                    Average        Average       Average
                                    Notional       Receive         Pay
                                    Amounts         Rate          Rate
                                 ---------------  ----------  --------------
Fiscal Year Ended March 31:
  2008                            $ 135,000,000       5.08%           4.34%
  2009                               65,000,000       4.68%           4.34%
                                                  ----------  --------------
                                                      4.95%           4.34%
                                                  ==========  ==============
      Fair Value ("in the money") $   1,301,000          -               -
                                 ===============

     (1) Principal cash flows represent scheduled principal payments and are adjusted for anticipated excess cash flow payments and optional prepayments (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, to be applied toward principal balances.

    Certain quantitative market risk disclosures have changed since March 31, 2006 as a result of market fluctuations, movement in interest rates, new indebtedness, and principal payments. The following table presents summarized market risk information for the fiscal years ended March 31, 2007 and 2006, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                 March 31,        March 31,
                                                    2007            2006
                                               -------------- ----------------
Fair Values:
  Fixed rate debt                              $ 179,933,000    $ 163,963,430
  Variable rate debt                             197,021,472      176,400,000
  Interest rate swap ("in-the-money")              1,301,000        2,833,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                      8.65%            8.65%
  Variable rate debt                                   7.39%            7.73%
  Interest rate swap receive rate                      4.95%            5.18%
  Interest rate swap pay rate                          4.34%            4.34%

                 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements of Nebraska Book Company, Inc.

Report of Independent Registered Public Accounting Firm                       36

Consolidated Balance Sheets as of March 31, 2007 and March 31, 2006           37

Consolidated Statements of Operations for the Years Ended
March 31, 2007, 2006 and 2005                                                 38

Consolidated Statements of Stockholder's Equity for the Years Ended
March 31, 2007, 2006 and 2005                                                 39

Consolidated Statements of Cash Flows for the Years Ended
March 31, 2007, 2006 and 2005                                                 40

Notes to Consolidated Financial Statements                                    41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Nebraska Book Company, Inc.
Lincoln, Nebraska

    We have audited the accompanying consolidated balance sheets of Nebraska Book Company, Inc. (a wholly-owned subsidiary of NBC Acquisition Corp.) and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nebraska Book Company, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP

Lincoln, Nebraska
June 28, 2007

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                   March 31,     March 31,
                                                     2007           2006
                                                -------------- --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $  32,982,876  $  33,382,722
  Receivables                                      54,949,070     37,760,786
  Inventories                                      94,548,706     74,878,442
  Recoverable income taxes                                  -      1,438,819
  Deferred income taxes                             5,261,114      5,183,002
  Prepaid expenses and other assets                 1,993,644      1,634,483
                                                -------------- --------------
    Total current assets                          189,735,410    154,278,254

PROPERTY AND EQUIPMENT, net of
depreciation & amortization                        43,078,109     39,962,913
GOODWILL                                          311,606,364    293,049,842
IDENTIFIABLE INTANGIBLES, net of amortization     139,824,716    145,478,506
DEBT ISSUE COSTS, net of amortization               6,939,046      7,697,227
OTHER ASSETS                                        4,303,947      4,879,588
                                                -------------- --------------
                                                $ 695,487,592  $ 645,346,330
                                                ============== ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $  28,505,138  $  19,810,267
  Accrued employee compensation and benefits       14,213,001     10,014,671
  Accrued interest                                    710,800        628,906
  Accrued incentives                                6,983,262      7,559,496
  Accrued expenses                                  2,334,239        996,200
  Income taxes payable                              3,253,074              -
  Deferred revenue                                    898,666        714,423
  Current maturities of long-term debt              1,957,854      3,206,582
  Current maturities of capital
  lease obligations                                   490,815        281,604
                                                 ------------- --------------
    Total current liabilities                      59,346,849     43,212,149
LONG-TERM DEBT, net of current maturities         370,433,831    348,596,275
CAPITAL LEASE OBLIGATIONS,
net of current maturities                           2,704,268      2,224,684
OTHER LONG-TERM LIABILITIES                         2,983,350      1,528,533
DEFERRED INCOME TAXES                              58,612,118     60,266,727
DUE TO PARENT                                      16,733,279     16,649,682
COMMITMENTS (Note H)
STOCKHOLDER'S EQUITY:
  Common stock, voting, authorized 50,000 shares
  of $1.00 par value; issued and outstanding
  100 shares                                              100            100
  Additional paid-in capital                      138,017,229    138,022,098
  Retained earnings                                46,043,568     33,432,082
  Accumulated other comprehensive income              613,000      1,414,000
                                                -------------- --------------
    Total stockholder's equity                    184,673,897    172,868,280
                                                -------------- --------------
                                                $ 695,487,592  $ 645,346,330
                                                ============== ==============

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                        Year Ended    Year Ended    Year Ended
                                        March 31,     March 31,     March 31,
                                           2007          2006          2005
                                       ------------- ------------- -------------
REVENUES, net of returns               $544,427,964  $420,107,899  $402,154,340

COSTS OF SALES (exclusive of
depreciation shown below)               332,443,991   250,914,049   240,638,133
                                       ------------- ------------- -------------
  Gross profit                          211,983,973   169,193,850   161,516,207

OPERATING EXPENSES:
  Selling, general and administrative   143,095,625   107,990,817   100,513,028
  Closure of California Warehouse           774,475             -             -
  Depreciation                            5,915,758     4,912,731     4,907,843
  Amortization                            9,613,598     8,762,398     8,258,500
                                       ------------- ------------- -------------
                                        159,399,456   121,665,946   113,679,371
                                       ------------- ------------- -------------
INCOME FROM OPERATIONS                   52,584,517    47,527,904    47,836,836
                                       ------------- ------------- -------------
OTHER EXPENSES (INCOME):
  Interest expense                       33,135,537    29,395,142    25,853,629
  Interest income                        (1,643,598)   (1,274,836)     (638,935)
  (Gain) Loss on derivative
  financial instrument                      225,000      (525,000)            -
                                       ------------- ------------- -------------
                                         31,716,939    27,595,306    25,214,694
                                       ------------- ------------- -------------

INCOME BEFORE INCOME TAXES               20,867,578    19,932,598    22,622,142

INCOME TAX EXPENSE                        8,256,092     7,691,105     9,162,118
                                       ------------- ------------- -------------
NET INCOME                             $ 12,611,486  $ 12,241,493  $ 13,460,024
                                       ============= ============= =============

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
----------------------------------------------------------------------------------------------------------------------

                                                                              Accumulated
                                                      Additional                 Other
                                            Common     Paid-in      Retained  Comprehensive              Comprehensive
                                             Stock     Capital      Earnings     Income        Total         Income
                                            ------- ------------- ----------- ------------- ------------ -------------
BALANCE, April 1, 2004                       $ 100  $137,957,716  $ 7,863,031  $        -  $145,820,847

  Contributed capital                            -            14            -           -            14  $         -

  Net income                                     -             -   13,460,024           -    13,460,024   13,460,024

  Dividends declared                             -             -     (132,466)          -      (132,466)           -
                                            ------- ------------- ------------ ------------ ------------ ------------

BALANCE, March 31, 2005                        100   137,957,730   21,190,589           -   159,148,419  $13,460,024
                                                                                                         ============
  Contributed capital                            -        44,368            -           -        44,368  $         -

  Net income                                     -             -   12,241,493           -    12,241,493   12,241,493

  Tax benefit arising from exercise of
  640 stock options                              -        20,000            -           -        20,000            -

  Other comprehensive income, net of taxes:

    Unrealized gain on interest rate swap
    agreement, net of taxes of $894,000          -             -            -   1,414,000     1,414,000    1,414,000
                                            ------- ------------- ------------ ----------- ------------- ------------
BALANCE, March 31, 2006                        100   138,022,098   33,432,082   1,414,000   172,868,280  $13,655,493
                                                                                                         ============

  Contributed capital                            -        (4,869)           -           -        (4,869) $         -

  Net income                                     -             -   12,611,486           -    12,611,486   12,611,486

  Other comprehensive loss, net of taxes:

    Unrealized loss on interest rate swap
    agreement, net of taxes of $506,000          -             -            -    (801,000)     (801,000)    (801,000)

                                            ------- ------------- ------------ ----------- -------------- -----------
BALANCE, March 31, 2007                      $ 100  $138,017,229  $46,043,568  $  613,000  $184,673,897  $11,810,486
                                            ======= ============= ============ =========== ============== ===========

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------

                                                        Year Ended    Year Ended   Year Ended
                                                         March 31,    March 31,    March 31,
                                                           2007          2006         2005
                                                        ------------ ------------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $12,611,486  $ 12,241,493  $13,460,024
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Share-based compensation                                996,957             -            -
    Provision for losses on receivables                     834,442       231,497      315,958
    Depreciation                                          5,915,758     4,912,731    4,907,843
    Amortization                                         11,336,553    10,282,835    9,728,736
    (Gain) Loss on derivative financial instruments         225,000      (525,000)           -
    (Gain) Loss on disposal of assets                          (575)       90,263       68,065
    Deferred income taxes                                (2,148,119)        3,539   (1,133,757)
    Changes in operating assets and liabilities,
    net of effect of acquisitions:
      Receivables                                        (9,924,934)   (7,012,834)    (714,820)
      Inventories                                        (3,566,490)       99,541      192,149
      Recoverable income taxes                            1,438,819    (1,438,819)   5,351,480
      Prepaid expenses and other assets                    (219,494)   (1,017,502)     300,768
      Other assets                                         (714,295)      396,569     (379,720)
      Accounts payable                                    5,123,589     3,351,602  (13,824,098)
      Accrued employee compensation and benefits          2,617,465     1,895,832   (1,267,618)
      Accrued interest                                       24,069             -   (1,413,051)
      Accrued incentives                                   (576,234)     (201,800)     778,992
      Accrued expenses                                    1,226,030      (157,122)     (91,363)
      Income taxes payable                                2,330,451      (538,161)     259,835
      Deferred revenue                                      184,243      (328,237)     144,002
      Other long-term liabilities                          (282,140)      211,698      260,548
      Due to parent                                          83,597        75,107     (261,783)
                                                        ------------ ------------- -----------
        Net cash flows from operating activities         27,516,178    22,573,232   16,682,190

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (6,543,074)   (7,311,694)  (7,665,675)
  Acquisitions, net of cash acquired                    (25,873,662)  (10,848,509) (20,160,079)
  Decrease in restricted cash                                     -             -   27,065,000
  Proceeds from sale of property and equipment              313,505        38,029       13,199
  Software development costs                               (705,523)            -            -
                                                        ------------ ------------- -----------
        Net cash flows from investing activities        (32,808,754)  (18,122,174)    (747,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt               24,000,000             -            -
  Payment of financing costs                               (964,774)     (248,813)    (437,915)
  Principal payments on long-term debt                   (3,821,172)   (1,832,143) (17,238,880)
  Principal payments on capital lease obligations          (390,205)     (260,920)    (182,094)
  Net decrease in revolving credit facility             (13,931,119)            -            -
  Dividends paid to parent                                        -             -     (132,466)
  Capital contributions                                           -        49,197        4,882
                                                        ------------ ------------- -----------
        Net cash flows from financing activities          4,892,730    (2,292,679) (17,986,473)
                                                        ------------ ------------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (399,846)    2,158,379   (2,051,838)

CASH AND CASH EQUIVALENTS, Beginning of period           33,382,722    31,224,343   33,276,181
                                                        ------------ ------------- -----------
CASH AND CASH EQUIVALENTS, End of period                $32,982,876  $ 33,382,722  $31,224,343
                                                        ============ ============= ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                            $31,388,513  $ 27,874,705  $25,796,444
    Income taxes                                          6,551,344     9,589,439    4,946,343
  Noncash investing and financing activities:
    Property acquired through capital lease             $ 1,079,000  $          -  $   643,718
    Accumulated other comprehensive income:
      Unrealized gain (loss) on interest rate
      swap agreement, net of income taxes                  (801,000)    1,414,000            -
      Deferred taxes resulting from unrealized
      gain (loss) on interest rate swap agreement          (506,000)      894,000            -
    Tax benefit on exercise of stock options                      -        20,000            -


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A.  NATURE OF OPERATIONS

     Nebraska Book Company, Inc. (the "Company") is a wholly-owned subsidiary of NBC Acquisition Corp. ("NBC"). Wholly-owned subsidiaries of Nebraska Book Company, Inc. include NBC Textbooks LLC (accounted for in the Company's Textbook Division), Specialty Books, Inc. (the Company's distance education division), and College Book Stores of America, Inc. ("CBA") (a portion of the Company's Bookstore Division representing a group of primarily contract-managed college bookstore locations acquired on May 1, 2006).

    The Company participates in the college bookstore industry primarily by operating its own college bookstores, by providing used textbooks to college bookstore operators, by providing distance education products and services, and by providing proprietary college bookstore information and E-commerce systems, consulting services, and other services.

    On March 4, 2004, Weston Presidio formed NBC Holdings Corp. and acquired the controlling interest in NBC through a series of steps which resulted in Weston Presidio owning a substantial majority of NBC's common stock (referred to as the "March 4, 2004 Transaction").

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting policies of the Company are as follows:

    PRINCIPLES OF CONSOLIDATION: Effective July 1, 2002, the Company's distance learning division was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. Effective January 1, 2005, the Company's textbook division was separately incorporated under the laws of the State of Delaware as NBC Textbooks LLC, a wholly-owned subsidiary of the Company. On May 1, 2006, the Company acquired all of the outstanding stock of CBA, an entity separately incorporated under the laws of the State of Illinois and now accounted for as a wholly-owned subsidiary of the Company. Subsequent to the date of incorporation or acquisition, the Company's financial statements have been presented on a consolidated basis to include all of the accounts of Specialty Books, Inc., NBC Textbooks LLC and CBA, after elimination of all intercompany accounts and transactions. In connection with their incorporation, Specialty Books, Inc., NBC Textbooks LLC and CBA have guaranteed payment and performance of obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes and Senior Credit Facility.

    REVENUE RECOGNITION: The Company's revenue recognition policies, by reporting segment, are as follows:

        BOOKSTORE DIVISION - The Bookstore Division's revenues consist primarily of the sale of new and used textbooks, as well as a variety of other merchandise including apparel, general books, sundries, and gift items. Such sales occur primarily "over-the-counter" with revenues being recognized at the point of sale.

        TEXTBOOK DIVISION - The Textbook Division recognizes revenue from the sale of used textbooks when title passes (at the time of shipment), net of estimated product returns. The Textbook Division has established a program which, under certain conditions, enables its customers to return the used textbooks. The effect of this program is estimated utilizing actual historical return experience and revenues are adjusted accordingly.

        COMPLEMENTARY SERVICES DIVISION - Complementary Services Division revenues come from a variety of sources, including the sale of distance education materials, the sale of computer hardware and software (and licensing thereof), software maintenance contracts, membership fees, and a variety of services provided to college bookstores. Revenues from the sale of distance education materials and computer hardware/software (and licensing thereof) are recognized at the time of delivery. Software maintenance contracts and membership fees are generally invoiced to the customer annually, with the revenues being deferred and recognized on a straight-line basis over the term of the contract. Revenues from the various services provided to college bookstores are recognized once services have been rendered.

    SHIPPING AND HANDLING FEES AND COSTS: Amounts billed to a customer for shipping and handling have been classified as revenues in the consolidated statements of operations and approximated $3.3 million, $3.2 million, and $4.0 million for the fiscal years ended March 31, 2007, 2006, and 2005, respectively. Shipping and handling costs are included in operating expenses in the consolidated statements of operations and approximated $7.4 million, $7.4 million, and $8.4 million for the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

    SALES TAX COLLECTIONS: Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for by the Company on a net basis, with no impact on revenues and any differences between amount collected and amount remitted being recorded in selling, general and administrative expenses.

    ADVERTISING: Advertising costs are expensed as incurred and approximated $7.3 million, $5.9 million, and $4.5 million for the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

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

    GOODWILL: Goodwill arose as a result of the March 4, 2004 Transaction and the acquisition of bookstore operations subsequent thereto. Goodwill is not amortized but rather tested at least annually for impairment. The test for impairment of goodwill is a two-step process that identifies potential impairment and then measures the amount of such impairment to be recorded in the consolidated financial statements. There were no impairment losses recognized during the periods presented.

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

    Development costs also include the development of new software products and enhancements to existing software products utilized solely for internal purposes. Such costs are expensed until the preliminary project stage is completed and the project has been authorized by management, at which point subsequent costs are capitalized until the project is substantially complete and ready for its intended use. These costs, which totaled $0.7 million for the fiscal year ended March 31, 2007, are amortized on a straight-line basis over a period of six years.

    Amortization of the capitalized costs associated with developed technology totaled $1.9 million, $1.9 million, and $1.9 million for the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

    IDENTIFIABLE INTANGIBLES - COVENANTS NOT TO COMPETE: The identifiable intangible asset for covenants not to compete represents the value assigned to such agreements, which are typically entered into with the owners of college bookstores acquired by the Company. This identifiable intangible is amortized on a straight-line basis over the term of the agreement, which ranges from 3 to 15 years.

    IDENTIFIABLE INTANGIBLES - CONTRACT-MANAGED ACQUISITION COSTS: The identifiable intangible asset for contract-managed acquisition costs represents up front payments made to institutions that contract with the Company to manage the on-campus bookstore. This identifiable intangible is amortized on a straight-line basis over the term of the agreement, which ranges from 1 to 15 years.

    DEBT ISSUE COSTS: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Accumulated amortization of such costs as of March 31, 2007 and 2006 was approximately $4.8 million and $3.1 million, respectively.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2007 and 2006, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities, was approximately $377.0 million and $340.4 million as of March 31, 2007 and 2006, respectively, as determined by quoted market values and prevailing interest rates for similar debt issues. The fair value of the interest rate swap agreement, which was "in-the-money" and totaled $1.3 million and $2.8 million as of March 31, 2007 and 2006, respectively, is determined by calculating the net present value of estimated future payments between the Company and its counterparty.

    SHARE-BASED COMPENSATION: On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123R"). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), and supersedes Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, thereby eliminating the intrinsic value method of accounting for share-based compensation by the Company for transactions occurring after March 31, 2006.

    The Company accounts for its share-based compensation arising from transactions occurring prior to April 1, 2006 under the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations utilizing the intrinsic value method. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for share-based employee compensation plans. For purposes of measuring share-based compensation, the Company is considered a nonpublic entity as defined in SFAS No. 123R. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting for options granted prior to April 1, 2006 and utilized the minimum value method for pro forma disclosure of the impact of SFAS No. 123 prior to the adoption of SFAS No. 123R.

    UNVESTED STOCK: Under the NBC Holdings Corp. 2005 Restricted Stock Plan, 4,200 shares of NBC Holdings Corp. capital stock may be and were issued on March 31, 2006 for $0.01 per share to certain officers and directors of the Company. Certain restrictions limit the sale or transfer of these shares (as more fully described in Note M to the consolidated financial statements). Such shares are subject to both call rights on behalf of NBC Holdings Corp. and put rights on behalf of the officers and directors once vested (as more fully described in Note M to the consolidated financial statements). The shares vest on September 30, 2010 (the "vesting date"). Due to the existence of the put rights, share-based compensation will be accrued from March 31, 2006 until the vesting date and recorded as "other long-term liabilities" in the consolidated balance sheets.

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

    COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes net income and other comprehensive income (losses). Other comprehensive income (losses) consists of unrealized gains (losses) on the interest rate swap agreement, net of taxes.

    ACCOUNTING STANDARDS NOT YET ADOPTED: In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby mitigating volatility in reported earnings caused by measuring related assets and liabilities differently. This Statement becomes effective for the Company in fiscal year 2009 and is not expected to have a material impact on its consolidated financial statements.

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement becomes effective for the Company in fiscal year 2009 and is not expected to have a material impact on its consolidated financial statements.

    In July 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation becomes effective for the Company in fiscal year 2008. Management is reviewing this Interpretation and has not yet determined the impact, if any, on the consolidated financial statements.

    RECLASSIFICATION: Contract-managed acquisition costs have been reclassified in prior period consolidated financial statements from Other Assets to Identifiable Intangibles to conform to current fiscal year presentation. This reclassification was made due to the increasing significance of such costs, which is due in large part to the acquisition of CBA.

C.  RECEIVABLES

    Receivables are summarized as follows:
                                                           March 31,
                                                 -----------------------------
                                                      2007            2006
                                                 --------------  -------------
Trade receivables, less allowance for doubtful
accounts of $1,100,360 and $510,839 at
March 31, 2007 and 2006, respectively             $ 27,836,739   $ 18,384,821
Receivables from book publishers for returns        20,875,916     13,082,537
Advances for book buy-backs                          4,855,202      4,563,572
Computer finance agreements, current portion           293,000        290,000
Other                                                1,088,213      1,439,856
                                                 --------------  -------------
                                                  $ 54,949,070   $ 37,760,786
                                                 ==============  =============

   Trade receivables include the effect of estimated product returns. The amount of estimated product returns at March 31, 2007 and 2006 was approximately $5.0 million and $4.9 million, respectively.

D.  INVENTORIES

    Inventories are summarized as follows:

                                                     March 31,
                                           -----------------------------
                                                2007          2006
                                           -------------- --------------
Bookstore Division                          $ 61,297,777   $ 43,922,080
Textbook Division                             30,323,636     28,775,512
Complementary Services Division                2,927,293      2,180,850
                                           -------------- --------------
                                            $ 94,548,706   $ 74,878,442
                                           ============== ==============

    Textbook Division inventories include the effect of estimated product returns. The amount of estimated product returns at both March 31, 2007 and 2006 was approximately $2.3 million.

    General and administrative costs associated with the storage and handling of inventory totaled approximately $10.8 million and $8.5 million for the fiscal years ended March 31, 2007 and 2006, respectively, of which approximately $2.5 million and $2.2 million was capitalized into inventory at March 31, 2007 and 2006, respectively.

E.  PROPERTY AND EQUIPMENT

    A summary of the cost of property and equipment follows:

                                                    March 31,
                                         ------------------------------
                                              2007           2006
                                         --------------  --------------
Land                                      $  3,565,382    $  3,565,382
Buildings and improvements                  21,956,795      20,167,524
Leasehold improvements                       8,962,778       7,085,846
Furniture and fixtures                      12,269,822      10,359,449
Information systems                         10,713,109       7,014,081
Automobiles and trucks                         221,046         220,529
Machinery                                      357,241         344,452
Projects in process                            705,735       1,298,304
                                         --------------  --------------
                                            58,751,908      50,055,567
Less:  Accumulated depreciation &
amortization                               (15,673,799)    (10,092,654)
                                         --------------  --------------
                                          $ 43,078,109    $ 39,962,913
                                         ==============  ==============

F.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES

    As discussed in Note A, on March 4, 2004 Weston Presidio acquired the controlling interest in NBC through a series of steps which resulted in Weston Presidio owning a substantial majority of NBC's common stock. The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to NBC and the Company as of the date of the transaction. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair values, as determined in part using an independent third-party appraisal. The allocation of the excess purchase price included establishing identifiable intangibles for customer relationships of $114.8 million and tradename of $31.3 million; adjusting the carrying value of developed technology at March 4, 2004 to a fair value of $11.4 million; and adjusting the carrying value of goodwill at March 4, 2004 to a fair value of $269.1 million, of which $25.3 million is deductible for income tax purposes. The weighted-average amortization period for the identifiable intangibles subject to amortization is 18.7 years, including 20 years for customer relationships and 6 years for developed technology.

    On May 1, 2006, the Company acquired 101 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of CBA. The total purchase price, net of cash acquired, of this stock acquisition was approximately $18.8 million, of which approximately $15.5 million was assigned to non tax-deductible goodwill, $0.6 million was assigned to covenants not to compete with amortization periods of up to fifteen years, and $1.0 million was assigned to contract-managed acquisition costs with amortization periods of up to eight years based on the preliminary purchase price allocation.

    Additionally, for the fiscal year ended March 31, 2007, another seventeen bookstore locations were acquired in sixteen separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $6.4 million, of which $3.1 million was assigned to tax-deductible goodwill, $0.5 million was assigned to covenants not to compete with amortization periods of three years, and $0.4 million was assigned to contract-managed acquisition costs with amortization periods of up to four years based on the preliminary purchase price allocations.


    Finally, the Company incurred $0.6 million in contract-managed acquisition costs with amortization periods of up to eleven years associated with renewals of certain contract-managed locations during the fiscal year ended March 31, 2007.

    The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2007 and 2006, in total and by reportable segment, are as follows:


                                    Bookstore       Corporate
                                    Division      Administration      Total
                                  -------------- --------------- ---------------
Balance, April 1, 2005             $ 15,836,651   $ 269,061,875   $ 284,898,526

  Additions to goodwill:

    Bookstore acquisitions            7,524,419               -       7,524,419

  Purchase accounting adjustments       626,897               -         626,897
                                  -------------- --------------- ---------------
Balance, March 31, 2006              23,987,967     269,061,875     293,049,842

  Additions to goodwill:

    Bookstore acquisitions           18,556,522               -      18,556,522
                                  -------------- --------------- ---------------
Balance, March 31, 2007            $ 42,544,489   $ 269,061,875   $ 311,606,364
                                  ============== =============== ===============

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

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of March 31, 2007 and 2006:

                                                   March 31, 2007
                                    --------------------------------------------
                                       Gross                           Net
                                      Carrying      Accumulated     Carrying
                                       Amount      Amortization      Amount
                                    -------------- -------------- --------------
 Customer relationships             $ 114,830,000  $ (17,702,620) $  97,127,380
 Developed technology                  12,179,273     (5,908,519)     6,270,754
 Covenants not to compete               5,794,584     (2,357,767)     3,436,817
 Contract-managed acquisition costs     2,264,100       (594,335)     1,669,765
                                    -------------- -------------- --------------
                                    $ 135,067,957  $ (26,563,241) $ 108,504,716
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
                                    ============== ============== ==============

    Information regarding aggregate amortization expense for the fiscal years ended March 31, 2007, 2006, and 2005 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                     Amortization
                                                        Expense
                                                     --------------

Fiscal year ended March 31, 2007                      $ 9,613,598
Fiscal year ended March 31, 2006                        8,762,398
Fiscal year ended March 31, 2005                        8,258,500

Estimated amortization expense for the
fiscal years ending March 31:
  2008                                                $ 9,595,000
  2009                                                  9,246,000
  2010                                                  8,421,000
  2011                                                  6,128,000
  2012                                                  6,015,000

    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

G.  LONG-TERM DEBT

    Details regarding each of the instruments of indebtedness of the Company are provided in the following table:

                                                                                            March 31,
                                                                                  -----------------------------
                                                                                       2007           2006
                                                                                  -------------- --------------
Term Loan due March 4, 2011, principal and interest payments due quarterly, interest accrues at a floating rate based on Eurodollar rate plus an applicable
margin percent (7.88% and 6.70% at March 31, 2007 and 2006, respectively)          $197,021,472   $176,400,000

Senior Subordinated Notes, unsecured, principal due on March 15, 2012, interest payments accrue at a fixed rate of 8.625% and are payable semi-annually on
March 15 and September 15 beginning September 15, 2004                              175,000,000    175,000,000

Mortgage note payable with an insurance company assumed with the acquisition of a bookstore facility, due December 1, 2013, monthly payments of $6,446 including
interest at 10.75%                                                                      370,213        402,857
                                                                                  -------------- --------------
                                                                                    372,391,685    351,802,857

Less current maturities of long-term debt                                            (1,957,854)    (3,206,582)
                                                                                  -------------- --------------
Long-term debt                                                                     $370,433,831   $348,596,275
                                                                                  ============== ==============

    Indebtedness at March 31, 2007 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to the Company through a syndicate of lenders, consisting of a $204.0 million term loan (the "Term Loan", which includes both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and an $85.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes"), and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $85.0 million. The calculated borrowing base at March 31, 2007 was approximately $48.3 million. The Revolving Credit Facility was unused at March 31, 2007.

    The interest rate on the Senior Credit Facility Term Loan is prime plus an applicable margin of up to 1.5% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.5%. The Revolving Credit Facility interest rate is prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Revolving Credit Facility for the fiscal years ended March 31, 2007 and 2006 were approximately $15.7 million and $7.0 million at an average rate of 9.2% and 7.8%, respectively.

    The Senior Credit Facility is collateralized by substantially all of the assets of the Company and NBC. Additionally, NBC has guaranteed the prompt and complete payment and performance of the Company's obligations under the Senior Credit Facility. The Senior Credit Facility also stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently amended on March 30, 2007 and most recently restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. There is no excess cash flow obligation for the fiscal year ended March 31, 2007. The estimated excess cash flow payment for fiscal year 2006 of $1.7 million included in "current maturities of long-term debt" in the consolidated balance sheet as of March 31, 2006 was paid on September 29, 2006.

    The Senior Credit Facility requires the Company to maintain certain financial ratios and contains a number of other covenants that among other things, restrict the ability to incur additional indebtedness, dispose of assets, make capital expenditures, make loans or advances and pay dividends, except that, among other things, the Company may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by NBC. The Company was compliant with such covenants at March 31, 2007.

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

    Effective March 30, 2007, certain amendments were made to the Credit Agreement to, among other things, increase the Revolving Credit Facility from $65.0 million to $85.0 million and modify the definition of EBITDA to exclude certain one time charges recorded in fiscal year 2007 for purposes of the debt covenant calculations. The additional availability of borrowings under the Revolving Credit Facility will allow for the continued pursuit of opportunities to expand the Company's chain of bookstores across the country. The modifications to the Credit Agreement resulted in the payment of $0.2 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the Revolving Credit Facility.

    Effective April 26, 2006, certain amendments were made to the Credit Agreement to allow for the acquisition of CBA, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility from $50.0 million to $65.0 million, and amending certain restrictions and financial covenants. The additional Term Loan borrowings were utilized to help finance the purchase of all of CBA's outstanding stock, repay CBA's outstanding long-term bank indebtedness, and provide funding for the payment of transaction costs and other liabilities associated with the acquisition. CBA's long-term bank indebtedness, revolving credit facility balance, and the corresponding accrued interest repaid on May 1, 2006 totaled $14.4 million. The modifications to the Credit Agreement resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments.

    At March 31, 2007, the aggregate maturities of long-term debt for the next five fiscal years were as follows:

 Fiscal
  Year
---------

  2008     $  1,957,854
  2009        2,070,657
  2010        2,075,616
  2011      191,104,012
  2012      175,060,548

H.  LEASES AND OTHER COMMITMENTS

    In conjunction with two bookstores acquired in June of 2001, one bookstore acquired in March of 2003, one bookstore acquired in April of 2004 and two bookstores acquired in November of 2006, the Company entered into bookstore facility leases that qualified as capital leases. Such leases expire at various dates through fiscal year 2014 and contain options to renew for periods of up to ten years. Capitalized leased property included in property and equipment was approximately $2.6 million at March 31, 2007, net of accumulated depreciation.

    The Company leases bookstore facilities and data processing equipment under noncancelable operating leases expiring at various dates through fiscal year 2018, many of which contain options to renew for periods of up to ten years. Certain of the leases are based on a percentage of sales, ranging from 0.0% to 13.0%.

    Future minimum capital lease payments and aggregate minimum lease payments under noncancelable operating leases for the fiscal years ending March 31 are as follows:

                                               Capital      Operating
Fiscal Year                                     Leases        Leases
                                             ------------- -------------
2008                                          $  772,457   $ 16,523,000
2009                                             839,386     12,725,000
2010                                             852,877     10,017,000
2011                                             862,915      7,512,000
2012                                             443,607      5,429,000
Thereafter                                       307,718      9,456,000
                                             ------------- -------------
Total minimum lease payments                   4,078,960   $ 61,662,000
                                                           =============
Less amount representing interest at 10.2%      (883,877)
                                             -------------
Present value of minimum lease payments        3,195,083
Less obligations due within one year            (490,815)
                                             -------------
Long-term obligations                         $2,704,268
                                             =============

    Total rent expense for the fiscal years ended March 31, 2007, 2006, and 2005 was approximately $26.5 million, $17.1 million, and $15.2 million, respectively. Percentage rent expense for the fiscal years ended March 31, 2007, 2006, and 2005 was approximately $13.0 million, $4.6 million, and $4.0 million, respectively.

I.  DERIVATIVE FINANCIAL INSTRUMENTS

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

                                                         March 31,
                                                    2007           2006
                                               -------------- --------------

Total indebtedness outstanding                 $ 375,586,768  $ 354,309,145

Term Loan subject to Eurodollar fluctuations     197,021,472    176,400,000

Notional amount under swap agreement             140,000,000    165,000,000

Fixed interest rate indebtedness                 178,565,296    177,909,145

Variable interest rate,
including applicable margin:
  Term Loan                                            7.88%          6.70%

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

    The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of March 31, 2007. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

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

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

                                                        Fiscal Year  Fiscal Year
                                                           Ended        Ended
                                                         March 31,    March 31,
                                                           2007         2006
                                                       ------------ ------------
Balance Sheet Components:
  Other assets - fair value of swap agreement          $ 1,301,000  $ 2,833,000
  Deferred income taxes                                   (503,975)  (1,097,433)
                                                       ------------ ------------
                                                       $   797,025  $ 1,735,567
                                                       ============ ============

Portion of Agreement Subsequent to September 30, 2005
Hedge Designation:
  Increase (decrease) in fair value of swap agreement  $(1,307,000) $ 2,308,000

Portion of Agreement Prior to September 30, 2005
Hedge Designation:
  Increase (decrease) in fair value of swap agreement     (225,000)     525,000

J.  INCOME TAXES

    The provision (benefit) for income taxes consists of:

                     Fiscal Year    Fiscal Year    Fiscal Year
                        Ended         Ended           Ended
                      March 31,      March 31,      March 31,
                        2007           2006           2005
                  --------------- -------------- ---------------
Current:
  Federal          $  8,964,579    $ 7,715,245    $ 8,211,213
  State               1,439,632        (27,679)     2,084,662
Deferred             (2,148,119)         3,539     (1,133,757)
                  --------------- -------------- ---------------
                   $  8,256,092    $ 7,691,105    $ 9,162,118
                  =============== ============== ===============

    The state income tax benefit for the fiscal year ended March 31, 2006 is attributable to lower state income taxes due in part to the results of the incorporation of NBC Textbooks LLC on January 1, 2005 and refunds of prior fiscal year taxes paid arising out of certain amended state income tax returns.

    The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before income taxes:

                                 Fiscal Year   Fiscal Year   Fiscal Year
                                    Ended         Ended         Ended
                                  March 31,      March 31,     March 31,
                                    2007           2006          2005
                               -------------- ------------- -------------
Statutory rate                      35.0%          35.0%         35.0%
State income tax effect              3.8            3.8           4.6
Meals and entertainment              0.8            0.8           0.6
Other                                 -            (1.0)          0.3
                               -------------- ------------- -------------
                                    39.6%          38.6%         40.5%
                               ============== ============= =============

    The components of the deferred tax assets (liabilities) consist of the following:
                                                     March 31,
                                                2007           2006
                                           -------------- --------------
Deferred income tax assets (liabilities),
current:
  Vacation accruals                        $    893,582    $    668,424
  Inventories                                   547,979         702,364
  Allowance for doubtful accounts               426,252         197,886
  Product returns                             1,033,719         990,620
  Incentive programs                          2,672,741       2,900,511
  Other                                        (313,159)       (276,803)
                                           -------------- --------------
                                              5,261,114       5,183,002
                                           -------------- --------------
Deferred income tax assets
(liabilities), noncurrent:
  Deferred compensation agreements              123,140         121,831
  Goodwill amortization                      (4,874,676)     (3,335,240)
  Covenants not to compete                      933,564         637,317
  Identifiable intangibles                  (52,111,204)    (54,651,214)
  Property and equipment                     (1,593,541)     (2,144,115)
  Interest rate swap agreement                 (503,975)     (1,097,433)
  Other                                        (585,426)        202,127
                                           -------------- --------------
                                            (58,612,118)    (60,266,727)
                                           -------------- --------------
                                           $(53,351,004)   $(55,083,725)
                                           ============== ==============

K.  RETIREMENT PLANS

    The Company participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a Company contribution in addition to a limited matching feature. The Company's contributions for the fiscal years ended March 31, 2007, 2006, and 2005 were $2.0 million, $1.4 million, and $1.2 million, respectively.

    When the Company acquired CBA on May 1, 2006, CBA had an Employee Stock Ownership Plan (the "Plan"). The Company acquired all the issued and outstanding shares of CBA stock owned by the Plan. The Plan was frozen and converted to a profit sharing plan pending receipt of a favorable determination letter from the Internal Revenue Service that the Plan termination will not adversely affect the Plan's tax qualified status. The Plan continues to be administered as a qualified plan. There have been no contributions to the Plan since May 1, 2006, and there will be no future contributions to this Plan. Upon receipt of the determination letter, partial distributions of Plan assets will begin with final distribution expected to occur in January of 2011. The Plan assets, which are not included in the Company's consolidated financial statements, have been invested by the trustee, primarily in fixed income investments.

L. DEFERRED COMPENSATION

    The Company has a non-qualified deferred compensation plan for selected employees. This plan allows participants to voluntarily elect to defer portions of their current compensation. The amounts can be distributed upon either death or voluntary/involuntary resignation or termination. Interest is accrued at the prime rate adjusted semi-annually on January 1 and July 1 and is compounded as of March 31. The liability for the deferred compensation is included in other long-term liabilities and approximated $0.3 million as of March 31, 2007 and 2006.

M.  SHARE-BASED COMPENSATION

     In conjunction with the March 4, 2004 Transaction, NBC Holdings Corp. established the 2004 Stock Option Plan. On September 29, 2005, NBC Holdings Corp. adopted the NBC Holdings Corp. 2005 Restricted Stock Plan to provide for the sale of NBC Holdings Corp. capital stock to certain officers and directors of the Company. Details regarding each of the plans are as follows:

    2004 STOCK OPTION PLAN - This plan, established by NBC Holdings Corp., provides for the granting of options to purchase 81,306 shares of NBC Holdings Corp. capital stock to selected employees, officers, and employee directors of NBC and its affiliates. Additional shares may be issued upon changes in the capitalization of NBC and upon approval of a committee designated by NBC's Board of Directors ("the Committee"). All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. This plan provides for the granting of options at the discretion of the Committee. Vesting schedules of options may vary and are determined at the time of grant by the Committee. Subject to certain exceptions, stock options granted under this plan are to be granted at an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2007, there were 4,917 options available for grant under this plan.

    No share-based compensation expense was recognized at the time of grant for the options granted to employees in the fiscal years ended March 31, 2006 and 2005, as the exercise price was greater than or equal to the estimated fair value (including a discount for the holder's minority interest position and illiquidity of NBC Holdings Corp.'s capital stock) of NBC Holdings Corp.'s capital stock on the date of grant.

    A summary of the Company's share-based compensation activity related to stock options for the 2004 Stock Option Plan for the fiscal year ended March 31, 2007 is as follows:

                                         Fiscal Year Ended
                                             March 31,
                                               2007
                                        -------------------
                                                   Weighted-
                                                   Average
                                                   Exercise
                                           Number    Price
                                          -------- ----------

2004 Stock Option Plan:
   Outstanding - beginning of period       75,749   $ 111.83
   Granted                                      -          -
   Expired/terminated                           -          -
   Exercised                                    -          -
                                          -------- ----------
   Outstanding - end of period             75,749   $ 111.83
                                          ======== ==========
   Vested or expected to vest              75,749   $ 111.83
                                          ======== ==========



                                      2004 Stock Option Plan
                             -------------------------------------------
                                  Outstanding           Exercisable
                             ---------------------- --------------------
                                        Weighted-            Weighted-
                                         Average              Average
                                        Remaining            Remaining
                                        Contractual          Contractual
                               Number   Term (Yrs)   Number  Term (Yrs)
                             ---------- ----------- -------- -----------
March 31, 2007:
  Exercise price of $52.47      26,628         6.9   26,628         6.9
  Exercise price of $106        11,760         6.9   11,760         6.9
  Exercise price of $146        10,750         6.9   10,750         6.9
  Exercise price of $160        26,611         8.1   16,458         8.0
                             ---------- ----------- -------- -----------
                                75,749         7.3   65,596         7.2
                             ========== =========== ======== ===========

    2005 RESTRICTED STOCK PLAN - This plan provides for the issuance of shares of restricted stock for consideration to individuals determined by NBC Holdings Corp.'s Board of Directors. Any shares issued under the plan are subject to restrictions on transferability and a right of NBC Holdings Corp. to reacquire such shares at less than their then fair market value under certain conditions.

    On March 31, 2006, 4,200 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to each of three officers and directors of the Company (the "Officers") pursuant to a Restricted Stock Purchase Agreement (the "RSPA"). The Officers are party to the Stockholders Agreement, dated March 4, 2004, by and among NBC Holdings Corp. and the Stockholders of NBC Holdings Corp. named therein, the provisions of which restrict the transfer of such shares and provide for certain other rights as detailed therein. The shares granted to the Officers are also each subject to a Stock Repurchase Agreement (the "SRA") that, among other things, provides for vesting, certain call rights on behalf of NBC Holdings Corp., and certain put rights on behalf of the applicable Officer.

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

    The call rights provide NBC Holdings Corp. the right to reacquire each Officer's unvested shares upon the occurrence of certain events, including events under its control, for an aggregate purchase price of $1.00. If the Officer remains employed by the Company until the Vesting Date or is terminated without cause prior to such date, NBC Holdings Corp. has the right but not the obligation to call the vested shares at fair market value (minus any dividends or distributions paid in respect of such shares) subject to certain adjustments and any restrictions or limitations in the Company's debt covenants and the Company's Credit Agreement. The call rights expire 30 days after the Vesting Date.

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

    The combination of the NBC Holdings Corp. 2005 Restricted Stock Plan, the RSPA, the SRA and the SBA is intended to provide a minimum compensation benefit of $1.0 million to each of the Officers assuming that they remain employed by the Company through September 30, 2010 - all subject to certain adjustments and conditions related to the Company's debt covenants and the Company's Credit Agreement - as described above.

    Due to the put rights on behalf of the Officers, share-based compensation will be remeasured at the end of each reporting period and accrued to a minimum of $3.0 million plus anticipated cash bonuses to be paid to reimburse the Officers for any federal, state and local taxes thereon from the date of issuance of the restricted stock until September 30, 2010 and recorded as "other long-term liabilities" in the consolidated balance sheets. At March 31, 2007, this liability totaled $1.0 million.

    During fiscal year 2006, the Company also accrued $0.5 million for bonuses intended to reimburse the Officers for the federal, state and local taxes related to the issuance of the 4,200 shares at $0.01 per share and this cash bonus.

N.  SEGMENT INFORMATION

    The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's operating segments based upon differences in products and services provided. The Company has three operating segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore and Textbook Divisions qualify as reportable operating segments, while separate disclosure of the Complementary Services Division is provided as management believes that information about this operating segment is useful to the readers of the Company's consolidated financial statements. The Bookstore Division segment encompasses the operating activities of the Company's college bookstores located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

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

    EBITDA is the measure of segment profit or loss utilized by the Chief Executive Officer (chief operating decision maker) in making decisions about resources to be allocated to operating segments and assessing operating segment performance.

    The following table provides selected information about profit or loss (excluding the impact of the Company's interdivisional administrative fee - see Note Q, Condensed Consolidating Financial Information, to the consolidated financial statements) and assets on a segment basis for the fiscal years ended March 31, 2007, 2006, and 2005, respectively:

                                                                            Complementary
                                                   Bookstore     Textbook     Services
                                                   Division      Division     Division       Total
                                                 ------------  ------------ ------------ -------------
Fiscal year ended March 31, 2007:
  External customer revenues                    $ 417,112,526 $ 100,486,178 $ 26,829,260 $ 544,427,964
  Intersegment revenues                             1,364,087    35,312,214    5,386,046    42,062,347
  Depreciation and amortization expense             6,395,788     6,077,021    2,570,654    15,043,463
  Earnings before interest, taxes, depreciation,
  and amortization (EBITDA)                        44,511,202    32,210,010    2,716,144    79,437,356
  Total assets                                    164,948,074   145,870,214   24,616,067   335,434,355

Fiscal year ended March 31, 2006:
  External customer revenues                    $ 290,690,410 $ 106,368,601 $ 23,048,888 $ 420,107,899
  Intersegment revenues                             1,419,670    26,187,339    3,632,976    31,239,985
  Depreciation and amortization expense             4,549,556     6,059,222    2,629,303    13,238,081
  Earnings before interest, taxes, depreciation,
  and amortization (EBITDA)                        36,056,380    31,938,743    1,220,529    69,215,652
  Total assets                                    102,688,796   151,703,016   22,991,336   277,383,148

Fiscal year ended March 31, 2005:
  External customer revenues                    $ 262,282,432 $ 109,084,564 $ 30,787,344 $ 402,154,340
  Intersegment revenues                             1,385,319    24,853,911    2,980,096    29,219,326
  Depreciation and amortization expense             4,115,988     5,813,681    2,746,146    12,675,815
  Earnings before interest, taxes, depreciation,
  and amortization (EBITDA)                        34,607,848    32,181,393    1,805,367    68,594,608
  Total assets                                     86,754,851   155,867,124   26,120,562   268,742,537

    The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005, respectively:

                                              Fiscal Year   Fiscal Year   Fiscal Year
                                                 Ended         Ended         Ended
                                               March 31,      March 31,    March 31,
                                                 2007           2006          2005
                                            -------------- -------------- -------------
Revenues:
  Total for reportable segments             $ 586,490,311  $ 451,347,884  $ 431,373,666
  Elimination of intersegment revenues        (42,062,347)   (31,239,985)   (29,219,326)
                                            -------------- -------------- -------------
    Consolidated total                      $ 544,427,964  $ 420,107,899  $ 402,154,340
                                            ============== ============== =============

Depreciation and Amortization Expense:
  Total for reportable segments             $  15,043,463  $  13,238,081  $  12,675,815
  Corporate administration                        485,893        437,048        490,528
                                            -------------- -------------- -------------
    Consolidated total                      $  15,529,356  $  13,675,129  $  13,166,343
                                            ============== ============== =============

Income Before Income Taxes:
  Total EBITDA for reportable segments      $  79,437,356  $  69,215,652  $  68,594,608
  Corporate administrative costs              (11,323,483)    (8,012,619)    (7,591,429)
                                            -------------- -------------- -------------
                                               68,113,873     61,203,033     61,003,179
  Depreciation and amortization               (15,529,356)   (13,675,129)   (13,166,343)
                                            -------------- -------------- -------------
    Consolidated income from operations        52,584,517     47,527,904     47,836,836
  Interest and other expense, net             (31,716,939)   (27,595,306)   (25,214,694)
                                            -------------- -------------- -------------
    Consolidated income before income taxes $  20,867,578  $  19,932,598  $  22,622,142
                                            ============== ============== =============

                                                    Fiscal Year Ended March 31,
                                                 2007           2006           2005
                                            -------------- -------------- -------------
Total Assets:
  Total for reportable segments             $ 335,434,355  $ 277,383,148  $ 268,742,537
  Assets not allocated to segments:
    Cash and cash equivalents                  20,180,524     26,806,386     25,529,299
    Receivables                                13,985,140     13,868,221     10,133,799
    Recoverable income taxes                            -      1,438,819              -
    Deferred income taxes                       1,290,113      1,102,002      1,013,182
    Prepaid expenses and other assets           1,791,710      1,559,788        585,409
    Property and equipment, net                12,453,302     11,664,269     11,394,329
    Goodwill                                  269,061,875    269,061,875    269,061,875
    Debt issue costs, net                       6,939,046      7,697,227      8,968,851
    Identifiable intangibles, net              31,968,596     31,320,000     31,320,000
    Other assets                                2,382,931      3,444,595        490,001
                                            -------------- -------------- -------------
      Consolidated total                    $ 695,487,592  $ 645,346,330  $ 627,239,282
                                            ============== ============== =============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

O.  RELATED PARTY TRANSACTIONS

    In accordance with the Company's debt covenants, in fiscal year 2005, the Company declared and paid $0.1 million in dividends to NBC for costs associated with the March 4, 2004 Transaction.

P. CLOSURE OF CALIFORNIA WAREHOUSE

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

                                       Fiscal Year
                                         Ended        Cumulative     Total
                                        March 31,       Costs      Expected
                                         2007 (1)      Incurred      Costs
                                      ------------ -------------- ------------
Costs of Closure:
  One-time termination benefits         $ 473,000      $ 473,000    $ 473,000

  Costs to terminate contracts            189,000        189,000      189,000

  Costs of consolidation/relocation       112,475        112,475      112,475
                                      ------------ -------------- ------------
                                        $ 774,475      $ 774,475    $ 774,475
                                      ============ ============== ============

                                        Balance,   Costs Incurred                                Balance,
                                        April 1,    and Charged      Costs                      March 31,
                                          2006       to Expense   Paid/Settled  Adjustments (2)  2007 (1)
                                      ------------ -------------- ------------ ---------------- ----------
Liability Reconciliation:
  One-time termination benefits         $       -      $ 473,000   $ (232,840)     $        -    $ 240,160

  Costs to terminate contracts                  -        372,000     (189,000)       (183,000)           -

  Costs of consolidation/relocation             -        112,475     (112,475)              -            -
                                      ------------ -------------- ------------ ---------------- ----------
                                        $       -      $ 957,475   $ (534,315)     $ (183,000)   $ 240,160
                                      ============ ============== ============ ================ ==========

     (1) One-time termination benefits, costs to terminate a contract, and costs of consolidation/relocation are included in "accounts payable" in the consolidated balance sheets until paid. In the consolidated statements of operations, such costs are separately identified as part of "income from operations".

     (2) The landlord identified a new tenant for the warehouse space, resulting in early termination of the lease on March 31, 2007 that differs from original expectation at time of warehouse closing on October 27,2006.


Q.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2007
-----------------------------------------------------------------------------------------------------------

                                                Nebraska
                                                  Book          Subsidiary                    Consolidated
                                               Company, Inc.    Guarantors    Eliminations       Totals
                                              --------------  -------------- --------------   -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $  28,626,228   $   4,356,648   $           -    $ 32,982,876
  Receivables                                    55,952,988      30,465,246     (31,469,164)     54,949,070
  Inventories                                    48,650,104      45,898,602               -      94,548,706
  Deferred income taxes                           1,290,113       3,971,001               -       5,261,114
  Prepaid expenses and other assets               1,778,265         215,379               -       1,993,644
                                              --------------  --------------  --------------  --------------
    Total current assets                        136,297,698      84,906,876     (31,469,164)    189,735,410

PROPERTY AND EQUIPMENT, net                      36,695,453       6,382,656               -      43,078,109

GOODWILL                                        296,070,255      15,536,109               -     311,606,364

IDENTIFIABLE INTANGIBLES, NET                    46,102,524      93,722,192               -     139,824,716

OTHER ASSETS                                    126,323,594         893,866    (115,974,467)     11,242,993
                                              --------------  --------------  --------------  --------------
                                              $ 641,489,524   $ 201,441,699   $(147,443,631)   $695,487,592
                                              ==============  ==============  ==============  ==============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $  20,987,108   $  38,987,194   $ (31,469,164)   $ 28,505,138
  Accrued employee compensation and benefits     10,965,774       3,247,227               -      14,213,001
  Accrued interest                                  710,800               -               -         710,800
  Accrued incentives                                 83,641       6,899,621               -       6,983,262
  Accrued expenses                                1,994,079         340,160               -       2,334,239
  Income taxes payable                            2,613,044         640,030               -       3,253,074
  Deferred revenue                                  898,666               -               -         898,666
  Current maturities of long-term debt            1,957,854               -               -       1,957,854
  Current maturities of capital
  lease obligations                                 490,815               -               -         490,815
                                              --------------  -------------- --------------- ---------------
    Total current liabilities                    40,701,781      50,114,232     (31,469,164)     59,346,849

LONG-TERM DEBT, net of current maturities       370,433,831               -               -     370,433,831

CAPITAL LEASE OBLIGATIONS,
net of current maturities                         2,704,268               -               -       2,704,268

OTHER LONG-TERM LIABILITIES                       2,898,350          85,000               -       2,983,350

DEFERRED INCOME TAXES                            23,344,118      35,268,000               -      58,612,118

DUE TO PARENT                                    16,733,279               -               -      16,733,279

COMMITMENTS

STOCKHOLDER'S EQUITY                            184,673,897     115,974,467    (115,974,467)    184,673,897
                                              --------------  -------------- --------------- ---------------
                                              $ 641,489,524   $ 201,441,699   $(147,443,631)   $695,487,592
                                              ==============  ============== =============== ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2006
--------------------------------------------------------------------------------------------------------------

                                                  Nebraska
                                                    Book         Subsidiary                     Consolidated
                                                 Company, Inc.   Guarantors     Eliminations       Totals
                                                -------------- --------------  --------------- ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $ 29,955,367   $  3,427,355   $            -   $  33,382,722
  Receivables                                      53,512,094     17,338,425      (33,089,733)     37,760,786
  Inventories                                      44,500,121     30,378,321                -      74,878,442
  Recoverable income taxes                          1,438,819              -                -       1,438,819
  Deferred income taxes                             1,102,002      4,081,000                -       5,183,002
  Prepaid expenses and other assets                 1,559,788         74,695                -       1,634,483
                                                --------------  -------------  --------------- ---------------
    Total current assets                          132,068,191     55,299,796      (33,089,733)    154,278,254

PROPERTY AND EQUIPMENT, net                        35,394,913      4,568,000                -      39,962,913

GOODWILL                                          293,049,842              -                -     293,049,842

IDENTIFIABLE INTANGIBLES, net                      48,164,991     97,313,515                -     145,478,506

OTHER ASSETS                                       89,536,903         23,210      (76,983,298)     12,576,815
                                                --------------  -------------  --------------- ---------------
                                                 $598,214,840   $157,204,521   $ (110,073,031)  $ 645,346,330
                                                ==============  =============  =============== ===============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $ 19,810,267   $ 33,089,733   $  (33,089,733)  $  19,810,267
  Accrued employee compensation and benefits        8,591,317      1,423,354                -      10,014,671
  Accrued interest                                    628,906              -                -         628,906
  Accrued incentives                                   71,891      7,487,605                -       7,559,496
  Accrued expenses                                    971,669         24,531                -         996,200
  Deferred revenue                                    714,423              -                -         714,423
  Current maturities of long-term debt              3,206,582              -                -       3,206,582
  Current maturities of capital
  lease obligations                                   281,604              -                -         281,604
                                                -------------  -------------  --------------- ---------------
    Total current liabilities                      34,276,659     42,025,223      (33,089,733)     43,212,149

LONG-TERM DEBT, net of current maturities         348,596,275              -                -     348,596,275

CAPITAL LEASE OBLIGATIONS,
net of current maturities                           2,224,684              -                -       2,224,684

OTHER LONG-TERM LIABILITIES                         1,528,533              -                -       1,528,533

DEFERRED INCOME TAXES                              22,070,727     38,196,000                -      60,266,727

DUE TO PARENT                                      16,649,682              -                -      16,649,682

COMMITMENTS

STOCKHOLDER'S EQUITY                              172,868,280     76,983,298      (76,983,298)    172,868,280
                                                --------------  -------------  --------------- ---------------
                                                 $598,214,840   $157,204,521   $ (110,073,031)  $ 645,346,330
                                                ==============  =============  =============== ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2007
-------------------------------------------------------------------------------------------------------------

                                                Nebraska
                                                  Book         Subsidiary                      Consolidated
                                              Company, Inc.    Guarantors      Eliminations       Totals
                                             --------------- ---------------  --------------- ---------------
REVENUES, net of returns                       $344,250,733    $235,668,504    $ (35,491,273)   $544,427,964

COSTS OF SALES (exclusive of
depreciation shown below)                       215,799,510     154,760,028      (38,115,547)    332,443,991
                                             --------------- ---------------  --------------- ---------------
  Gross profit                                  128,451,223      80,908,476        2,624,274     211,983,973

OPERATING EXPENSES (INCOME):
  Selling, general and administrative            96,426,536      44,044,815        2,624,274     143,095,625
  Closure of California Warehouse                         -         774,475                -         774,475
  Depreciation                                    4,553,736       1,362,022                -       5,915,758
  Amortization                                    3,778,990       5,834,608                -       9,613,598
  Intercompany administrative fee                (3,933,600)      3,933,600                -               -
  Equity in earnings of subsidiary              (17,075,676)              -       17,075,676               -
                                             --------------- ---------------  --------------- ---------------
                                                 83,749,986      55,949,520       19,699,950     159,399,456
                                             --------------- ---------------  --------------- ---------------
INCOME FROM OPERATIONS                           44,701,237      24,958,956      (17,075,676)     52,584,517
                                             --------------- ---------------  --------------- ---------------
OTHER EXPENSES (INCOME):
  Interest expense                               33,113,297          22,240                -      33,135,537
  Interest income                                (1,593,838)        (49,760)               -      (1,643,598)
  Loss on derivative financial instruments          225,000               -                -         225,000
                                             --------------- ---------------  --------------- ---------------
                                                 31,744,459         (27,520)               -      31,716,939
                                             --------------- ---------------  --------------- ---------------

INCOME BEFORE INCOME TAXES                       12,956,778      24,986,476      (17,075,676)     20,867,578

INCOME TAX EXPENSE                                  345,292       7,910,800                -       8,256,092
                                             --------------- ---------------  --------------- ---------------
NET INCOME                                     $ 12,611,486    $ 17,075,676    $ (17,075,676)   $ 12,611,486
                                             =============== ===============  =============== ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2006
--------------------------------------------------------------------------------------------------------------

                                                 Nebraska
                                                   Book         Subsidiary                      Consolidated
                                               Company, Inc.    Guarantors      Eliminations       Totals
                                              -------------------------------  --------------- ---------------
REVENUES, net of returns                        $302,622,642    $143,672,596    $ (26,187,339)   $420,107,899

COSTS OF SALES (exclusive of depreciation
shown below)                                     190,955,283      88,281,774      (28,323,008)    250,914,049
                                              --------------- ---------------  --------------- ---------------
  Gross profit                                   111,667,359      55,390,822        2,135,669     169,193,850

OPERATING EXPENSES (INCOME):
  Selling, general and administrative             82,044,955      23,810,193        2,135,669     107,990,817
  Depreciation                                     4,123,221         789,510                -       4,912,731
  Amortization                                     3,330,946       5,431,452                -       8,762,398
  Intercompany administrative fee                 (3,697,200)      3,697,200                -               -
  Equity in earnings of subsidiary               (13,351,103)              -       13,351,103               -
                                              --------------- ---------------  --------------- ---------------
                                                  72,450,819      33,728,355       15,486,772     121,665,946
                                              --------------- ---------------  --------------- ---------------
INCOME FROM OPERATIONS                            39,216,540      21,662,467      (13,351,103)     47,527,904
                                              --------------- ---------------  --------------- ---------------
OTHER EXPENSES (INCOME):
  Interest expense                                29,395,142               -                -      29,395,142
  Interest income                                 (1,274,836)              -                -      (1,274,836)
  Gain on derivative financial instruments          (525,000)              -                -        (525,000)
                                              --------------- ---------------  --------------- ---------------
                                                  27,595,306               -                -      27,595,306
                                              --------------- ---------------  --------------- ---------------

INCOME BEFORE INCOME TAXES                        11,621,234      21,662,467      (13,351,103)     19,932,598

INCOME TAX EXPENSE (BENEFIT)                        (620,259)      8,311,364                -       7,691,105
                                              --------------- ---------------  --------------- ---------------
NET INCOME                                      $ 12,241,493    $ 13,351,103    $ (13,351,103)   $ 12,241,493
                                              =============== ===============  =============== ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2005
--------------------------------------------------------------------------------------------------------

                                           Nebraska
                                             Book          Subsidiary                      Consolidated
                                         Company, Inc.     Guarantors      Eliminations       Totals
                                        --------------- ---------------  ---------------  --------------
REVENUES, net of returns                 $ 273,459,283   $ 153,548,968   $ (24,853,911)   $ 402,154,340

COSTS OF SALES (exclusive of
depreciation shown below)                  171,662,429      95,786,052     (26,810,348)     240,638,133
                                        --------------- --------------- ---------------  ---------------
  Gross profit                             101,796,854      57,762,916       1,956,437      161,516,207

OPERATING EXPENSES (INCOME):
  Selling, general and administrative       73,377,545      25,179,046       1,956,437      100,513,028
  Depreciation                               4,362,114         545,729               -        4,907,843
  Amortization                               2,827,048       5,431,452               -        8,258,500
  Intercompany administrative fee             (969,900)        969,900               -                -
  Equity in earnings of subsidiary         (15,266,457)              -      15,266,457                -
                                        --------------- --------------- ---------------  ---------------
                                            64,330,350      32,126,127      17,222,894      113,679,371
                                        --------------- --------------- ---------------  ---------------
INCOME FROM OPERATIONS                      37,466,504      25,636,789     (15,266,457)      47,836,836
                                        --------------- --------------- ---------------  ---------------
OTHER EXPENSES (INCOME):
  Interest expense                          25,853,629               -               -       25,853,629
  Interest income                             (638,935)              -               -         (638,935)
                                        --------------- --------------- ---------------  ---------------
                                            25,214,694               -               -       25,214,694
                                        --------------- --------------- ---------------  ---------------

INCOME BEFORE INCOME TAXES                  12,251,810      25,636,789     (15,266,457)      22,622,142

INCOME TAX EXPENSE (BENEFIT)                (1,208,214)     10,370,332               -        9,162,118
                                        --------------- --------------- ---------------  ---------------
NET INCOME                               $  13,460,024   $  15,266,457   $ (15,266,457)   $  13,460,024
                                        =============== =============== ===============  ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2007
--------------------------------------------------------------------------------------------------------------------


                                                           Nebraska
                                                            Book         Subsidiary                   Consolidated
                                                         Company, Inc.    Guarantors    Eliminations     Totals
                                                        -------------- --------------- -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES                     $ 27,434,996   $     81,182   $         -    $ 27,516,178

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (4,770,795)    (1,772,279)            -      (6,543,074)
  Acquisitions, net of cash acquired                      (25,200,030)      (673,632)            -     (25,873,662)
  Proceeds from sale of property and equipment                107,100        206,405             -         313,505
  Software development costs                                 (705,523)             -             -        (705,523)
  Cash acquired in acquisition of subsidiary guarantor     (3,087,617)     3,087,617             -               -
                                                        -------------- -------------- ------------- ---------------
      Net cash flows from investing activities            (33,656,865)       848,111             -     (32,808,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                 24,000,000              -             -      24,000,000
  Payment of financing costs                                 (964,774)             -             -        (964,774)
  Principal payments on long-term debt                     (3,411,172)      (410,000)            -      (3,821,172)
  Principal payments on capital lease obligations            (390,205)             -             -        (390,205)
  Intercompany financing activity                         (14,341,119)    14,341,119             -               -
  Net decrease in revolving credit facility                         -    (13,931,119)            -     (13,931,119)
                                                        -------------- -------------- ------------- ---------------
      Net cash flows from financing activities              4,892,730              -             -       4,892,730
                                                        -------------- -------------- ------------- ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (1,329,139)       929,293             -        (399,846)

CASH AND CASH EQUIVALENTS, Beginning of period             29,955,367      3,427,355             -      33,382,722
                                                        -------------- -------------- ------------- ---------------
CASH AND CASH EQUIVALENTS, End of period                 $ 28,626,228   $  4,356,648   $         -    $ 32,982,876
                                                        ============== ============== ============= ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2006
-------------------------------------------------------------------------------------------------------------


                                                     Nebraska
                                                      Book         Subsidiary                   Consolidated
                                                  Company, Inc.    Guarantors    Eliminations      Totals
                                                  -------------- -------------- ------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES               $ 20,939,334    $ 1,633,898    $         -   $ 22,573,232

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (6,642,990)      (668,704)             -     (7,311,694)
  Acquisitions, net of cash acquired                (10,848,509)             -              -    (10,848,509)
  Proceeds from sale of property and equipment           38,029              -              -         38,029
                                                  -------------- -------------- -------------- --------------
      Net cash flows from investing activities      (17,453,470)      (668,704)             -    (18,122,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                           (248,813)             -              -       (248,813)
  Principal payments on long-term debt               (1,832,143)             -              -     (1,832,143)
  Principal payments on capital lease obligations      (260,920)             -              -       (260,920)
  Capital contributions                                  49,197              -              -         49,197
                                                  -------------- -------------- -------------- --------------
      Net cash flows from financing activities       (2,292,679)             -              -     (2,292,679)
                                                  -------------- -------------- -------------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             1,193,185        965,194              -      2,158,379

CASH AND CASH EQUIVALENTS, Beginning of period       28,762,182      2,462,161              -     31,224,343
                                                  -------------- -------------- -------------- --------------
CASH AND CASH EQUIVALENTS, End of period           $ 29,955,367    $ 3,427,355    $         -   $ 33,382,722
                                                  ============== ============== ============== ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2005
--------------------------------------------------------------------------------------------------------------

                                                     Nebraska
                                                      Book         Subsidiary                    Consolidated
                                                  Company, Inc.    Guarantors    Eliminations      Totals
                                                  ------------- ---------------  ------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES               $ 14,436,611    $ 2,245,579     $        -    $ 16,682,190

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (5,463,733)    (2,201,942)             -      (7,665,675)
  Acquisitions, net of cash acquired                (20,160,079)             -              -     (20,160,079)
  Decrease in restricted cash                        27,065,000              -              -      27,065,000
  Proceeds from sale of property and equipment           10,469          2,730              -          13,199
                                                  -------------- --------------  -------------  --------------
      Net cash flows from investing activities        1,451,657     (2,199,212)             -        (747,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                           (437,915)             -              -        (437,915)
  Principal payments on long-term debt              (17,238,880)             -              -     (17,238,880)
  Principal payments on capital lease obligations      (182,094)             -              -        (182,094)
  Dividends paid to parent                             (132,466)             -              -        (132,466)
  Capital contributions                                   4,882              -              -           4,882
                                                  -------------- --------------  -------------  --------------
      Net cash flows from financing activities      (17,986,473)             -              -     (17,986,473)
                                                  -------------- --------------  -------------  --------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     (2,098,205)        46,367              -      (2,051,838)

CASH AND CASH EQUIVALENTS, Beginning of period       30,860,387      2,415,794              -      33,276,181
                                                  -------------- --------------  -------------  --------------
CASH AND CASH EQUIVALENTS, End of period           $ 28,762,182    $ 2,462,161     $        -    $ 31,224,343
                                                  ============== ==============  =============  ==============

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE.

    None.


                        ITEM 9A. CONTROLS AND PROCEDURES.

    (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

    (B) CHANGES IN INTERNAL CONTROLS. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           ITEM 9B. OTHER INFORMATION.

    Not applicable.

                                    PART III

        ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

    The members of our Board of Directors and senior executive officers and their ages are as follows:

         NAME           AGE                  POSITION
         ----           ---                  --------
   Mark L. Bono         47   Director
   R. Sean Honey        36   Director
   Mark W. Oppegard     57   Chief Executive Officer, President and Director
   Barry S. Major       50   Chief Operating Officer and Director
   Alan G. Siemek       47   Chief Financial Officer, Senior Vice President of
                             Finance and Administration, Treasurer, and
                             Assistant Secretary
   Robert A. Rupe       59   Senior Vice President - Bookstore Division
   Michael J. Kelly     49   Senior Vice President - Textbook Division
   Larry R. Rempe       59   Senior Vice President - Complementary Services

   The business experience, principal occupation and employment as well as the periods of service of each of our directors and senior executive officers during the last five fiscal years are set forth below.

    MARK L. BONO became a Director of ours and NBC upon the consummation of the Weston Presidio Transaction in fiscal year 2003. Mr. Bono joined Weston Presidio in 1999 and is a member of the general partners of the Weston Funds. Prior to 1999, Mr. Bono served in various positions at Tucker Anthony, an investment banking firm, including Managing Director and Co-Head of Mergers and Acquisitions. Mr. Bono also serves as a Director of Trimark Sportswear Group, Herald Media, and Rockwood.

    R. SEAN HONEY was named a Director of ours and NBC upon the consummation of the March 4, 2004 Transaction. Mr. Honey joined Weston Presidio in 1999 and is a member of the general partners of the Weston Funds. Prior to 1999, Mr. Honey served in various positions at J.P. Morgan in both Mergers and Acquisitions and Merchant Banking. Mr. Honey also serves as a Director of Apple American Group, Cellu Tissue Holdings, Schurman Fine Papers, and Purcell Systems.

    MARK W. OPPEGARD has served in the college bookstore industry for 37 years (all of which have been with us) and became our Chief Executive Officer and President/Chief Executive Officer, Secretary and a Director of NBC on February 13, 1998. Additionally, Mr. Oppegard has served as our President since 1992 and as our Director since 1995. Prior to 1998, Mr. Oppegard served as Vice President, Secretary, Assistant Treasurer and a Director of NBC between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions with us, including Vice President of the Bookstore Division.

    BARRY S. MAJOR, who has served in the college bookstore industry for 8 years (all of which have been with us), was named our Chief Operating Officer in January, 1999, and upon consummation of the March 4, 2004 Transaction, was also named our Director and NBC's Director. Prior to joining us, Mr. Major served in various executive management positions at SITEL Corporation (SITEL), a company listed on the New York Stock Exchange that provides outsourced telephone and Internet-based sales and customer service. Joining SITEL in 1995 as the Executive Vice President of Finance, Mr. Major was named Chief Financial Officer in 1996 and assumed the role of President of the North America Region in 1997. Between 1985 and 1995, Mr. Major served in a series of positions, including President in 1995, Executive Vice President, and Senior Vice President/Credit Manager, with American National Corporation, a multi-bank holding company operating three banks throughout Omaha and Southeast Nebraska.

    ALAN G. SIEMEK, who has served in the college bookstore industry for 8 years (all of which have been with us), was named our Senior Vice President of Finance and Administration in April, 2001. Mr. Siemek has also served as our Chief Financial Officer, Treasurer and Assistant Secretary and Vice President and Treasurer of NBC since July, 1999. Prior to joining us, Mr. Siemek served as Corporate Controller at SITEL, starting in 1997. Between 1994 and 1997, Mr. Siemek served in the positions of Director and Manager of SEC Reporting and Risk Management for MFS Communications, a billion dollar telecommunications firm. Prior to joining MFS Communications, Mr. Siemek spent eleven years in public accounting with Coopers & Lybrand LLP in their Omaha and New York offices.

    ROBERT A. RUPE, who has served in the college bookstore industry for 6 years (all of which have been with us), was named Senior Vice President of the Bookstore Division in April, 2001. Prior to joining us and a one-year period in which he was self-employed as a management training consultant, Mr. Rupe served as Vice President of Operations of Busybody, Inc., a specialty retailer with over 100 retail locations, from 1995 to 2000. Mr. Rupe has 36 years of retail experience, including a variety of senior management positions at May Department Stores, Marshall Field and Company, Phillips Van-Huesen and International Paper.

    MICHAEL J. KELLY, who has served in the college bookstore industry for 7 years (all of which have been with us), was named Senior Vice President of the Textbook Division in April, 2005. Prior to April, 2005, Mr. Kelly served as Senior Vice President of Distance Learning/Marketing Services and Other Complementary Services from August, 2001 to March, 2005 and as Vice President of E-commerce from November, 1999 to July, 2001. Prior to joining us, Mr. Kelly served in various executive management positions at SITEL. Joining SITEL in 1995 as a Business Unit Vice President of Administration and Finance, Mr. Kelly was named a Business Unit President in 1997, assumed the role of Chief Information Officer for the North America Region in March, 1998, and was named Chief Technology Officer for Global Operations in August, 1998. Between 1981 and 1995, Mr. Kelly served as Director of Information Technology for Father Flanagan's Boys Home, a non-profit organization offering services to troubled children.

    LARRY R. REMPE has served in the college bookstore industry for 21 years (all of which have been with us) and was named Senior Vice President of Complementary Services in April, 2005. Prior to April, 2005, Mr. Rempe served as Vice President of Information Systems since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc., a holding company that owned us until 1995.

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


                        ITEM 11. EXECUTIVE COMPENSATION.

    The following tables and paragraphs provide information concerning compensation paid by us for the last three fiscal years to our Chief Executive Officer, Chief Financial Officer, and three other most highly compensated senior executive officers (each, an "Executive") earning in excess of $100,000 in total compensation as defined in Regulation S-K, subpart 229.402(a)(3), including compensation discussion and analysis, summary compensation table, employment agreements, outstanding equity awards, nonqualified deferred compensation, potential payments upon termination or change in control, compensation of directors, compensation committee interlocks and insider participation, and compensation committee report.

COMPENSATION DISCUSSION AND ANALYSIS

    COMPENSATION PHILOSOPHY. Our compensation programs are intended to attract and retain vital employees and to properly incent high level talent to work for and ultimately add value to the Company for the benefit of the shareholders.

    COMPENSATION COMMITTEE AND COMPENSATION PROCESS. We do not have a formal Compensation Committee; however, the two directors affiliated with Weston Presidio, the majority equity owner of NBC Holdings Corp. (our ultimate parent company), act to approve the chief executive officer base salary compensation, our budget, and all stock option or other equity awards. All other decisions related to compensation are approved by our chief executive officer and chief operating officer as appropriate.

    EXECUTIVE COMPENSATION COMPONENTS. Components of our Executive compensation include base salary, bonus, stock option and other equity awards, severance benefits, health insurance, disability and life insurance, and various other insurance coverages as described in further detail below. The following is a brief description of each principal element of compensation:

     1) BASE SALARY. Base salaries are intended to compensate the Executives and all other salaried employees for their basic services performed for us on an annual basis. In setting base salaries, we take into account the Executive's experience, the functions and responsibilities of the job, and any other factors relevant to that particular job. Base salaries are typically adjusted annually by our chief executive officer and chief operating officer; however, we do not limit ourselves to this schedule. The chief executive officer's base salary is approved by Messrs. Bono and Honey of the Board of Directors.

     2) BONUS PLAN. We use our executive bonus plan to incent each Executive on an annual basis. Bonuses for each Executive are initially determined by a preset percentage of the Executive's salary based upon attainment of goals related to our consolidated EBITDA compared to budget. Such goals may be revised for material unbudgeted events. Typically the minimum percentage needed to qualify for a bonus is 93% of budgeted EBITDA, and the maximum bonus amounts are achieved at 110% of budgeted EBITDA. Such initial calculated amounts are then adjusted by our chief executive officer and chief operating officer based upon non-quantifiable criteria in evaluating job performance.

     3) STOCK OPTION AND OTHER EQUITY AWARDS. We utilize nonqualified stock options and other equity awards to incent the Executives to remain with us and to maximize long-term value for our shareholders. We have generally awarded stock options on an annual basis to each Executive based upon informal performance measures. Generally, we must achieve at least 93% of the budgeted EBITDA before options are granted. Messrs. Bono and Honey receive a recommendation from our chief executive officer regarding the number of stock options to be granted to each Executive and then adjust such recommendation as they consider appropriate. In addition, in March 2006, upon the approval of the entire Board of Directors, our chief executive officer, chief financial officer, and chief operating officer were each issued 1,400 shares of Restricted Stock for $0.01 per share. This issuance of shares was designed to incent those named Executives to remain with us until at least September 30, 2010. Since this issuance of Restricted Stock, these named Executives have not received any further grants of stock options.

     4) SEVERANCE PLANS. Each Executive has signed a memorandum of understanding under which they may be paid severance of up to (i) one year of base salary, (ii) pro rata bonuses and (iii) continuation of health, life and disability benefits for up to 12 months if they are terminated without cause (as defined in those agreements).

     5) OTHER BENEFITS. We maintain health, dental and vision insurance plans for the benefit of eligible employees, including the Executives. The health and dental plans require the employee to pay a portion of the premium and we pay the remainder. The vision plan premium is paid in its entirety by the employee. We also maintain a 401(k) retirement plan that is available to all eligible employees. We currently match elective employee-participant contributions on the basis of 100% of the employee's contribution up to 5% of their total compensation. Certain amounts of life, accidental death and dismemberment, and short and long-term disability insurance coverage is also offered to all eligible employees and premiums or costs are paid in full by us. Certain other voluntary insurance coverages are available to eligible employees, such as supplemental life, cancer and personal accident insurance with the entire premium paid by the employee. The foregoing benefits are available to each Executive on the same basis as all other eligible employees.

    We do not have a policy regarding the adjustment or recovery of compensation if the results on which that compensation was determined are restated or otherwise adjusted.

SUMMARY COMPENSATION TABLE

    The table presented below summarizes compensation to each Executive for the last three fiscal years:

                                           Summary Compensation Table

                                                                                  Change in
                                                                                 Nonqualified
                                                                          Option   Deferred        (3)
                                   Fiscal                       Stock     Awards Compensation  All Other
    Name and Principal Position     Year   Salary     Bonus    Awards(1)   (2)     Earnings   Compensation  Total
---------------------------------- ----- ---------- --------- ---------- ------- ------------ ------------ --------
Mark W. Oppegard - Chief
Executive Officer, President,
and Director                       2007   $295,006  $195,000  $ 332,319  $     -    $ 4,374    $ 11,516   $ 838,215
                                   2006    295,007         -          -        -      1,446     171,016     467,469
                                   2005    293,778    45,000          -        -          -      10,526     349,304
Alan G. Siemek - Chief
Financial Officer, Senior
Vice President of Finance
and Administration,
Treasurer and Assistant Secretary  2007    202,766   144,000    332,319        -          -      11,180     690,265
                                   2006    197,773         -          -        -          -     170,680     368,453
                                   2005    194,155    30,000          -        -          -      10,370     234,525

Barry S. Major - Chief Operating
Officer and Director               2007    272,770   189,000    332,319        -          -      11,180     805,269
                                   2006    267,775         -          -        -          -     170,680     438,455
                                   2005    263,533    43,000          -        -          -      10,430     316,963

Robert A. Rupe - Senior Vice
President - Bookstore Division     2007    188,307   130,000          -        -          -      11,431     329,738
                                   2006    174,445    30,000          -        -          -      11,016     215,461
                                   2005    158,619    40,000          -        -          -      10,766     209,385

Michael J. Kelly - Senior Vice
President - Textbook Division      2007    194,846    80,000          -        -          -       9,922     284,768
                                   2006    190,784         -          -        -          -      10,680     201,464
                                   2005    187,461    23,000          -        -          -      10,430     220,891


     (1) Represents share-based compensation recognized in connection with the 1,400 shares of restricted stock issued to each of Messrs. Oppegard, Siemek, and Major on March 31, 2006. Share-based compensation is being recognized from the date of issuance of the restricted stock through September 30, 2010. See Note M of the notes to the consolidated financial statements in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (2) There were no stock options granted in fiscal 2007. As further discussed in Note B of the notes to the consolidated financial statements in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, options granted prior to April 1, 2006 are accounted for under the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations utilizing the intrinsic value method. Under this method, share-based compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No share-based compensation was recognized in conjunction with such grants.

     (3) All other compensation consists of the following components: (a) in fiscal 2006, bonuses of $160,000 intended to reimburse each of Messrs. Oppegard, Siemek, and Major for the federal, state and local taxes related to the March 31, 2006 issuance of restricted stock and this cash bonus; (b) matching contributions to the NBC Retirement Plan; and
          (c) life insurance premiums paid by us on the Executive's behalf.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE - EMPLOYMENT AGREEMENTS

   We have employment agreements with each of the Executives. As amended, such agreements (the "Employment Agreements") with the aforementioned Executives provide for (1) an annual base salary, (2) incentive compensation based upon the attainment of financial objectives, and (3) customary fringe benefits. The salaries of the Executives are approximately as follows: Mr. Oppegard, $295,000 per annum; Mr. Siemek, $206,000 per annum; Mr. Major, $276,000 per annum; Mr. Rupe, $220,000 per annum; and Mr. Kelly, $197,000 per annum. Each of the Employment Agreements provides that their term will be automatically extended from year to year, unless terminated upon specified notice by either party.

   The Employment Agreements also provide that each Executive will be granted a number of options annually under the stock option plans described in Note M to the consolidated financial statements presented in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, with the size of such grant to be determined by the Board of Directors. Each such option shall have an exercise price not to be less than the fair market value per share as of the date of grant and will be exercisable as to 25% of the shares covered thereby on the date of grant and as to an additional 25% of the shares covered thereby on each of the first three anniversaries of the date of grant, subject to the Executive's continued employment with us on such dates.

   The Employment Agreements also provide for specified payments to the Executive upon the expiration of such agreements, in the event of termination of employment with us without "cause" (as defined in the respective agreements), and in the event of death or disability of the Executive during the term, as outlined below:

     o TERMINATION OF EMPLOYMENT UPON EXPIRATION OF THE TERM OF THE EMPLOYMENT AGREEMENT - If we have given the Executive notice of our intention to terminate employment at the end of the term of the Employment Agreement, the Executive is entitled to continued payment of base salary and health, life insurance and disability insurance benefits for a period of one year following the expiration of the term of the Employment Agreement.

     o TERMINATION OF EMPLOYMENT WITHOUT "CAUSE" PRIOR TO THE EXPIRATION OF THE TERM OF THE EMPLOYMENT AGREEMENT - If we have given the Executive notice of our intention to terminate employment without "cause" prior to the end of the term of the Employment Agreement, the Executive is entitled to continued payment of base salary and health, life insurance and disability insurance benefits for a period of one year following the date of termination. Additionally, the Executive is entitled to payment of any incentive bonus when otherwise due, prorated through the date of termination.

     o TERMINATION OF EMPLOYMENT UPON DEATH OR DISABILITY - If an Executive's employment is terminated as a result of death or disability, the Executive is entitled to continued payment of base salary for a period of six months following the date of termination. Additionally, the Executive is entitled to payment of any incentive bonus when otherwise due, prorated through the date of termination.

    The Employment Agreements also contain customary confidentiality obligations and non-competition agreements for each Executive spanning a period of three years from the date of termination.

   Finally, the Employment Agreements provide that the Executives will not sell, transfer, pledge or otherwise dispose of any shares of NBC common stock, except for certain transfers to immediate family members, in the event of disability and for estate planning purposes prior to the consummation by NBC of an initial public offering of NBC common stock.

OUTSTANDING EQUITY AWARDS

    The following table provides information concerning outstanding equity awards held by each Executive as of March 31, 2007:

                                             Outstanding Equity Awards at March 31, 2007

                                       Option Awards                                         Stock Awards
                         ----------------------------------------------- ----------------------------------------------------
                                                                                                                   Equity
                                                                                                    Equity       Incentive
                                                                                                   Incentive     Plan Awards:
                                                                                       Market     Plan Awards:   Market or
                                           (1)                               Number   Value of     Number of     Payout Value
                            Number        Number                           of Shares  Shares or    Unearned      of Unearned
                        of Securities  of Securities                        or Units   Units of  Shares, Units  Shares, Units
                          Underlying     Underlying                        of Stock     Stock      or Other       or Other
                         Unexercised    Unexercised   Option    Option       That        That    Rights That    Rights That
                          Options -     Options -    Exercise Expiration   Have Not    Have Not    Have Not      Have Not
          Name           Exercisable   Unexercisable   Price     Date     Vested (2)  Vested (3)  Vested (2)     Vested (4)
----------------------- ------------- -------------- -------- ---------- ----------- ----------- ------------- --------------
Mark W. Oppegard - Chief
Executive Officer,
President, and Director        5,950            -   $ 52.47    3/4/2014
                               2,675            -    106.00    3/4/2014
                               2,200            -    146.00    3/4/2014
                               1,472          491    160.00   11/8/2014
                                                                             311      $ 332,319      1,089       $ 1,171,230
Alan G. Siemek - Chief
Financial Officer, Senior
Vice President of Finance
and Administration,
Treasurer, and Assistant
Secretary                      4,728            -     52.47    3/4/2014
                               1,375            -    106.00    3/4/2014
                               1,375            -    146.00    3/4/2014
                               1,414          471    160.00   11/8/2014
                                                                             311        332,319      1,089         1,171,230
Barry S. Major - Chief
Operating Officer and
Director                       4,780            -     52.47    3/4/2014
                               2,500            -    106.00    3/4/2014
                               2,050            -    146.00    3/4/2014
                               1,472          491    160.00   11/8/2014
                                                                             311        332,319      1,089         1,171,230
Robert A. Rupe - Senior
Vice  President - Bookstore
Division                       1,375            -     52.47    3/4/2014
                               1,250            -    106.00    3/4/2014
                               1,175            -    146.00    3/4/2014
                               1,275          425    160.00   11/8/2014
                               1,200        1,200    160.00   8/28/2015
                                 590          590    160.00   3/29/2016

Michael J. Kelly - Senior
Vice President - Textbook
Division                       2,111            -     52.47    3/4/2014
                               1,375            -    106.00    3/4/2014
                               1,175            -    146.00    3/4/2014
                               1,200          400    160.00   11/8/2014
                               1,200        1,200    160.00   8/28/2015
                                 590          590    160.00   3/29/2016


     (1) There were three separate grants of stock options at an exercise price of $160/option - November 9, 2004, August 29, 2005, and March 30, 2006. Twenty-five percent of the options granted were exercisable immediately upon granting with the remaining options becoming exercisable in 25% increments over the subsequent three years. In connection with the March 4, 2004 Transaction, all existing options at March 4, 2004 vested, certain of which were cancelled in exchange for new options granted under the 2004 Stock Option Plan. Options granted in fiscal 2004 under the 2004 Stock Option Plan were fully vested and exercisable at prices consistent with the options which were cancelled.

     (2) Except in certain circumstances, the shares of restricted stock do not vest until September 30, 2010.

     (3) Represents the recognized portion of share-based compensation associated with the 1,400 shares of restricted stock issued to each of Messrs. Oppegard, Siemek, and Major on March 31, 2006. Due to the existence of the "put" rights, share-based compensation is being remeasured at the end of each reporting period and recognized from the date of issuance of the restricted stock through September 30, 2010. See Note M of the notes to the consolidated financial statements in
          Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (4) Represents the unrecognized portion of share-based compensation associated with the 1,400 shares of restricted stock issued to each of Messrs. Oppegard, Siemek, and Major on March 31, 2006. Due to the existence of the "put" rights, share-based compensation is being remeasured at the end of each reporting period and recognized from the date of issuance of the restricted stock through September 30, 2010. See Note M of the notes to the consolidated financial statements in
          Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NONQUALIFIED DEFERRED COMPENSATION

    The following table provides information concerning nonqualified deferred compensation for each Executive during the fiscal year ended March 31, 2007:

                   Nonqualified Deferred Compensation - March 31, 2007 (1)

                                                                    (2)       Aggregate    Aggregate
                                     Executive     Registrant    Aggregate   Withdrawals/   Balance
                                   Contributions  Contributions  Earnings   Distributions    as of
                                     in Fiscal      in Fiscal    in Fiscal    in Fiscal     March 31,
           Name                      Year 2007     Year 2007     Year 2007    Year 2007     2007 (2)
----------------------------------- -----------  -------------  ----------  -------------  ----------
Mark W. Oppegard - Chief
Executive Officer, President,
and Director                        $       -      $     -       $18,549      $    -        $250,392

Alan G. Siemek - Chief
Financial Officer,
Senior Vice President
of Finance and Administration,
Treasurer, and Assistant Secretary          -            -             -           -               -

Barry S. Major - Chief
Operating Officer and
Director                                    -            -             -           -               -

Robert A. Rupe - Senior
Vice President -
Bookstore Division                          -            -             -           -               -

Michael J. Kelly - Senior
Vice President - Textbook Division          -            -             -           -               -

     (1)  See Note L of the notes to the consolidated financial statements in
          Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for a brief description of the deferred compensation plan.

     (2) Included herein are above-market earnings of $4,374 in fiscal year 2007 and $1,446 in fiscal year 2006 which are included in the Summary Compensation Table above.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

    As described above, the employment agreements for each Executive include provisions for potential payment upon termination of employment. The following table quantifies the estimated payments and benefits that would be provided to the Executive in each covered circumstance, assuming the triggering event occurred on March 31, 2007:

                 Potential Payments Upon Termination or Change in Control - March 31, 2007 (1)

                                                                                                                Total
                                                         (3)                   (5)       (5)         (5)     Potential
                                                (2)    Prorated     (4)       Health     Life    Disability   Payment
                                               Base    Incentive Restricted Insurance  Insurance Insurance     Upon
                       Name                   Salary    Bonus      Stock     Benefits  Benefits   Benefits  Termination
--------------------------------------------- ------  ---------- ---------- --------- ---------- ---------  ------------
Mark W. Oppegard - Chief Executive Officer,
President, and Director
  Termination of Employment upon Expiration
  of Term                                    $295,006  $     -   $332,319   $10,992     $516        $277      $639,110

  Termination of Employment Without Cause     295,006        -    332,319    10,992      516         277       639,110

  Termination of Employment upon Death or
  Disability                                  147,503        -    332,319         -        -          -        479,822

Alan G. Siemek - Chief Financial Officer,
Senior Vice President of Finance and
Administration, Treasurer, and Assistant
Secretary
  Termination of Employment upon Expiration
  of Term                                     206,003        -    332,319    13,539      180         277       552,318

  Termination of Employment Without Cause     206,003        -    332,319    13,539      180         277       552,318

  Termination of Employment upon Death or
  Disability                                  103,002        -    332,319         -        -           -       435,321

Barry S. Major - Chief Operating
Officer and Director
  Termination of Employment upon Expiration
  of Term                                     275,995        -    332,319    13,539      180         277       622,310

  Termination of Employment Without Cause     275,995        -    332,319    13,539      180         277       622,310

  Termination of Employment upon Death or
  Disability                                  137,998        -    332,319         -        -           -       470,317

Robert A. Rupe - Senior Vice President -
Bookstore Division
  Termination of Employment upon Expiration
  of Term                                     220,002        -          -    11,082      516         277       231,877

  Termination of Employment Without Cause     220,002        -          -    11,082      516         277       231,877

  Termination of Employment upon Death or
  Disability                                  110,001        -          -         -        -           -       110,001

Michael J. Kelly - Senior Vice President -
Textbook Division
  Termination of Employment upon Expiration
  of Term                                     196,997        -          -    10,992      180         277       208,446

  Termination of Employment Without Cause     196,997        -          -    10,992      180         277       208,446

  Termination of Employment upon Death or
  Disability                                   98,499        -          -         -        -           -        98,499

     (1) The Employment Agreements are silent as to how payment amounts are ultimately determined and how payment is to be made (i.e. - monthly, lump sum, etc.). Our Board of Directors would ultimately be responsible for approving the terms of such termination payments.

     (2)  Base salary in place at time of termination.

     (3) It is assumed that incentive bonus earned for fiscal year 2007 was paid in the normal course of business. As the assumed termination does not fall within a fiscal year, no pro rata allocation is necessary.

     (4) In accordance with the Stock Repurchase Agreement, if Messrs. Oppegard, Siemek, or Major are terminated by us without cause or by reason of their death or disability during the period from March 31, 2006 to September 30, 2010, a number of the shares of Restricted Stock will become vested on the date of termination equal to the 1,400 shares which were issued times the number of days from March 31, 2006 to the date of termination divided by the number of days from March 31, 2006 to September 30, 2010. This value represents the cumulative balance of share-based compensation accrued at March 31, 2007 in Other Long-Term Liabilities - see Note M of the notes to the consolidated financial statements in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY Data. For purposes of this table, it is assumed that Messrs. Oppegard, Siemek, and Major would "put" the vested shares in accordance with the Stock Repurchase Agreement upon termination.

     (5)  Represents premiums paid by us on the Executive's behalf.

COMPENSATION OF DIRECTORS

   Our Directors receive no compensation for services but are reimbursed for out-of-pocket expenses. These reimbursements are less than $10,000 annually to each Director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    As previously mentioned, we do not currently have a compensation committee. Although no stock options or other equity awards were granted during the last fiscal year, Mark W. Oppegard, Chief Executive Officer, President, and Director, participates with Messrs. Bono and Honey in deliberations concerning stock options and other equity awards from time to time granted to the Executives.

COMPENSATION COMMITTEE REPORT

    Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis above with management and has approved the inclusion of such Compensation Discussion and Analysis in this Annual Report on Form 10-K for the year ended March 31, 2007.

    Board of Directors:
        Mark L. Bono;
        R. Sean Honey;
        Mark W. Oppegard; and
        Barry S. Major.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - All shares of our common stock are owned by NBC; therefore, the following table sets forth information on security ownership of NBC common stock beneficially owned by each person who owns more than 5.0% of such shares; each director; each senior executive officer named in Item 11, EXECUTIVE COMPENSATION; and all of our directors and senior executive officers treated as a group. Shares of NBC common stock issued and outstanding totaled 554,094 on June 29, 2007. Weston Presidio owns 36,455 of the issued and outstanding shares directly, with the remaining 517,639 issued and outstanding shares being owned by NBC Holdings Corp, a company which has 517,639 shares of capital stock issued and outstanding that are owned either by Weston Presidio or current and former members of management. The securities underlying the 2004 Stock Option Plan, of which 75,749 options are outstanding as of June 29, 2007, are shares of NBC Holdings Corp. capital stock. The shares listed and percentages calculated thereon are based upon NBC common stock outstanding as of June 29, 2007 and NBC Holdings Corp. capital stock underlying nonqualified stock options that are exercisable within sixty days, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. To the knowledge of NBC, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each senior executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.

                                                      Amount and
                                                       Nature of
                                                      Beneficial    Percent of
         Title of Class/Name of Beneficial Owner     Ownership (1)  Class (3)
---------------------------------------------------  -------------  ----------

Common Stock:
  Owning Greater Than 5% of Shares:
    Weston Presidio Capital IV, L.P. (2)                365,449      66.0%
    Weston Presidio Capital III, L.P. (2)               153,623      27.7%
    WPC Entrepreneur Fund, L.P. (2)                       7,579       1.4%
    WPC Entrepreneur Fund II, L.P. (2)                    5,785       1.0%

  Ownership of Directors:
    Mark L. Bono (2)                                    532,436      96.1%
    R. Sean Honey (2)                                         -         -

  Ownership of Senior Executive Officers
  Named in Item 11:
    Mark W. Oppegard                                     17,697       3.1%
    Alan G. Siemek                                       10,292       1.8%
    Barry S. Major (4)                                   13,949       2.5%
    Robert A. Rupe                                        6,865       1.2%
    Michael J. Kelly                                      7,651       1.4%

  Ownership of Directors and All Senior
  Executive Officers as a Group                         595,690      98.4%

     (1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of NBC common stock. Such shares include NBC Holdings Corp. shares underlying nonqualified stock options exercisable within sixty days, as follows: Mr. Oppegard - 12,297 shares; Mr. Siemek - 8,892 shares; Mr. Major - 10,802 shares; Mr. Rupe - 6,865 shares; Mr. Kelly
          - 7,651 shares; and 51,307 shares for all directors and senior executive officers as a group.

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

     (3) The percentages are calculated based upon 554,094 shares of NBC common stock outstanding as of June 29, 2007 and shares underlying nonqualified stock options exercisable within sixty days as detailed in footnote (1).

     (4) Beneficial ownership includes 1,747 shares of NBC common stock which are pledged as security for the full and timely payment of remaining amounts due under a promissory note Mr. Major has with NBC. In January, 1999, NBC issued 4,765 shares of its common stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 bearing interest at 5.25% per year. Remaining amounts due under the promissory note at March 31, 2007 totaled approximately $91,000.

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - Through NBC's parent, NBC Holdings Corp., NBC has a share-based compensation plan established to provide for the granting of options to purchase capital stock of NBC Holdings Corp. NBC also has a restricted stock plan established through NBC Holdings Corp. to provide for the sale of 4,200 shares of NBC Holdings Corp. capital stock to certain officers and directors of the Company. Details regarding these plans are presented in the footnotes to the consolidated financial statements found in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Specific information as of March 31, 2007 regarding the plans, which were not approved by security holders, is also presented in the following table.

                                   Number of       Weighted-    Number of
                                 Securities to      Average     Securities
                                be Issued Upon     Exercise     Remaining
                                  Exercise of      Price of    Available for
                                  Outstanding     Outstanding     Future
                 Plan               Options         Options      Issuance
------------------------------ ----------------- ------------- -------------

2004 Stock Option Plan               75,749       $ 111.83        4,917

2005 Restricted Stock Plan                -              -            -


          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                             DIRECTOR INDEPENDENCE.

    DIRECTOR INDEPENDENCE - We are a corporation with public debt (not listed on any exchange) whose equity is privately held. Although our Board has not made a formal determination on the matter, under current New York Stock Exchange listing standards (which we are not currently subject to) and taking into account any applicable committee standards, we believe that Messrs. Oppegard and Major would not be considered independent under any general listing standards or those applicable to any particular committee due to their employment relationship with us, and Messrs. Bono and Honey may not be considered independent under any general listing standards or those applicable to any particular committee, due to their relationship with Weston Presidio, our largest indirect stockholder.


                ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The following table sets forth the aggregate fees billed to us during fiscal years 2007 and 2006 by Deloitte & Touche LLP:

                       Fiscal Year Ended March 31,
                            2007         2006
                       ------------ --------------

Audit Fees               $ 155,500      $ 142,389
Audit-Related Fees          40,480         41,240
Tax Fees                   192,359         76,355
Other Fees                       -              -
                       ------------ --------------
Total                    $ 388,339      $ 259,984
                       ============ ==============


    AUDIT FEES include professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-Q.

    AUDIT-RELATED FEES consist of fees for assurance and related services that are related to the performance of the audit or review of our consolidated financial statements, including services provided in conjunction with the acquisition of CBA on May 1, 2006, a Securities and Exchange Commission comment letter dated March 7, 2005, and the audit of the 401(k) compensation plan.

    TAX FEES consist of fees for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal and state tax compliance, return preparation, and tax audits.

    The audit committee pre-approves all audit and non-audit services performed by our independent registered public accounting firm.

                                     PART IV

                ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (A)   FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS.

        (1) Consolidated Financial Statements of Nebraska Book Company, Inc.

             Index to Consolidated Financial Statements.

             Report of Independent Registered Public Accounting Firm.

             Consolidated Balance Sheets as of March 31, 2007 and 2006.

             Consolidated Statements of Operations for the Years Ended March 31, 2007, 2006, and 2005.

             Consolidated Statements of Stockholder's Equity for the Years Ended March 31, 2007, 2006, and 2005.

             Consolidated Statements of Cash Flows for the Years Ended March 31, 2007, 2006, and 2005.

             Notes to Consolidated Financial Statements.

        (2)  Financial Statement Schedules.

             Report of Independent Registered Public Accounting Firm on
             Schedule.
             Schedule II (Item 15(a)(2)) - Valuation and Qualifying Accounts.

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

        4.5 Supplemental Indenture, dated as of May 1, 2006, by and among CBA, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

        4.6 Supplemental Indenture, dated as of May 1, 2007, by and among Net Textstore LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated May 7, 2007, is incorporated herein by reference.

        4.7     Form of Initial Note of Nebraska Book Company, Inc. (included in
                Exhibit 4.1 as Exhibit A), filed as Exhibit 4.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        4.8 Form of Exchange Note of Nebraska Book Company, Inc. (included in Exhibit 4.1 as Exhibit B), filed as Exhibit 4.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        4.9 Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

        4.10    Form of 8 5/8% Senior Subordinated Note Due 2012 (included in
                Exhibit 4.6), filed as Exhibit 4.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

        4.11 Form of Exchange Note of Nebraska Book Company, Inc. 8 5/8% Senior Subordinated Note Due 2012, filed as Exhibit 4.8 to Nebraska Book Company, Inc. Form 10-K for the fiscal year ended March 31, 2004, is incorporated herein by reference.

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

        10.12 Fifth Amendment, dated as of March 30, 2007, to the Amended and Restated Credit Agreement, dated as of February 13, 1998, as amended and restated as of December 10, 2003, as further amended and restated as of March 4, 2004, and as amended by the First Amendment thereto, dated as of August 6, 2004, the Second Amendment thereto, dated as of October 20, 2004 the Third Amendment thereto, dated as of August 1, 2005, and the Fourth Amendment thereto, dated as of April 26, 2006, among Nebraska Book, NBC Holdings Corp., NBC Acquisition Corp., the lenders party from time to time thereto, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank),as administrative agent and collateral agent, Citigroup Global Markets Inc. as syndication agent, and Bank of America, N.A. (as successor by merger to Fleet National Bank) and Wells Fargo Bank N.A., as co-documentation agents, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 3, 2007, is incorporated herein by reference.

        10.13 Assumption Agreement, dated as of July 1, 2002 between Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

        10.14 Assumption Agreement, dated as of December 31, 2004, made by NBC Textbooks LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit
                10.2 to Nebraska Book Company, Inc. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

        10.15 Assumption Agreement, dated as of May 1, 2006, made by CBA, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

        10.16 Assumption Agreement, dated as of May 1, 2007, made by Net Textstore LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement.

        10.17 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.18 Amended and Restated Guarantee and Collateral Agreement, dated March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc. and Specialty Books, Inc. in favor of JPMorgan Chase Bank, as administrative agent, filed as
                Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

        10.19 Purchase Agreement dated February 10, 1998 by and between Nebraska Book Company, Inc. and Chase Securities Inc., filed as
                Exhibit 10.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.20 Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

        10.21 Exchange and Registration Rights Agreement, dated as of February 13, 1998 by and among Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 4.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.22 Registration Rights Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

        10.23* Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as
                Exhibit 10.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.24* Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

        10.25* Addendum to the Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.9 to Nebraska Book Company, Inc. Form 10-K for the fiscal year ended March 31, 2002, is incorporated herein by reference.

        10.26* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.27* Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

        10.28* Addendum to the Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.11 to Nebraska Book Company, Inc. Form 10-K for the fiscal year ended March 31, 2002, is incorporated herein by reference.

        10.29* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Alan Siemek, filed as
                Exhibit 10.5 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.30* Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

        10.31* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Michael J. Kelly, filed as Exhibit 10.6 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.32* Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

        10.33* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Robert Rupe, filed as
                Exhibit 10.7 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.34* Amendment to the Memorandums of Understanding by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry
                R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff, Barry S. Major, Alan Siemek, Michael J. Kelly, and Robert Rupe, dated March 4, 2004, filed as Exhibit 10.27 to Nebraska Book Company, Inc. Form 10-K for the fiscal year ended March 31, 2004, is incorporated herein by reference.

        10.35* NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August 31, 1995, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.36* NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

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

        10.39* First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.40* NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

        10.41* NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

        10.42* NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.34 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

        10.43* NBC Holdings Corp. 2005 Restricted Stock Plan adopted September 29, 2005, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

        10.44* Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Oppegard, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.45* Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Major, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.46* Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Siemek, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.47* Stock Repurchase Agreement, dated as of March 31, 2006, between Holdings and Oppegard, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.48* Stock Repurchase Agreement, dated as of March 31, 2006, between Holdings and Major, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.49* Stock Repurchase Agreement, dated as of March 31, 2006, between Holdings and Siemek, filed as Exhibit 10.6 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.50* Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Oppegard, filed as Exhibit
                10.7 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.51* Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Major, filed as Exhibit 10.8 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.52* Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Siemek, filed as Exhibit
                10.9 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.53* NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.54* Form of Deferred Compensation Agreement by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.55* Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

        10.56* NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.57 Agreement for Purchase and Sale of Stock dated January 9, 1998 by and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.8.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.58 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.8.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.59 Commercial Lease Agreement made and entered into March 8, 1989, by and among Robert J. Chaney, Mary Charlotte Chaney and Robert
                J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.9 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.60 Lease Agreement entered into as of September 1, 1986, by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.10 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.61 Lease Agreement entered into as of September 1, 1986, by and among John B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as
                Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.62 Lease Agreement entered into as of September 1, 1986 by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.12 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        10.63 Lease Agreement made and entered into October 12, 1988 by and among Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit 10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

        12.1    Statements regarding computation of ratios, filed as Exhibit
                12.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

        14.1 Code of Business Conduct and Ethics and Code of Ethics for Our Principal Executive Officer and Senior Financial Officers for Nebraska Book Company, Inc., filed as Exhibit 14.1 to Nebraska Book Company, Inc. Form 10-K for the fiscal year ended March 31, 2004, is incorporated herein by reference.

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

        99.2 Mirror Restricted Stock Agreement between NBC Acquisition Corp. and NBC Holdings Corp., dated March 31, 2006, filed as Exhibit
                99.2 to Nebraska Book Company, Inc. Form 10-K for the fiscal year ended March 31, 2006, is incorporated herein by reference.

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

                                NEBRASKA BOOK COMPANY, INC.


                                /s/ Mark W. Oppegard
                                ------------------------------------------------
                                Mark W. Oppegard
                                Chief Executive Officer, President, and Director June 29, 2007

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Mark W. Oppegard                            /s/  Mark L. Bono
----------------------------------------         -------------------------------
Mark W. Oppegard                                 Mark L. Bono
Chief Executive Officer, President               Director
and Director                                     June 29, 2007
June 29, 2007


/s/ Alan G. Siemek                               /s/  R. Sean Honey
----------------------------------------         -------------------------------
Alan G. Siemek                                   R. Sean Honey
Chief Financial Officer, Senior Vice             Director
President of Finance                             June 29, 2007
and Administration, Treasurer, and
Assistant Secretary
June 29, 2007


/s/  Barry S. Major
----------------------------------------
Barry S. Major
Director
June 29, 2007


    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

    No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended March 31, 2007 has been, or will be, sent to security holders.

                          FINANCIAL STATEMENT SCHEDULES



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Nebraska Book Company, Inc.
Lincoln, Nebraska

    We have audited the consolidated financial statements of Nebraska Book Company, Inc. (a wholly-owned subsidiary of NBC Acquisition Corp.) and subsidiaries as of March 31, 2007 and 2006 and for each of the three years in the period ended March 31, 2007 and have issued our report thereon dated June 28, 2007; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP

Lincoln, Nebraska
June 28, 2007

NEBRASKA BOOK COMPANY, INC.

SCHEDULE II (ITEM 15(a)(2)) - VALUATION AND QUALIFYING ACCOUNTS
----------------------------------------------------------------------------------------------------------------

                                                             Charged to      Added
                                  Beginning of  Charged to      Other       through                    End of
                                  Fiscal Year    Costs and    Accounts       Stock         Net      Fiscal Year
                                    Balance      Expenses     (Revenue)  Acquisitions  Charge-Offs    Balance
                                  ------------ ------------ ------------ ------------  ------------ ------------
FISCAL YEAR ENDED MARCH 31, 2007
  Allowance for doubtful accounts  $  510,839    $ 834,442   $         -    $510,846  $   (755,767) $ 1,100,360
  Allowance for sales returns       4,874,516            -    29,553,584           -   (29,470,010)   4,958,090

FISCAL YEAR ENDED MARCH 31, 2006
  Allowance for doubtful accounts     510,839      231,497             -           -      (231,497)     510,839
  Allowance for sales returns       6,630,962            -    31,251,607           -   (33,008,053)   4,874,516

FISCAL YEAR ENDED MARCH 31, 2005
  Allowance for doubtful accounts     510,839      315,958             -           -      (315,958)     510,839
  Allowance for sales returns       5,269,177            -    28,285,698           -   (26,923,913)   6,630,962


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

4.5 Supplemental Indenture, dated as of May 1, 2006, by and among CBA, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

4.6 Supplemental Indenture, dated as of May 1, 2007, by and among Net Textstore LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as
        Exhibit 10.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated May 7, 2007, is incorporated herein by reference.

4.7     Form of Initial Note of Nebraska Book Company, Inc. (included in Exhibit
        4.1 as Exhibit A), filed as Exhibit 4.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

4.8     Form of Exchange Note of Nebraska Book Company, Inc. (included in
        Exhibit 4.1 as Exhibit B), filed as Exhibit 4.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

4.9 Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

4.10 Form of 8 5/8% Senior Subordinated Note Due 2012 (included in Exhibit 4.6), filed as Exhibit 4.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

4.11 Form of Exchange Note of Nebraska Book Company, Inc. 8 5/8% Senior Subordinated Note Due 2012, filed as Exhibit 4.8 to Nebraska Book Company, Inc. Form 10-K for the fiscal year ended March 31, 2004, is incorporated herein by reference.

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

10.12 Fifth Amendment, dated as of March 30, 2007, to the Amended and Restated Credit Agreement, dated as of February 13, 1998, as amended and restated as of December 10, 2003, as further amended and restated as of March 4, 2004, and as amended by the First Amendment thereto, dated as of August 6, 2004, the Second Amendment thereto, dated as of October 20, 2004 the Third Amendment thereto, dated as of August 1, 2005, and the Fourth Amendment thereto, dated as of April 26, 2006, among Nebraska Book, NBC Holdings Corp., NBC Acquisition Corp., the lenders party from time to time thereto, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank),as administrative agent and collateral agent, Citigroup Global Markets Inc. as syndication agent, and Bank of America, N.A. (as successor by merger to Fleet National Bank) and Wells Fargo Bank N.A., as co-documentation agents, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 3, 2007, is incorporated herein by reference.

10.13 Assumption Agreement, dated as of July 1, 2002 between Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit
        10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.14 Assumption Agreement, dated as of December 31, 2004, made by NBC Textbooks LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

10.15 Assumption Agreement, dated as of May 1, 2006, made by CBA, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as
        Exhibit 10.3 to Nebraska Book Company, Inc. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

10.16 Assumption Agreement, dated as of May 1, 2007, made by Net Textstore LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement.

10.17 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.18 Amended and Restated Guarantee and Collateral Agreement, dated March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc. and Specialty Books, Inc. in favor of JPMorgan Chase Bank, as administrative agent, filed as Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.19 Purchase Agreement dated February 10, 1998 by and between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.3 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.20 Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.21 Exchange and Registration Rights Agreement, dated as of February 13, 1998 by and among Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 4.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.22 Registration Rights Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.23* Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.24* Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

10.25* Addendum to the Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.9 to Nebraska Book Company, Inc. Form 10-K for the fiscal year ended March 31, 2002, is incorporated herein by reference.

10.26* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.27* Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.28* Addendum to the Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.11 to Nebraska Book Company, Inc. Form 10-K for the fiscal year ended March 31, 2002, is incorporated herein by reference.

10.29* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Alan Siemek, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.30* Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

10.31* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Michael J. Kelly, filed as Exhibit
        10.6 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.32* Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.33* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Robert Rupe, filed as Exhibit 10.7 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.34* Amendment to the Memorandums of Understanding by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe, Kenneth
        F. Jirovsky, William H. Allen, Thomas A. Hoff, Barry S. Major, Alan Siemek, Michael J. Kelly, and Robert Rupe, dated March 4, 2004, filed as
        Exhibit 10.27 to Nebraska Book Company, Inc. Form 10-K for the fiscal year ended March 31, 2004, is incorporated herein by reference.

10.35* NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August 31, 1995, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.36* NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

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

10.39* First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.40* NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.41* NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.42* NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.34 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

10.43* NBC Holdings Corp. 2005 Restricted Stock Plan adopted September 29, 2005, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

10.44* Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Oppegard, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.45* Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Major, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.46* Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Siemek, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.47* Stock Repurchase Agreement, dated as of March 31, 2006, between Holdings and Oppegard, filed as Exhibit 10.4 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.48* Stock Repurchase Agreement, dated as of March 31, 2006, between Holdings and Major, filed as Exhibit 10.5 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.49* Stock Repurchase Agreement, dated as of March 31, 2006, between Holdings and Siemek, filed as Exhibit 10.6 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.50* Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Oppegard, filed as Exhibit 10.7 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.51* Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Major, filed as Exhibit 10.8 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.52* Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Siemek, filed as Exhibit 10.9 to Nebraska Book Company, Inc. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.53* NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.54* Form of Deferred Compensation Agreement by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.6 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.55* Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

10.56* NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.7 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.57 Agreement for Purchase and Sale of Stock dated January 9, 1998 by and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.8.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.58 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.8.2 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.59 Commercial Lease Agreement made and entered into March 8, 1989, by and among Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.9 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.60 Lease Agreement entered into as of September 1, 1986, by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as
        Exhibit 10.10 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.61   Lease Agreement entered into as of September 1, 1986, by and among John
        B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as Exhibit 10.11 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.62 Lease Agreement entered into as of September 1, 1986 by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as
        Exhibit 10.12 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

10.63 Lease Agreement made and entered into October 12, 1988 by and among Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit
        10.13 to Nebraska Book Company, Inc. Registration Statement on Form S-4, as amended (File No. 333-48221), is incorporated herein by reference.

12.1 Statements regarding computation of ratios, filed as Exhibit 12.1 to Nebraska Book Company, Inc. Registration Statement on Form S-4 (File No. 333-114891), is incorporated herein by reference.

14.1 Code of Business Conduct and Ethics and Code of Ethics for Our Principal Executive Officer and Senior Financial Officers for Nebraska Book Company, Inc., filed as Exhibit 14.1 to Nebraska Book Company, Inc. Form 10-K for the fiscal year ended March 31, 2004, is incorporated herein by reference.

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

99.2 Mirror Restricted Stock Agreement between NBC Acquisition Corp. and NBC Holdings Corp., dated March 31, 2006, filed as Exhibit 99.2 to Nebraska Book Company, Inc. Form 10-K for the fiscal year ended March 31, 2006, is incorporated herein by reference.

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