Form 10-Q
period 2007-09-30
NEBRASKA BOOK CO
filed 2007-11-14
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

            TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
                          NOVEMBER 14, 2007: 100 SHARES

                            TOTAL NUMBER OF PAGES: 41

                             EXHIBIT INDEX: PAGE 41

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                                           September 30,     March 31,     September 30,
                                                               2007            2007            2006
                                                          --------------- --------------- ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $  93,563,958   $  32,982,876   $  92,519,678
  Receivables, net                                            63,339,845      54,949,070      55,238,093
  Inventories                                                108,198,572      94,548,706     100,617,356
  Deferred income taxes                                        7,457,115       5,261,114       8,465,940
  Prepaid expenses and other assets                            2,877,380       1,993,644       2,053,160
                                                          --------------- --------------- ---------------
    Total current assets                                     275,436,870     189,735,410     258,894,227

PROPERTY AND EQUIPMENT, net of depreciation & amortization    45,573,206      43,078,109      42,380,212

GOODWILL                                                     311,607,314     311,606,364     309,195,079

IDENTIFIABLE INTANGIBLES, net of amortization                138,086,265     139,824,716     143,111,069

DEBT ISSUE COSTS, net of amortization                          6,045,790       6,939,046       7,608,332

OTHER ASSETS                                                   3,120,329       4,303,947       4,562,310
                                                          --------------- --------------- ---------------
                                                           $ 779,869,774   $ 695,487,592   $ 765,751,229
                                                          =============== =============== ===============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $  94,657,070   $  28,505,138   $  93,712,406
  Accrued employee compensation and benefits                   9,872,169      14,213,001       9,635,125
  Accrued interest                                               916,176         710,800         866,100
  Accrued incentives                                           7,116,541       6,983,262       7,263,054
  Accrued expenses                                             4,103,282       2,334,239       3,847,405
  Income taxes payable                                        10,221,994       3,253,074       9,864,562
  Deferred revenue                                             2,876,937         898,666       2,365,471
  Current maturities of long-term debt                         2,575,052       1,957,854       1,736,143
  Current maturities of capital lease obligations                618,387         490,815         300,606
                                                          --------------- --------------- ---------------
    Total current liabilities                                132,957,608      59,346,849     129,590,872

LONG-TERM DEBT, net of current maturities                    369,399,091     370,433,831     371,467,457

CAPITAL LEASE OBLIGATIONS, net of current maturities           4,481,894       2,704,268       2,057,407

OTHER LONG-TERM LIABILITIES                                    4,250,144       2,983,350       2,623,243

DEFERRED INCOME TAXES                                         56,766,119      58,612,118      60,061,993

DUE TO PARENT                                                 16,664,279      16,733,279      16,686,682

COMMITMENTS (Note 4)

STOCKHOLDER'S EQUITY:
  Common stock, voting, authorized 50,000 shares
  $1.00 par value; issued and outstanding 100 shares                 100             100             100
  Additional paid-in capital                                 138,019,657     138,017,229     138,019,657
  Retained earnings                                           57,045,882      46,043,568      44,336,818
  Accumulated other comprehensive income                         285,000         613,000         907,000
                                                          --------------- --------------- ---------------
    Total stockholder's equity                               195,350,639     184,673,897     183,263,575
                                                          --------------- --------------- ---------------
                                                           $ 779,869,774   $ 695,487,592   $ 765,751,229
                                                          =============== =============== ===============

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                        Quarter Ended September 30,   Six Months Ended September 30,
                                                           2007             2006           2007           2006
                                                       --------------  -------------- -------------- ---------------
REVENUES, net of returns                                $260,309,829    $243,917,253   $328,148,351   $305,684,544

COSTS OF SALES (exclusive of depreciation shown below)   165,235,843     155,546,895    205,712,784    192,191,096
                                                       --------------  -------------- -------------- --------------
  Gross profit                                            95,073,986      88,370,358    122,435,567    113,493,448

OPERATING EXPENSES:
  Selling, general and administrative                     46,774,066      42,412,344     79,373,067     71,494,585
  Closure of California Warehouse                                  -         327,579              -        327,579
  Depreciation                                             1,701,259       1,287,253      3,402,982      2,669,928
  Amortization                                             2,517,266       2,396,325      4,942,720      4,726,722
                                                       --------------  -------------- -------------- --------------
                                                          50,992,591      46,423,501     87,718,769     79,218,814
                                                       --------------  -------------- -------------- --------------
INCOME FROM OPERATIONS                                    44,081,395      41,946,857     34,716,798     34,274,634
                                                       --------------  -------------- -------------- --------------
OTHER EXPENSES (INCOME):
  Interest expense                                         8,513,701       8,445,868     16,888,897     16,667,860
  Interest income                                           (483,531)       (458,964)      (537,413)      (538,353)
  Loss on derivative financial instrument                    182,000         156,000        180,000        155,000
                                                       --------------  -------------- -------------- --------------
                                                           8,212,170       8,142,904     16,531,484     16,284,507
                                                       --------------  -------------- -------------- --------------

INCOME BEFORE INCOME TAXES                                35,869,225      33,803,953     18,185,314     17,990,127

INCOME TAX EXPENSE                                        14,168,000      13,322,855      7,183,000      7,085,391
                                                       --------------  -------------- -------------- --------------
NET INCOME                                              $ 21,701,225    $ 20,481,098   $ 11,002,314   $ 10,904,736
                                                       ==============  ============== ============== ==============


See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                    Accumulated
                                                     Additional                        Other
                                           Common      Paid-in        Retained     Comprehensive                  Comprehensive
                                           Stock       Capital        Earnings         Income          Total           Loss
                                          --------- --------------  -------------- -------------- --------------  -------------
BALANCE, April 1, 2006                       $ 100  $ 138,022,098    $ 33,432,082    $ 1,414,000  $ 172,868,280

  Contributed capital                            -         (2,441)              -              -         (2,441)  $          -

  Net income                                     -              -      10,904,736              -     10,904,736     10,904,736

  Other comprehensive loss, net of taxes:

    Unrealized loss on interest rate swap
    agreement, net of taxes of $320,000          -              -               -       (507,000)      (507,000)      (507,000)

                                          --------- --------------  -------------- -------------- --------------  -------------
BALANCE, September 30, 2006                  $ 100  $ 138,019,657    $ 44,336,818    $   907,000  $ 183,263,575   $ 10,397,736
                                          ========= ==============  ============== ============== ==============  =============

BALANCE, April 1, 2007                       $ 100  $ 138,017,229    $ 46,043,568    $   613,000  $ 184,673,897

  Contributed capital                            -          2,428               -              -          2,428   $          -

  Net income                                     -              -      11,002,314              -     11,002,314     11,002,314

  Other comprehensive loss, net of taxes:

    Unrealized loss on interest rate swap
    agreement, net of taxes of $207,000          -              -               -       (328,000)      (328,000)      (328,000)

                                          --------- --------------  -------------- -------------- --------------  -------------
BALANCE, September 30, 2007                  $ 100  $ 138,019,657    $ 57,045,882    $   285,000  $ 195,350,639   $ 10,674,314
                                          ========= ==============  ============== ============== ==============  =============


See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------------------

                                                            Six Months Ended September 30,
                                                                 2007           2006
                                                            -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 11,002,314    $ 10,904,736
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Share-based compensation                                     487,458         501,236
    Provision for losses on receivables                          (21,699)         59,067
    Depreciation                                               3,402,982       2,669,928
    Amortization                                               5,870,975       5,580,391
    Loss on derivative financial instrument                      180,000         155,000
    Loss on disposal of assets                                   180,508         169,867
    Deferred income taxes                                     (3,835,000)     (4,036,259)
    Changes in operating assets and liabilities,
    net of effect of acquisitions:
      Receivables                                             (8,371,517)     (9,436,154)
      Inventories                                            (12,625,200)    (10,590,156)
      Recoverable income taxes                                         -       1,438,819
      Prepaid expenses and other assets                         (883,736)       (279,010)
      Other assets                                               433,618        (422,658)
      Accounts payable                                        65,281,043      70,338,155
      Accrued employee compensation and benefits              (4,340,832)     (1,960,411)
      Accrued interest                                           205,376         179,369
      Accrued incentives                                         133,279        (296,442)
      Accrued expenses                                         1,769,043       2,739,196
      Income taxes payable                                     6,968,920       8,889,128
      Deferred revenue                                         1,978,271       1,651,048
      Other long-term liabilities                                 64,818         (16,526)
      Due to parent                                              (69,000)         37,000
                                                            ------------    ------------
        Net cash flows from operating activities              67,811,621      78,275,324

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                         (3,869,010)     (3,858,527)
  Acquisitions, net of cash acquired                          (2,494,582)    (21,677,184)
  Proceeds from sale of property and equipment                     9,389         250,768
  Software development costs                                    (168,861)              -
                                                            ------------    ------------
        Net cash flows from investing activities              (6,523,064)    (25,284,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                             -      24,000,000
  Payment of financing costs                                           -        (764,774)
  Principal payments on long-term debt                          (417,542)     (3,009,257)
  Principal payments on capital lease obligations               (294,802)       (148,275)
  Net decrease in revolving credit facility                            -     (13,931,119)
  Capital contributions                                            4,869               -
                                                            ------------    ------------
        Net cash flows from financing activities                (707,475)      6,146,575
                                                            ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     60,581,082      59,136,956

CASH AND CASH EQUIVALENTS, Beginning of period                32,982,876      33,382,722
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS, End of period                    $ 93,563,958    $ 92,519,678
                                                            ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                $ 15,755,266    $ 15,634,822
    Income taxes                                               4,118,080         756,703
  Noncash investing and financing activities:
    Property acquired through capital lease                 $  2,200,000    $          -
    Accumulated other comprehensive income:
      Unrealized loss on interest rate
      swap agreement, net of income taxes                       (328,000)       (507,000)
      Deferred taxes resulting from unrealized
      loss on interest rate swap agreement                      (207,000)       (320,000)
    Other intangible agreement to be paid over three years     1,585,407               -


See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - The condensed consolidated balance sheet of Nebraska Book Company, Inc. (the "Company") and its wholly-owned subsidiaries, Specialty Books, Inc., NBC Textbooks LLC and College Book Stores of America ("CBA"), at March 31, 2007 was derived from the Company's audited consolidated balance sheet as of that date. The Company is a wholly-owned subsidiary of NBC Acquisition Corp. ("NBC"). All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full fiscal year.

    On April 24, 2007, the Company established Net Textstore LLC as a wholly-owned subsidiary incorporated under the laws of the State of Delaware.

    These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended March 31, 2007 included in the Company's Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms "we," "our," "ours," and "us" refer collectively to the Company and its subsidiaries, except where otherwise indicated.

2.  INVENTORIES - Inventories are summarized as follows:

                                   September 30,    March 31,     September 30,
                                       2007            2007           2006
                                  --------------  -------------  --------------
Bookstore Division                 $ 87,586,976   $ 61,297,777    $ 81,571,585
Textbook Division                    17,345,633     30,323,636      16,354,536
Complementary Services Division       3,265,963      2,927,293       2,691,235
                                  --------------  -------------  --------------
                                  $ 108,198,572   $ 94,548,706   $ 100,617,356
                                  ==============  =============  ==============

3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the periods ended September 30, 2007 and 2006 and the fiscal year ended March 31, 2007. Goodwill assigned to corporate administration represents the goodwill that arose when Weston Presidio gained a controlling interest in NBC on March 4, 2004 (the "March 4, 2004 Transaction"), as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                Bookstore      Corporate
                                 Division    Administration       Total
                              -------------- --------------- ---------------

Balance, April 1, 2006         $ 23,987,967   $ 269,061,875   $ 293,049,842

Additions to goodwill:
  Bookstore acquisitions         16,145,237               -      16,145,237
                              -------------- --------------- ---------------
Balance, September 30, 2006    $ 40,133,204   $ 269,061,875   $ 309,195,079
                              ============== =============== ===============

Balance, April 1, 2007         $ 42,544,489   $ 269,061,875   $ 311,606,364

Additions to goodwill:
  Bookstore acquisitions                950               -             950
                              -------------- --------------- ---------------
Balance, September 30, 2007    $ 42,545,439   $ 269,061,875   $ 311,607,314
                              ============== =============== ===============

    During the six months ended September 30, 2007, ten bookstore locations were acquired in eight separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $1.6 million, of which $0.6 million was assigned to contract-managed acquisition costs with amortization periods of up to five years.

    The Company also incurred $0.6 million in contract-managed acquisition costs with amortization periods of up to ten years associated with the renewal of ten contract-managed locations during the six months ended September 30, 2007.

    Effective September 1, 2007, the Company entered into an agreement whereby it agreed to pay $1.7 million over a period of thirty-six months to a software company in return for certain rights related to that company's products that are designed to enhance web-based sales. This other identifiable intangible is being amortized on a straight-line basis over the thirty-six month base term of the agreement. The asset and corresponding liability were recorded based upon the present value of the future payments assuming an imputed interest rate of 6.7%, resulting in a discount of $0.1 million which will be recorded as interest expense over the base term of the agreement utilizing the effective interest method of accounting.

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

                                                    September 30, 2007
                                     -------------------------------------------------
                                         Gross                              Net
                                        Carrying       Accumulated        Carrying
                                         Amount        Amortization        Amount
                                     ---------------  ---------------  ---------------
 Customer relationships               $ 114,830,000    $ (20,573,380)   $  94,256,620
 Developed technology                    12,348,133       (6,918,973)       5,429,160
 Covenants not to compete                 5,590,333       (2,809,235)       2,781,098
 Contract-managed acquisition costs       3,614,854         (856,832)       2,758,022
 Other                                    1,585,407          (44,042)       1,541,365
                                     ---------------  ---------------  ---------------
                                      $ 137,968,727    $ (31,202,462)   $ 106,766,265
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
                                     ===============  ===============  ===============

                                                     September 30, 2006
                                     -------------------------------------------------
                                         Gross                              Net
                                        Carrying       Accumulated        Carrying
                                         Amount        Amortization        Amount
                                     ---------------  ---------------  ---------------
 Customer relationships               $ 114,830,000    $ (14,831,860)   $  99,998,140
 Developed technology                    11,473,750       (4,939,867)       6,533,883
 Covenants not to compete                 5,890,584       (2,297,183)       3,593,401
 Contract-managed acquisition costs       1,964,100         (298,455)       1,665,645
                                     ---------------  ---------------  ---------------
                                      $ 134,158,434    $ (22,367,365)   $ 111,791,069
                                     ===============  ===============  ===============

    Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

                                                             Amortization
                                                               Expense
                                                             -------------

        Quarter ended September 30, 2007                      $ 2,517,266
        Quarter ended September 30, 2006                        2,396,325
        Six months ended September 30, 2007                     4,942,720
        Six months ended September 30, 2006                     4,726,722

        Estimated amortization expense for the
        fiscal years ending March 31:
          2008                                               $ 10,108,000
          2009                                                 10,094,000
          2010                                                  9,268,000
          2011                                                  6,633,000
          2012                                                  6,234,000

    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

4. LONG-TERM DEBT - Indebtedness at September 30, 2007 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to the Company through a syndicate of lenders, consisting of a term loan (the "Term Loan") with a remaining balance of $196.6 million (includes remaining amounts due under both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and an $85.0 million revolving credit facility (the "Revolving Credit Facility"), which was unused at September 30, 2007; $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes"); $0.4 million of other indebtedness; and $5.1 million of capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $85.0 million. The calculated borrowing base at September 30, 2007 was $67.1 million.

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

    In July 2007, a bookstore location was relocated, the new property lease for which has been classified as a capital lease. This lease expires in fiscal year 2018 and contains two five-year options to renew. The capital lease obligation and corresponding property recorded at inception of the lease totaled $2.2 million. Future minimum lease payments total $0.2 million in fiscal year 2008, $0.3 million in each of fiscal years 2009-2012, and $1.9 million thereafter, including amounts representing interest at 8.3% of $1.1 million over the term of the lease.

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

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company has a three-year amortizing interest rate swap agreement whereby a portion of the variable rate Term Loan is converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement expires on September 30, 2008. Notional amounts under the agreement are reduced periodically until reaching $130.0 million.

    General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                                           September 30,   March 31,   September 30,
                                                               2007          2007          2006
                                                           ------------- ------------- -------------
Total indebtedness outstanding                             $ 377,074,424 $ 375,586,768 $ 375,561,613

Term Loan subject to Eurodollar interest rate fluctuations   196,623,133   197,021,472   197,818,151

Notional amount under swap agreement                         130,000,000   140,000,000   150,000,000

Fixed interest rate indebtedness                             180,451,291   178,565,296   177,743,462

Variable interest rate, including applicable margin:
Term Loan                                                          7.83%         7.88%         7.63%

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

    The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of September 30, 2007. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

    Under hedge accounting, interest rate swap agreements are reflected at fair value in the balance sheet and the related gains or losses on these agreements are generally recorded in stockholder's equity, net of applicable income taxes (as "accumulated other comprehensive income (loss)"). Gains or losses recorded in accumulated other comprehensive income (loss) are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on the Company's condensed consolidated results of operations will be that interest expense on a portion of the Term Loan is generally being recorded based on fixed interest rates until the interest rate swap agreement expires on September 30, 2008.

    In accordance with the Company's Risk Management Policy, the current interest rate swap agreement was intended as a hedge against certain future interest payments under the Term Loan from the agreement's inception on July 15, 2005. However, formal documentation designating the interest rate swap agreement as a hedge against certain future interest payments under the Term Loan was not put in place until September 30, 2005 (the effective date of the interest rate swap agreement). As a result, the interest rate swap agreement did not qualify as a cash flow hedge until September 30, 2005. Accordingly, the $0.7 million increase in the fair value of the interest rate swap agreement from inception to September 30, 2005 was recognized in earnings as a "gain on derivative financial instruments". Changes in the fair value of this portion of the interest rate swap agreement are also recognized as a "gain (loss) on derivative financial instruments" in the condensed consolidated statements of operations.

    Subsequent to September 30, 2005, the change in fair value of a September 30, 2005 hypothetical swap is recorded, net of income taxes, in "accumulated other comprehensive income" in the condensed consolidated balance sheets. Changes in the fair value of the interest rate swap agreement are reflected in the condensed consolidated statements of cash flows as either "gain
    (loss) on derivative financial instruments" or as "noncash investing and financial activities".

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

                                               September 30,    March 31,     September 30,
                                                   2007            2007           2006
                                               -------------- --------------- -------------
Balance Sheet Components:
  Other assets - fair value of swap agreement   $  586,000    $   1,301,000   $ 1,851,000
  Deferred income taxes                           (227,002)        (503,975)     (717,031)
                                               -------------- --------------- -------------
                                                $  358,998    $     797,025   $ 1,133,969
                                               ============== =============== =============
Portion of Agreement Subsequent to
September 30, 2005 Hedge Designation:
   Decrease in fair value of swap agreement:
      Quarter ended September 30                $ (1,096,000)                 $(1,722,000)
      Six months ended September 30                 (535,000)                    (827,000)
      Year ended March 31, 2007                               $  (1,307,000)

Portion of Agreement Prior to
September 30, 2005 Hedge Designation:
   Decrease in fair value of swap agreement:
      Quarter ended September 30                    (182,000)                    (156,000)
      Six months ended September 30                 (180,000)                    (155,000)
      Year ended March 31, 2007                                    (225,000)

6. SHARE-BASED COMPENSATION - NBC Holdings Corp., a Delaware corporation and NBC's parent, adopted the 2005 Restricted Stock Plan (the "Plan") on September 29, 2005. As more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007, the Plan provides for the issuance of shares of nonvested stock to individuals determined by NBC Holdings Corp.'s Board of Directors. Any shares issued under the Plan are subject to restrictions on transferability and a right of NBC Holdings Corp. to re-acquire such shares at less than their then fair market value under certain conditions. On March 31, 2006, 1,400 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to each of three officers of the Company. The shares granted to such officers are also each subject to a Stock Repurchase Agreement that, among other things, provides for vesting, certain call rights on behalf of NBC Holdings Corp., and certain put rights on behalf of the applicable officers. The intent of the Plan and the related agreements is to provide a minimum compensation benefit of $1.0 million to each of the three officers assuming that they remain employed by the Company through September 30, 2010. Due to the put rights on behalf of the three officers, share-based compensation is re-measured at the end of each reporting period and recognized to a minimum of $3.0 million plus anticipated cash bonuses to be paid to reimburse the officers for any federal, state and local taxes thereon from the date of issuance of the nonvested stock until September 30, 2010 and is recorded as "other long-term liabilities" in the condensed consolidated balance sheets and as selling, general and administrative expenses in the condensed consolidated statements of operations. No additional nonvested shares have been issued nor have any of the 4,200 nonvested shares vested or been forfeited since the original issuance on March 31, 2006.

    In re-measuring share-based compensation at the end of each reporting period, the Company accrues to the greater of (a) the minimum compensation benefits associated with the nonvested shares or (b) the estimated fair value of such shares. As of September 30, 2007, the minimum compensation benefits exceed the estimated fair value of the nonvested shares and are thus utilized as the basis for recording share-based compensation. Fair value is estimated utilizing a methodology which is consistent with the transaction-based method under the market approach described in the AICPA Audit and Accounting Practice Aid Series, VALUATION OF PRIVATELY-HELD-COMPANY EQUITY SECURITIES (the "Practice Aid"). This methodology is consistent with the approaches that have been used in all four arms-length negotiated transactions involving NBC's common stock since 1995, including the last transaction on March 4, 2004 and includes the following steps: (a) the determination of an estimated enterprise value using a multiple of EBITDA; (b) the enterprise value is reduced by outstanding debt to derive an equity value; and (c) the equity value is then divided by outstanding common stock and common stock equivalents to arrive at an estimated equity value per share. As NBC Holdings Corp.'s common stock is not publicly traded and the nonvested shares represent a minority interest position, the estimated equity value per share is discounted for these factors to arrive at the fair value of the nonvested shares. The factors to be considered in performing a valuation as outlined in the Practice Aid, as well as the risks outlined in this Quarterly Report on Form 10-Q and other factors, impact the selection of the EBITDA multiple utilized in the aforementioned valuation methodology. As these factors and risks change, their impact on the valuation methodology is also considered. Management does not believe that the results of a contemporaneous valuation by an unrelated valuation specialist would provide more reliable evidence of valuation compared to the current methodology, given its consistent application in all four arms-length negotiated transactions involving NBC's common stock over the past twelve years. Specific information regarding share-based compensation is presented in the following table:

                                              Quarter Ended September 30,   Six Months Ended September 30,
                                                 2007           2006            2007           2006
                                              ------------- --------------  -------------  --------------
Nonvested Stock:                                 Minimum       Minimum         Minimum         Minimum
  Valuation methodology                       Compensation  Compensation     Compensation   Compensation

  Share-based compensation:
    Recognized:
      Value of nonvested shares                  $ 166,666      $ 166,666    $   333,333     $   333,333
      Reimbursement for taxes                       66,750         82,570        154,125         167,903
                                              ------------- --------------  -------------  --------------
        Total                                    $ 233,416      $ 249,236    $   487,458     $   501,236
                                              ============= ==============  =============  ==============
    Unrecognized:
    Value of nonvested shares                                                $ 2,000,000     $ 2,666,667
    Reimbursement for taxes                                                    1,005,863       1,359,104
                                                                            -------------  --------------
      Total                                                                  $ 3,005,863     $ 4,025,771
                                                                            =============  ==============

  Deferred tax benefit (expense)                  $ 90,419      $ (66,150)   $   188,829     $   (66,150)

  Period over which unrecognized share-based
  compensation will be realized (in years)                                           3.0             4.0

    Subsequent to September 30, 2007, NBC's Board of Directors approved the grant of the remaining 4,917 options available for grant under the 2004 Stock Option Plan on October 12, 2007. The options, which have an exercise price of $205 per share, vest 25% on each of October 12, 2007, 2008, 2009 and 2010. The options expire on October 12, 2017. Share-based compensation will be measured and recorded in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123R").

7. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's operating segments based upon differences in products and services provided. The Company has three operating segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore and Textbook Divisions qualify as reportable operating segments, while separate disclosure of the Complementary Services Division is provided as management believes that information about this operating segment is useful to the readers of the Company's condensed consolidated financial statements. The Bookstore Division segment encompasses the operating activities of the Company's college bookstores located on or adjacent to college campuses. The

    Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

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

    The following table provides selected information about profit or loss (excluding the impact of the Company's interdivisional administrative fee - see Note 10, Condensed Consolidating Financial Information, to the condensed consolidated financial statements) on a segment basis:

                                                                             Complementary
                                               Bookstore       Textbook        Services
                                                Division       Division        Division         Total
                                             --------------- --------------  -------------- -------------
Quarter ended September 30, 2007:
  External customer revenues                  $ 209,277,404   $ 42,258,369    $  8,774,056  $ 260,309,829
  Intersegment revenues                             459,378     15,696,111       1,399,093     17,554,582
  Depreciation and amortization expense           1,882,078      1,521,851         652,277      4,056,206
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)       30,767,977     19,045,524         280,572     50,094,073

Quarter ended September 30, 2006:
  External customer revenues                  $ 196,636,797   $ 40,260,498    $  7,019,958  $ 243,917,253
  Intersegment revenues                             446,845     13,729,374       1,412,109     15,588,328
  Depreciation and amortization expense           1,459,751      1,502,133         635,303      3,597,187
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)       29,967,460     17,183,615         565,154     47,716,229

Six months ended September 30, 2007:
  External customer revenues                  $ 252,042,024   $ 60,802,619    $ 15,303,708  $ 328,148,351
  Intersegment revenues                             832,088     24,583,876       2,850,743     28,266,707
  Depreciation and amortization expense           3,623,530      3,042,484       1,300,689      7,966,703
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)       25,676,524     24,433,923         336,930     50,447,377

Six months ended September 30, 2006:
  External customer revenues                  $ 232,183,291   $ 60,608,874    $ 12,892,379  $ 305,684,544
  Intersegment revenues                             833,586     21,099,795       2,921,611     24,854,992
  Depreciation and amortization expense           2,869,692      3,024,955       1,275,615      7,170,262
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)       25,383,446     22,463,657       1,041,423     48,888,526

    The following table reconciles segment information presented above with consolidated information as presented in the Company's condensed consolidated financial statements:

                                              Quarter Ended September 30,     Six Months Ended September 30,
                                                 2007             2006             2007              2006
                                            --------------- ---------------  ---------------- ---------------
Revenues:
  Total for reportable segments              $ 277,864,411   $ 259,505,581     $ 356,415,058   $ 330,539,536
  Elimination of intersegment revenues         (17,554,582)    (15,588,328)      (28,266,707)    (24,854,992)
                                            --------------- ---------------  ---------------- ---------------
    Consolidated total                       $ 260,309,829   $ 243,917,253     $ 328,148,351   $ 305,684,544
                                            =============== ===============  ================ ===============
Depreciation and Amortization Expense:
  Total for reportable segments              $   4,056,206   $   3,597,187     $   7,966,703   $   7,170,262
  Corporate administration                         162,319          86,391           378,999         226,388
                                            --------------- ---------------  ---------------- ---------------
    Consolidated total                       $   4,218,525   $   3,683,578     $   8,345,702   $   7,396,650
                                            =============== ===============  ================ ===============
Income Before Income Taxes:
  Total EBITDA for reportable segments       $  50,094,073   $  47,716,229     $  50,447,377   $  48,888,526
  Corporate administrative costs, including
  interdivision profit elimination              (1,794,153)     (2,085,794)       (7,384,877)     (7,217,242)
                                            --------------- ---------------  ---------------- ---------------
                                                48,299,920      45,630,435        43,062,500      41,671,284
  Depreciation and amortization                 (4,218,525)     (3,683,578)       (8,345,702)     (7,396,650)
                                            --------------- ---------------  ---------------- ---------------
    Consolidated income from operations         44,081,395      41,946,857        34,716,798      34,274,634
  Interest and other expenses, net              (8,212,170)     (8,142,904)      (16,531,484)    (16,284,507)
                                            --------------- ---------------  ---------------- ---------------
    Consolidated income before income taxes  $  35,869,225   $  33,803,953     $  18,185,314   $  17,990,127
                                            =============== ===============  ================ ===============

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

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement becomes effective for the Company in fiscal year 2009. Management has not yet determined if the Statement will have a material impact on its consolidated financial statements.

    The Company adopted the provisions of FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY TO INCOME TAXES" (FIN 48) on April 1, 2007. Under FIN 48, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company's tax returns that do not meet these recognition and measurement standards. The adoption of FIN 48 had no impact on the Company's condensed consolidated financial statements. Starting with fiscal year 2003, tax years remain open and subject to examination by either the Internal Revenue Service or a number of states where the Company does business. Interest and penalties associated with underpayments of income taxes are classified in the condensed consolidated statements of operations as income tax expense.

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

                                      Balance,   Costs Incurred                               Balance,
                                      April 1,     and Charged     Costs                   September 30,
                                        2007       to Expense   Paid/Settled   Adjustments    2007 (1)
                                     ----------- -------------- ------------- ------------ -------------
Liability Reconciliation:
  One-time termination benefits       $ 240,160     $        -    $ (163,554)    $      -      $ 76,606

  Costs to terminate contracts                -              -             -            -             -

  Costs of consolidation/relocation           -              -             -            -             -
                                     ----------- -------------- ------------- ------------ -------------
                                      $ 240,160     $        -    $ (163,554)    $      -      $ 76,606
                                     =========== ============== ============= ============ =============

    (1) One-time termination benefits, costs to terminate a contract, and costs of consolidation/relocation are included in "accounts payable" in the condensed consolidated balance sheets until paid.


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

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2007
---------------------------------------------------------------------------------------------------------------

                                                     Nebraska
                                                       Book         Subsidiary                    Consolidated
                                                   Company, Inc.    Guarantors    Eliminations       Totals
                                                   --------------  -------------  --------------  -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $  88,525,391   $  5,038,567   $           -   $ 93,563,958
  Receivables, net                                    31,760,899     43,204,134     (11,625,188)    63,339,845
  Inventories                                         69,040,966     39,157,606               -    108,198,572
  Deferred income taxes                                1,639,114      5,818,001               -      7,457,115
  Prepaid expenses and other assets                    2,616,699        260,681               -      2,877,380
                                                   --------------  -------------  --------------  -------------
    Total current assets                             193,583,069     93,478,989     (11,625,188)   275,436,870

PROPERTY AND EQUIPMENT, net                           39,689,806      5,883,400               -     45,573,206

GOODWILL                                             296,071,205     15,536,109               -    311,607,314

IDENTIFIABLE INTANGIBLES, NET                         46,973,750     91,112,515               -    138,086,265

INVESTMENT IN SUBSIDIARIES                           129,189,469              -    (129,189,469)             -

OTHER ASSETS                                           8,352,411        813,708               -      9,166,119
                                                   --------------  -------------  --------------  -------------
                                                   $ 713,859,710   $206,824,721   $(140,814,657)  $779,869,774
                                                   ==============  =============  ==============  =============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $ 74,192,028   $ 32,090,230   $ (11,625,188)  $ 94,657,070
  Accrued employee compensation and benefits           7,610,704      2,261,465               -      9,872,169
  Accrued interest                                       916,176              -               -        916,176
  Accrued incentives                                      30,931      7,085,610               -      7,116,541
  Accrued expenses                                     3,459,757        643,525               -      4,103,282
  Income taxes payable                                 8,874,572      1,347,422               -     10,221,994
  Deferred revenue                                     2,876,937              -               -      2,876,937
  Current maturities of long-term debt                 2,575,052              -               -      2,575,052
  Current maturities of capital lease obligations        618,387              -               -        618,387
                                                   --------------  -------------  --------------  -------------
    Total current liabilities                        101,154,544     43,428,252     (11,625,188)   132,957,608

LONG-TERM DEBT, net of current maturities            369,399,091              -               -    369,399,091

CAPITAL LEASE OBLIGATIONS,
net of current maturities                              4,481,894              -               -      4,481,894

OTHER LONG-TERM LIABILITIES                            4,065,144        185,000               -      4,250,144

DEFERRED INCOME TAXES                                 22,744,119     34,022,000               -     56,766,119

DUE TO PARENT                                         16,664,279              -               -     16,664,279

COMMITMENTS

STOCKHOLDER'S EQUITY                                 195,350,639    129,189,469    (129,189,469)   195,350,639
                                                   --------------  -------------  --------------  -------------
                                                   $ 713,859,710   $206,824,721   $(140,814,657)  $779,869,774
                                                   ==============  =============  ==============  =============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2007
---------------------------------------------------------------------------------------------------------------

                                                     Nebraska
                                                       Book        Subsidiary                    Consolidated
                                                   Company, Inc.   Guarantors    Eliminations       Totals
                                                  -------------- -------------- ---------------  --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $  28,626,228  $   4,356,648   $           -   $  32,982,876
  Receivables, net                                   55,952,988     30,465,246     (31,469,164)     54,949,070
  Inventories                                        48,650,104     45,898,602               -      94,548,706
  Deferred income taxes                               1,290,113      3,971,001               -       5,261,114
  Prepaid expenses and other assets                   1,778,265        215,379               -       1,993,644
                                                  -------------- -------------- ---------------  --------------
    Total current assets                            136,297,698     84,906,876     (31,469,164)    189,735,410

PROPERTY AND EQUIPMENT, net                          36,695,453      6,382,656               -      43,078,109

GOODWILL                                            296,070,255     15,536,109               -     311,606,364

IDENTIFIABLE INTANGIBLES, NET                        46,102,524     93,722,192               -     139,824,716

INVESTMENT IN SUBSIDIARIES                          115,974,467              -    (115,974,467)              -

OTHER ASSETS                                         10,349,127        893,866               -      11,242,993
                                                  -------------- -------------- ---------------  --------------
                                                  $ 641,489,524  $ 201,441,699   $(147,443,631)  $ 695,487,592
                                                  ============== ============== ===============  ==============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $  20,987,108  $  38,987,194   $ (31,469,164)  $  28,505,138
  Accrued employee compensation and benefits         10,965,774      3,247,227               -      14,213,001
  Accrued interest                                      710,800              -               -         710,800
  Accrued incentives                                     83,641      6,899,621               -       6,983,262
  Accrued expenses                                    1,994,079        340,160               -       2,334,239
  Income taxes payable                                2,613,044        640,030               -       3,253,074
  Deferred revenue                                      898,666              -               -         898,666
  Current maturities of long-term debt                1,957,854              -               -       1,957,854
  Current maturities of capital lease obligations       490,815              -               -         490,815
                                                  -------------- -------------- ---------------  --------------
    Total current liabilities                        40,701,781     50,114,232     (31,469,164)     59,346,849

LONG-TERM DEBT, net of current maturities           370,433,831              -               -     370,433,831

CAPITAL LEASE OBLIGATIONS,
net of current maturities                             2,704,268              -               -       2,704,268

OTHER LONG-TERM LIABILITIES                           2,898,350         85,000               -       2,983,350

DEFERRED INCOME TAXES                                23,344,118     35,268,000               -      58,612,118

DUE TO PARENT                                        16,733,279              -               -      16,733,279

COMMITMENTS

STOCKHOLDER'S EQUITY                                184,673,897    115,974,467    (115,974,467)    184,673,897
                                                  -------------- -------------- ---------------  --------------
                                                  $ 641,489,524  $ 201,441,699   $(147,443,631)  $ 695,487,592
                                                  ============== ============== ===============  ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2006
------------------------------------------------------------------------------------------------------------------

                                                     Nebraska
                                                       Book         Subsidiary                      Consolidated
                                                   Company, Inc.    Guarantors     Eliminations        Totals
                                                   ------------- ---------------- ---------------  ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $  88,599,207   $   3,920,471  $            -    $  92,519,678
  Receivables, net                                    36,072,906      35,604,439     (16,439,252)      55,238,093
  Inventories                                         60,954,779      39,662,577               -      100,617,356
  Deferred income taxes                                1,388,002       7,077,938               -        8,465,940
  Prepaid expenses and other assets                    1,756,370         296,790               -        2,053,160
                                                   --------------  -------------- ---------------   --------------
    Total current assets                             188,771,264      86,562,215     (16,439,252)     258,894,227

PROPERTY AND EQUIPMENT, net                           36,195,466       6,184,746               -       42,380,212

GOODWILL                                             293,386,624      15,808,455               -      309,195,079

IDENTIFIABLE INTANGIBLES, NET                         46,745,995      96,365,074               -      143,111,069

INVESTMENT IN SUBSIDIARIES                           111,709,149               -    (111,709,149)               -

OTHER ASSETS                                          11,231,473         939,169               -       12,170,642
                                                   --------------  -------------- ---------------   --------------
                                                   $ 688,039,971   $ 205,859,659  $ (128,148,401)   $ 765,751,229
                                                   ==============  ============== ===============   ==============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $  67,429,954   $  42,721,704  $  (16,439,252)   $  93,712,406
  Accrued employee compensation and benefits           7,223,307       2,411,818               -        9,635,125
  Accrued interest                                       866,100               -               -          866,100
  Accrued incentives                                      41,294       7,221,760               -        7,263,054
  Accrued expenses                                     2,300,413       1,546,992               -        3,847,405
  Income taxes payable                                 8,183,592       1,680,970               -        9,864,562
  Deferred revenue                                     2,365,471               -               -        2,365,471
  Current maturities of long-term debt                 1,736,143               -               -        1,736,143
  Current maturities of capital lease obligations        300,606               -               -          300,606
                                                   --------------  -------------- ---------------   --------------
    Total current liabilities                         90,446,880      55,583,244     (16,439,252)     129,590,872

LONG-TERM DEBT, net of current maturities            371,467,457               -               -      371,467,457

CAPITAL LEASE OBLIGATIONS,
net of current maturities                              2,057,407               -               -        2,057,407

OTHER LONG-TERM LIABILITIES                            2,308,243         315,000               -        2,623,243

DEFERRED INCOME TAXES                                 21,809,727      38,252,266               -       60,061,993

DUE TO PARENT                                         16,686,682               -               -       16,686,682

COMMITMENTS

STOCKHOLDER'S EQUITY                                 183,263,575     111,709,149    (111,709,149)     183,263,575
                                                   --------------  -------------- ---------------   --------------
                                                   $ 688,039,971   $ 205,859,659  $ (128,148,401)   $ 765,751,229
                                                   ==============  ============== ===============   ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
-----------------------------------------------------------------------------------------------------------------------

                                                          Nebraska
                                                            Book         Subsidiary                      Consolidated
                                                        Company, Inc.    Guarantors      Eliminations       Totals
                                                       --------------- ---------------  --------------- ---------------
REVENUES, net of returns                                $ 173,506,749   $ 102,723,581    $ (15,920,501)  $ 260,309,829

COSTS OF SALES (exclusive of depreciation shown below)    115,469,417      65,957,250      (16,190,824)    165,235,843
                                                       --------------- ---------------  --------------- ---------------
  Gross profit                                             58,037,332      36,766,331          270,323      95,073,986

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                      32,975,875      13,527,868          270,323      46,774,066
  Depreciation                                              1,311,406         389,853                -       1,701,259
  Amortization                                              1,037,487       1,479,779                -       2,517,266
  Intercompany administrative fee                          (1,209,600)      1,209,600                -               -
  Equity in earnings of subsidiaries                      (12,688,231)              -       12,688,231               -
                                                       --------------- ---------------  --------------- ---------------
                                                           21,426,937      16,607,100       12,958,554      50,992,591
                                                       --------------- ---------------  --------------- ---------------
INCOME FROM OPERATIONS                                     36,610,395      20,159,231      (12,688,231)     44,081,395
                                                       --------------- ---------------  --------------- ---------------
OTHER EXPENSES (INCOME):
  Interest expense                                          8,513,701               -                -       8,513,701
  Interest income                                            (483,531)              -                -        (483,531)
  Loss on derivative financial instrument                     182,000               -                -         182,000
                                                       --------------- ---------------  --------------- ---------------
                                                            8,212,170               -                -       8,212,170
                                                       --------------- ---------------  --------------- ---------------

INCOME BEFORE INCOME TAXES                                 28,398,225      20,159,231      (12,688,231)     35,869,225

INCOME TAX EXPENSE                                          6,697,000       7,471,000                -      14,168,000
                                                       --------------- ---------------  --------------- ---------------
NET INCOME                                              $  21,701,225   $  12,688,231    $ (12,688,231)  $  21,701,225
                                                       =============== ===============  =============== ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
-----------------------------------------------------------------------------------------------------------------------

                                                          Nebraska
                                                            Book          Subsidiary                     Consolidated
                                                        Company, Inc.     Guarantors     Eliminations       Totals
                                                       --------------- ---------------- --------------- ---------------

REVENUES, net of returns                                $ 158,288,818    $  99,424,879   $ (13,796,444)  $ 243,917,253

COSTS OF SALES (exclusive of depreciation shown below)    105,473,274       64,256,901     (14,183,280)    155,546,895
                                                       ---------------  --------------- --------------- ---------------
  Gross profit                                             52,815,544       35,167,978         386,836      88,370,358

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                      28,831,808       13,193,700         386,836      42,412,344
  Closure of California Warehouse                                   -          327,579               -         327,579
  Depreciation                                              1,010,983          276,270               -       1,287,253
  Amortization                                                940,001        1,456,324               -       2,396,325
  Intercompany administrative fee                            (983,400)         983,400               -               -
  Equity in earnings of subsidiaries                      (11,595,929)               -      11,595,929               -
                                                       ---------------  --------------- --------------- ---------------
                                                           18,203,463       16,237,273      11,982,765      46,423,501
                                                       ---------------  --------------- --------------- ---------------
INCOME FROM OPERATIONS                                     34,612,081       18,930,705     (11,595,929)     41,946,857
                                                       ---------------  --------------- --------------- ---------------
OTHER EXPENSES (INCOME):
  Interest expense                                          8,445,091              777               -       8,445,868
  Interest income                                            (446,108)         (12,856)              -        (458,964)
  Loss on derivative financial instrument                     156,000                -               -         156,000
                                                       ---------------  --------------- --------------- ---------------
                                                            8,154,983          (12,079)              -       8,142,904
                                                       ---------------  --------------- --------------- ---------------

INCOME BEFORE INCOME TAXES                                 26,457,098       18,942,784     (11,595,929)     33,803,953

INCOME TAX EXPENSE                                          5,976,000        7,346,855               -      13,322,855
                                                       ---------------  --------------- --------------- ---------------
NET INCOME                                              $  20,481,098    $  11,595,929   $ (11,595,929)  $  20,481,098
                                                       ===============  =============== =============== ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007
-----------------------------------------------------------------------------------------------------------------------

                                                          Nebraska
                                                            Book          Subsidiary                     Consolidated
                                                        Company, Inc.     Guarantors     Eliminations       Totals
                                                       --------------- ---------------- --------------- ---------------

REVENUES, net of returns                                $ 211,057,431    $ 142,011,126   $ (24,920,206)  $ 328,148,351

COSTS OF SALES (exclusive of depreciation shown below)    140,215,916       91,362,702     (25,865,834)    205,712,784
                                                       ---------------  --------------- ---------------  --------------
  Gross profit                                             70,841,515       50,648,424         945,628     122,435,567

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                      54,839,763       23,587,676         945,628      79,373,067
  Depreciation                                              2,631,514          771,468               -       3,402,982
  Amortization                                              1,983,042        2,959,678               -       4,942,720
  Intercompany administrative fee                          (2,419,600)       2,419,600               -               -
  Equity in earnings of subsidiaries                      (13,215,002)               -      13,215,002               -
                                                       ---------------  --------------- ---------------  --------------
                                                           43,819,717       29,738,422      14,160,630      87,718,769
                                                       ---------------  --------------- ---------------  --------------
INCOME FROM OPERATIONS                                     27,021,798       20,910,002     (13,215,002)     34,716,798
                                                       ---------------  --------------- ---------------  --------------
OTHER EXPENSES (INCOME):
  Interest expense                                         16,888,897                -               -      16,888,897
  Interest income                                            (537,413)               -               -        (537,413)
  Loss on derivative financial instrument                     180,000                -               -         180,000
                                                       ---------------  --------------- ---------------  --------------
                                                           16,531,484                -               -      16,531,484
                                                       ---------------  --------------- ---------------  --------------
INCOME BEFORE INCOME TAXES                                 10,490,314       20,910,002     (13,215,002)     18,185,314

INCOME TAX EXPENSE (BENEFIT)                                 (512,000)       7,695,000               -       7,183,000
                                                       ---------------  --------------- ---------------  --------------
NET INCOME                                              $  11,002,314    $  13,215,002   $ (13,215,002)  $  11,002,314
                                                       ===============  =============== ===============  ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006
-----------------------------------------------------------------------------------------------------------------------

                                                         Nebraska
                                                           Book          Subsidiary                      Consolidated
                                                        Company, Inc.    Guarantors     Eliminations        Totals
                                                       -------------- ---------------- ---------------  ---------------

REVENUES, net of returns                               $ 191,000,454    $ 135,850,955   $ (21,166,865)   $ 305,684,544

COSTS OF SALES (exclusive of depreciation shown below)   126,893,173       87,702,033     (22,404,110)     192,191,096
                                                       --------------  --------------- ---------------  ---------------
  Gross profit                                            64,107,281       48,148,922       1,237,245      113,493,448

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                     48,836,420       21,420,920       1,237,245       71,494,585
  Closure of California Warehouse                                  -          327,579               -          327,579
  Depreciation                                             2,070,486          599,442               -        2,669,928
  Amortization                                             1,834,996        2,891,726               -        4,726,722
  Intercompany administrative fee                         (1,966,800)       1,966,800               -                -
  Equity in earnings of subsidiaries                     (12,811,957)               -      12,811,957                -
                                                       --------------  --------------- ---------------  ---------------
                                                          37,963,145       27,206,467      14,049,202       79,218,814
                                                       --------------  --------------- ---------------  ---------------
INCOME FROM OPERATIONS                                    26,144,136       20,942,455     (12,811,957)      34,274,634
                                                       --------------  --------------- ---------------  ---------------
OTHER EXPENSES (INCOME):
  Interest expense                                        16,667,083              777               -       16,667,860
  Interest income                                           (511,683)         (26,670)              -         (538,353)
  Loss on derivative financial instrument                    155,000                -               -          155,000
                                                       --------------  --------------- ---------------  ---------------
                                                          16,310,400          (25,893)              -       16,284,507
                                                       --------------  --------------- ---------------  ---------------

INCOME BEFORE INCOME TAXES                                 9,833,736       20,968,348     (12,811,957)      17,990,127

INCOME TAX EXPENSE (BENEFIT)                              (1,071,000)       8,156,391               -        7,085,391
                                                       --------------  --------------- ---------------  ---------------
NET INCOME                                             $  10,904,736    $  12,811,957   $ (12,811,957)   $  10,904,736
                                                       ==============  =============== ===============  ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007
----------------------------------------------------------------------------------------------------------------


                                                      Nebraska
                                                        Book        Subsidiary                    Consolidated
                                                    Company, Inc.   Guarantors    Eliminations       Totals
                                                    ------------- -------------- --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                 $ 66,331,022   $ 1,480,599    $          -    $ 67,811,621

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (3,388,712)     (480,298)              -      (3,869,010)
  Acquisitions, net of cash acquired                   (2,144,582)     (350,000)              -      (2,494,582)
  Proceeds from sale of property and equipment            (22,229)       31,618               -           9,389
  Software development costs                             (168,861)            -               -        (168,861)
                                                    -------------- ------------- --------------- ---------------
    Net cash flows from investing activities           (5,724,384)     (798,680)              -      (6,523,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                   (417,542)            -               -        (417,542)
  Principal payments on capital lease obligations        (294,802)            -               -        (294,802)
  Capital contributions                                     4,869             -               -           4,869
                                                    -------------- ------------- --------------- ---------------
    Net cash flows from financing activities             (707,475)            -               -        (707,475)
                                                    -------------- ------------- --------------- ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS              59,899,163       681,919               -      60,581,082

CASH AND CASH EQUIVALENTS, Beginning of period         28,626,228     4,356,648               -      32,982,876
                                                    -------------- ------------- --------------- ---------------
CASH AND CASH EQUIVALENTS, End of period             $ 88,525,391   $ 5,038,567    $          -    $ 93,563,958
                                                    ============== ============= =============== ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006
----------------------------------------------------------------------------------------------------------------------


                                                          Nebraska
                                                            Book        Subsidiary                     Consolidated
                                                        Company, Inc.   Guarantors     Eliminations       Totals
                                                        -------------  --------------  -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                     $ 79,746,713   $ (1,471,389)   $         -     $ 78,275,324

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (2,881,848)      (976,679)             -       (3,858,527)
  Acquisitions, net of cash acquired                      (21,337,184)      (340,000)             -      (21,677,184)
  Proceeds from sale of property and equipment                 57,201        193,567              -          250,768
  Cash acquired in acquisition of subsidiary guarantor     (3,087,617)     3,087,617              -                -
                                                        -------------- --------------  -------------  ---------------
    Net cash flows from investing activities              (27,249,448)     1,964,505              -      (25,284,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                 24,000,000              -              -       24,000,000
  Payment of financing costs                                 (764,774)             -              -         (764,774)
  Principal payments on long-term debt                     (2,599,257)      (410,000)             -       (3,009,257)
  Principal payments on capital lease obligations            (148,275)             -              -         (148,275)
  Net decrease in revolving credit facility                         -    (13,931,119)             -      (13,931,119)
  Intercompany financing activity                         (14,341,119)    14,341,119              -                -
                                                        -------------- --------------  -------------  ---------------
    Net cash flows from financing activities                6,146,575              -              -        6,146,575
                                                        -------------- --------------  -------------  ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  58,643,840        493,116              -       59,136,956

CASH AND CASH EQUIVALENTS, Beginning of period             29,955,367      3,427,355              -       33,382,722
                                                        -------------- --------------  -------------  ---------------
CASH AND CASH EQUIVALENTS, End of period                 $ 88,599,207   $  3,920,471    $         -     $ 92,519,678
                                                        ============== ==============  =============  ===============

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. Our Bookstore Division continues to grow its number of bookstore locations, as we initiated the contract-management of four bookstore locations and established the start-up of one bookstore location during the quarter ended September 30, 2007. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the quarter ended September 30, 2007 increased $16.4 million, or 6.7% from the quarter ended September 30, 2006. This increase is primarily attributable to growth in the Bookstore Division, including acquisition activity and same-store sales growth of 2.7%. Revenues increased in the Textbook Division primarily as a result of an increase in both unit sales and the average price per book sold. Finally, the Complementary Services Division also experienced growth during the quarter ended September 30, 2007, primarily as a result of increased revenues from our distance education and college store consulting divisions.

    EBITDA RESULTS. Consolidated EBITDA for the quarter ended September 30, 2007 increased $2.7 million from the quarter ended September 30, 2006. The EBITDA increase is primarily attributable to the Textbook Division, where revenues increased and selling, general and administrative expenses decreased due to solid control of expenses and $0.3 million of expenses incurred in the quarter ended September 30, 2006 associated with the closure of the California warehouse. Additionally, EBITDA in the Bookstore Division increased primarily as a result of the aforementioned growth in the division. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.

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

QUARTER ENDED SEPTEMBER 30, 2007 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2006.


        REVENUES. Revenues for the quarters ended September 30, 2007 and 2006 and the corresponding change in revenues were as follows:

                                                                         Change
                                                                -------------------------
                                     2007            2006           Amount     Percentage
                                 -------------- --------------- -------------- ----------
Bookstore Division               $ 209,736,782   $ 197,083,642   $ 12,653,140      6.4 %
Textbook Division                   57,954,480      53,989,872      3,964,608      7.3 %
Complementary Services Division     10,173,149       8,432,067      1,741,082     20.6 %
Intercompany Eliminations          (17,554,582)    (15,588,328)    (1,966,254)    12.6 %
                                 -------------- --------------- -------------- ----------
                                 $ 260,309,829   $ 243,917,253   $ 16,392,576      6.7 %
                                 ============== =============== ============== ==========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2006. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2006 and subsequently closed) provided an additional $9.1 million of revenue for the quarter ended September 30, 2007. Same-store sales for the quarter ended September 30, 2007 increased $3.9 million, or 2.7%, from the quarter ended September 30, 2006, primarily due to increased used textbook and clothing and insignia wear revenues. The Company defines same-store sales for the quarter ended September 30, 2007 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2007. Finally, revenues declined $0.3 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2006 which were subsequently closed) since July 1, 2006.

    For the quarter ended September 30, 2007, Textbook Division revenues increased 7.3% from the quarter ended September 30, 2006, due primarily to a 4.9% increase in the average price per book sold and a 1.5% increase in units sold. The number of units sold was in part impacted by the quarter ended September 30, 2007 containing one more shipping day than the quarter ended September 30, 2006. Complementary Services Division revenues increased primarily as a result of strong results in the distance education and college store consulting divisions. As a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the quarter ended September 30, 2007 increased $2.0 million in the Textbook Division from the quarter ended September 30, 2006.

    GROSS PROFIT. Gross profit for the quarter ended September 30, 2007 increased $6.7 million, or 7.6%, to $95.1 million from $88.4 million for the quarter ended September 30, 2006. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage increased just slightly to 36.5% for the quarter ended September 30, 2007 from 36.2% for the quarter ended September 30, 2006. The increase in consolidated gross margin percentage is primarily attributable to a small increase in the Bookstore Division gross margin percentage due in part to an increase in higher-margin used textbook revenues as a percentage of total revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2007 increased $4.4 million, or 10.3%, to $46.8 million from $42.4 million for the quarter ended September 30, 2006. Selling, general and administrative expenses as a percentage of revenues were 18.0% and 17.4% for the quarters ended September 30, 2007 and 2006, respectively. The increase in selling, general and administrative expenses, which includes a $1.8 million increase in commission expense, a $1.1 million increase in rent, and a $0.8 million increase in shipping expense, is primarily attributable to our continued growth in the Bookstore Division (the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2006).

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized during the quarter ended September 30, 2006 are attributable to costs associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended September 30, 2007 and 2006 and the corresponding change in EBITDA were as follows:

                                                                       Change
                                                              ------------------------
                                     2007           2006         Amount     Percentage
                                -------------- -------------- ------------- ----------
Bookstore Division               $ 30,767,977   $ 29,967,460   $   800,517      2.7 %
Textbook Division                  19,045,524     17,183,615     1,861,909     10.8 %
Complementary Services Division       280,572        565,154      (284,582)   (50.4)%
Corporate Administration           (1,794,153)    (2,085,794)      291,641     14.0 %
                                -------------- -------------- ------------- ----------
                                 $ 48,299,920   $ 45,630,435   $ 2,669,485      5.9 %
                                ============== ============== ============= ==========

    The increase in Bookstore Division EBITDA was primarily due to growth in the number of college bookstores owned by us. The increase in Textbook Division EBITDA was primarily due to the aforementioned increase in revenues, as well as solid control of expenses and $0.3 million of expenses incurred in the quarter ended September 30, 2006 associated with the closure of the California warehouse. The decrease in Complementary Services Division EBITDA was primarily due to revenue mix, as lower-margin revenues from the distance education and college store consulting divisions comprised 60.4% of Complementary Services revenues in the quarter ended September 30, 2007 and 49.9% of revenues in the quarter ended September 30, 2006. The decrease in Corporate Administration's EBITDA loss was primarily due to $0.4 million in corporate costs related to the acquisition of CBA incurred in the quarter ended September 30, 2006.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:
                                                 Quarter Ended September 30,
                                                    2007             2006
                                               ---------------  ---------------

EBITDA                                          $  48,299,920    $  45,630,435

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Share-based compensation                            233,416          249,236
  Interest income                                     483,531          458,964
  Provision for losses on receivables                   5,141            8,138
  Cash paid for interest                          (15,518,420)     (11,984,559)
  Cash (paid) refunded for income taxes              (363,684)         789,226
  Loss on disposal of assets                          179,311          169,867
  Changes in operating assets and liabilities,
  net of effect of acquisitions (1)                76,979,406       85,228,562
                                               ---------------  ---------------
Net Cash Flows from Operating Activities        $ 110,298,621    $ 120,549,869
                                               ===============  ===============
Net Cash Flows from Investing Activities        $  (3,402,402)   $  (2,937,422)
                                               ===============  ===============
Net Cash Flows from Financing Activities        $ (23,073,326)   $ (35,716,743)
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

    DEPRECIATION EXPENSE. Depreciation expense for the quarter ended September 30, 2007 increased $0.4 million, or 32.2%, to $1.7 million from $1.3 million for the quarter ended September 30, 2006, due primarily to growth in the Bookstore Division.

    AMORTIZATION EXPENSE. Amortization expense for the quarter ended September 30, 2007 was relatively unchanged from the quarter ended September 30, 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended September 30, 2007 was relatively unchanged from the quarter ended September 30, 2006.

        INCOME TAXES. Income tax expense for the quarter ended September 30, 2007 increased $0.9 million, or 6.3%, to $14.2 million from $13.3 million for the quarter ended September 30, 2006. Our effective tax rate for the quarters ended September 30, 2007 and 2006 was 39.5% and 39.4%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2006.


        REVENUES. Revenues for the six months ended September 30, 2007 and 2006 and the corresponding change in revenues were as follows:

                                                                         Change
                                                                -------------------------
                                     2007            2006           Amount     Percentage
                                 -------------- --------------- -------------- ----------
Bookstore Division               $ 252,874,112   $ 233,016,877   $ 19,857,235      8.5 %
Textbook Division                   85,386,495      81,708,669      3,677,826      4.5 %
Complementary Services Division     18,154,451      15,813,990      2,340,461     14.8 %
Intercompany Eliminations          (28,266,707)    (24,854,992)    (3,411,715)    13.7 %
                                 -------------- --------------- -------------- ----------
                                 $ 328,148,351   $ 305,684,544   $ 22,463,807      7.3 %
                                 ============== =============== ============== ==========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2006. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2006 and subsequently closed) provided an additional $14.0 million of revenue for the six months ended September 30, 2007. Same-store sales for the six months ended September 30, 2007 increased $6.4 million, or 3.7%, from the six months ended September 30, 2006, primarily due to increased used textbook and clothing and insignia wear revenues. The Company defines same-store sales for the six months ended September 30, 2007 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2007. Finally, revenues declined $0.5 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2006 which were subsequently closed) since April 1, 2006.

    For the six months ended September 30, 2007, Textbook Division revenues increased 4.5% from the six months ended September 30, 2006, due primarily to a 5.5% increase in the average price per book sold that was offset in part by a 1.5% decrease in units sold. Complementary Services Division revenues increased primarily as a result of strong results in the distance education and college store consulting divisions. As a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the six months ended September 30, 2007 increased $3.5 million in the Textbook Division from the six months ended September 30, 2006.

    GROSS PROFIT. Gross profit for the six months ended September 30, 2007 increased $8.9 million, or 7.9%, to $122.4 million from $113.5 million for the six months ended September 30, 2006. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage increased just slightly to 37.3% for the six months ended September 30, 2007 from 37.1% for the six months ended September 30, 2006. The increase in consolidated gross margin percentage is primarily attributable to a small increase in the Bookstore Division gross margin percentage due in part to an increase in higher-margin used textbook revenues as a percentage of total revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2007 increased $7.9 million, or 11.0%, to $79.4 million from $71.5 million for the six months ended September 30, 2006. Selling, general and administrative expenses as a percentage of revenues were 24.2% and 23.4% for the six months ended September 30, 2007 and 2006, respectively. The increase in selling, general and administrative expenses, which includes a $2.2 million increase in personnel costs, a $1.9 million increase in commission expense, a $1.5 million increase in rent, and a $1.2 million increase in shipping expense, is primarily attributable to our continued growth in the Bookstore Division (the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2006).

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized during the six months ended September 30, 2006 are attributable to costs associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the six months ended September 30, 2007 and 2006 and the corresponding change in EBITDA were as follows:

                                                                        Change
                                                               ------------------------
                                     2007           2006          Amount     Percentage
                                 -------------- -------------- ------------- ----------
Bookstore Division                $ 25,676,524   $ 25,383,446   $   293,078      1.2 %
Textbook Division                   24,433,923     22,463,657     1,970,266      8.8 %
Complementary Services Division        336,930      1,041,423      (704,493)   (67.6)%
Corporate Administration            (7,384,877)    (7,217,242)     (167,635)    (2.3)%
                                 -------------- -------------- ------------- ----------
                                  $ 43,062,500   $ 41,671,284   $ 1,391,216      3.3 %
                                 ============== ============== ============= ==========

    The increase in Bookstore Division EBITDA was primarily due to growth in the number of college bookstores owned by us. The increase in Textbook Division EBITDA was primarily due to the aforementioned increase in revenues, as well as solid control of expenses and $0.3 million of expenses incurred in the six months ended September 30, 2006 associated with the closure of the California warehouse. The decrease in Complementary Services Division EBITDA was primarily due to revenue mix, as lower-margin revenues from the distance education and college store consulting divisions comprised 54.6% of Complementary Services revenues in the six months ended September 30, 2007 and 43.3% of revenues in the six months ended September 30, 2006. Corporate Administration's EBITDA loss was relatively comparable for the six months ended September 30, 2007 and 2006.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

                                               Six Months Ended September 30,
                                                   2007              2006
                                               --------------  ---------------

EBITDA                                          $ 43,062,500    $  41,671,284

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Share-based compensation                           487,458          501,236
  Interest income                                    537,413          538,353
  Provision for losses on receivables                (21,699)          59,067
  Cash paid for interest                         (15,755,266)     (15,634,822)
  Cash paid for income taxes                      (4,118,080)        (756,703)
  Loss on disposal of assets                         180,508          169,867
  Changes in operating assets and liabilities,
  net of effect of acquisitions (1)               43,438,787       51,727,042
                                               --------------  ---------------
Net Cash Flows from Operating Activities        $ 67,811,621    $  78,275,324
                                               ==============  ===============
Net Cash Flows from Investing Activities        $ (6,523,064)   $ (25,284,943)
                                               ==============  ===============
Net Cash Flows from Financing Activities        $   (707,475)   $   6,146,575
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

    DEPRECIATION EXPENSE. Depreciation expense for the six months ended September 30, 2007 increased $0.7 million, or 27.5%, to $3.4 million from $2.7 million for the six months ended September 30, 2006, due primarily to growth in the Bookstore Division.

    AMORTIZATION EXPENSE. Amortization expense for the six months ended September 30, 2007 increased $0.2 million, or 4.6%, to $4.9 million from $4.7 million for the six months ended September 30, 2006, due primarily to amortization of contract-managed acquisition costs associated with bookstore acquisitions occurring since April 1, 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the six months ended September 30, 2007 was relatively unchanged from the six months ended September 30, 2006.

        INCOME TAXES. Income tax expense for the six months ended September 30, 2007 was relatively unchanged from the six months ended September 30, 2006. Our effective tax rate for the six months ended September 30, 2007 and 2006 was 39.5% and 39.4%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to returns, bad debts, inventory valuation and obsolescence, intangible assets, rebate programs, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

    ACCRUED INCENTIVES. Our Textbook Division offers certain incentive programs to its customers which allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain of the complementary services we offer through our Complementary Services Division. The customer can also utilize the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to utilize rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which are based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the condensed consolidated financial statements.

    INCOME TAXES. We account for income taxes by recording taxes payable or refundable for the current fiscal year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our condensed consolidated financial statements or the consolidated income tax returns. Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets, and deferred tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the consolidated income tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be different from that which is reflected in the condensed consolidated financial statements.

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

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our Revolving Credit Facility. At September 30, 2007, our total indebtedness was $377.1 million, consisting of the $196.6 million Term Loan, $175.0 million of Senior Subordinated Notes, and $5.5 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued Senior Discount Notes, the balance of which at September 30, 2007 was $73.3 million (face value of $77.0 million less $3.7 million discount).

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

    In July 2007, a bookstore location was relocated, the new property lease for which has been classified as a capital lease. This lease expires in fiscal year 2018 and contains two five-year options to renew. The capital lease obligation and corresponding property recorded at inception of the lease totaled $2.2 million. Principal payments total $0.1 million in each of fiscal years 2008-2010, $0.2 million in each of fiscal years 2011-2012, and $1.5 million thereafter. Amounts representing interest total $0.1 million in fiscal year 2008, $0.2 million in each of fiscal years 2009-2010, $0.1 million in each of fiscal years 2011-2012, and $0.4 million thereafter.

INVESTING CASH FLOWS

    Our capital expenditures were $3.9 million for both the six months ended September 30, 2007 and the six months ended September 30, 2006. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The annual limitation for fiscal year 2008 is $16.1 million. We expect capital expenditures to be between $8.0 million and $10.0 million for fiscal year 2008.

    Business acquisition and contract-management renewal expenditures were $2.5 million and $21.7 million for the six months ended September 30, 2007 and 2006, respectively. During the six months ended September 30, 2007, 10 bookstore locations were acquired in 8 separate transactions (all of which were contract-managed locations). During the six months ended September 30, 2006, 114 bookstore locations were acquired in thirteen separate transactions (109 of which were contract-managed locations), including the acquisition of CBA's 101 bookstore locations for $18.8 million (net of cash acquired) on May 1, 2006. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the six months ended September 30, 2007, we capitalized $0.2 million in software development costs associated with new software products and enhancements to existing software products.

    Effective September 1, 2007, we entered into an agreement whereby we agreed to pay $1.7 million over a period of thirty-six months to a software company in return for certain rights related to that company's products that are designed to enhance web-based sales. This other identifiable intangible is being amortized on a straight-line basis over the thirty-six month base term of the agreement. The asset and corresponding liability were recorded based upon the present value of the future payments assuming an imputed interest rate of 6.7%, resulting in a discount of $0.1 million which will be recorded as interest expense over the base term of the agreement utilizing the effective interest method of accounting.

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows provided from operating activities for the six months ended September 30, 2007 were $67.8 million, down $10.5 million from $78.3 million for the six months ended September 30, 2006. The decrease in net cash flows from operating activities is due in part to a $3.4 million increase in income taxes paid during the six months ended September 30, 2007, a $2.6 million increase in bonuses accrued at year-end and paid out in the first quarter of fiscal 2008, and fluctuations in the timing of payments on accounts payable balances.

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

SOURCES OF AND NEEDS FOR CAPITAL

    As of September 30, 2007, we could borrow up to $67.1 million under the Revolving Credit Facility, which was unused at September 30, 2007. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

    We believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance our current operations, any required excess cash flow payments, cash interest requirements, planned capital expenditures and internal growth for the next twelve months. Future acquisitions, if any, may require additional debt or equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

    As of September 30, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement becomes effective for us in fiscal year 2009. We have not yet determined if the Statement will have a material impact on our consolidated financial statements.


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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $377.1 million in total indebtedness outstanding at September 30, 2007, approximately $196.6 million is subject to fluctuations in the Eurodollar interest rate. As provided in our Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, we entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement at September 30, 2007 was $130.0 million. The interest rate swap agreement expires on September 30, 2008.

    Certain quantitative market risk disclosures have changed since March 31, 2007 as a result of market fluctuations, movement in interest rates, a new capital lease obligation, and principal payments. The following table presents summarized market risk information (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                           September 30,     March 31,
                                                                2007            2007
                                                           --------------- ---------------
Fair Values:
  Fixed rate debt                                           $ 180,102,000   $ 179,933,000
  Variable rate debt (excluding Revolving Credit Facility)    196,623,133     197,021,472
  Interest rate swap ("in-the-money")                             586,000       1,301,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                   8.64%           8.65%
  Variable rate debt (excluding Revolving Credit Facility)          7.21%           7.39%
  Interest rate swap receive rate                                   4.74%           4.95%
  Interest rate swap pay rate                                       4.34%           4.34%


                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

    CHANGES IN INTERNAL CONTROLS. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING. We have $377.1 million of outstanding indebtedness at September 30, 2007. NBC has additional outstanding indebtedness of $73.3 million as of September 30, 2007 under the Senior Discount Notes. The degree to which we are leveraged could have important consequences, including the following:

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


                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2007.


NEBRASKA BOOK COMPANY, INC.



/s/   Mark W. Oppegard
----------------------------------------------
Mark W. Oppegard
Chief Executive Officer, President and
Director




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