Form 10-Q
period 2007-12-31
NEBRASKA BOOK CO
filed 2008-02-14
CIK 1056758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

   TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 14, 2008:
                                   100 SHARES

                            TOTAL NUMBER OF PAGES: 40

                             EXHIBIT INDEX: PAGE 40

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                               December 31,       March 31,     December 31,
                                                                  2007             2007             2006
                                                              ---------------  ---------------  ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $  25,141,351    $  32,982,876    $  24,978,881
  Receivables, net                                                72,198,359       54,949,070       71,290,988
  Inventories                                                    146,633,595       94,548,706      137,165,410
  Recoverable income taxes                                         6,708,589                -        2,977,279
  Deferred income taxes                                            6,766,115        5,261,114        7,657,010
  Prepaid expenses and other assets                                2,503,389        1,993,644        1,809,584
                                                              ---------------  ---------------  ---------------
    Total current assets                                         259,951,398      189,735,410      245,879,152

PROPERTY AND EQUIPMENT, net of depreciation & amortization        45,480,575       43,078,109       43,707,747

GOODWILL                                                         319,509,670      311,606,364      311,879,134

IDENTIFIABLE INTANGIBLES, net of amortization                    137,369,912      139,824,716      141,448,244

DEBT ISSUE COSTS, net of amortization                              5,582,299        6,939,046        7,173,059

OTHER ASSETS                                                       2,352,582        4,303,947        5,176,585
                                                              ---------------  ---------------  ---------------
                                                               $ 770,246,436    $ 695,487,592    $ 755,263,921
                                                              ===============  ===============  ===============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $  34,729,174    $  28,505,138    $  40,082,324
  Accrued employee compensation and benefits                      13,160,872       14,213,001       12,210,916
  Accrued interest                                                 4,544,699          710,800        4,473,567
  Accrued incentives                                               6,874,064        6,983,262        7,028,548
  Accrued expenses                                                 2,232,243        2,334,239        1,761,283
  Income taxes payable                                                     -        3,253,074                -
  Deferred revenue                                                 2,134,696          898,666        2,082,808
  Current maturities of long-term debt                             2,069,498        1,957,854        1,848,468
  Current maturities of capital lease obligations                    636,239          490,815          490,847
  Revolving credit facility                                       69,300,000                -       59,000,000
                                                              ---------------  ---------------  ---------------
    Total current liabilities                                    135,681,485       59,346,849      128,978,761

LONG-TERM DEBT, net of current maturities                        368,881,284      370,433,831      370,950,780

CAPITAL LEASE OBLIGATIONS, net of current maturities               4,301,844        2,704,268        2,842,600

OTHER LONG-TERM LIABILITIES                                        4,975,539        2,983,350        2,840,145

DEFERRED INCOME TAXES                                             55,823,119       58,612,118       59,585,322

DUE TO PARENT                                                     17,213,279       16,733,279       17,039,682

COMMITMENTS (Note 4)

STOCKHOLDER'S EQUITY:
  Common stock, voting, authorized 50,000 shares
  of $1.00 par value; issued and outstanding 100 shares                  100              100              100
  Additional paid-in capital                                     138,077,171      138,017,229      138,018,430
  Retained earnings                                               45,169,615       46,043,568       33,923,101
  Accumulated other comprehensive income                             123,000          613,000        1,085,000
                                                              ---------------  ---------------  ---------------
    Total stockholder's equity                                   183,369,886      184,673,897      173,026,631
                                                              ---------------  ---------------  ---------------
                                                               $ 770,246,436    $ 695,487,592    $ 755,263,921
                                                              ===============  ===============  ===============

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                            Quarter Ended December 31,      Nine Months Ended December 31,
                                                              2007             2006             2007             2006
                                                         ---------------- ---------------- ---------------  ---------------
REVENUES, net of returns                                    $ 64,481,852     $ 63,909,837   $ 392,630,203    $ 369,594,381

COSTS OF SALES (exclusive of depreciation shown below)        37,429,939       37,207,982     243,142,723      229,399,078
                                                         ---------------- ---------------- ---------------  ---------------
  Gross profit                                                27,051,913       26,701,855     149,487,480      140,195,303

OPERATING EXPENSES:
  Selling, general and administrative                         34,178,494       31,680,264     113,551,561      103,174,849
  Closure of California Warehouse                                      -          428,041               -          755,620
  Depreciation                                                 1,823,902        1,532,460       5,226,884        4,202,388
  Amortization                                                 2,660,352        2,427,825       7,603,072        7,154,547

                                                         ---------------- ---------------- ---------------  ---------------
                                                              38,662,748       36,068,590     126,381,517      115,287,404
                                                         ---------------- ---------------- ---------------  ---------------
INCOME (LOSS) FROM OPERATIONS                                (11,610,835)      (9,366,735)     23,105,963       24,907,899
                                                         ---------------- ---------------- ---------------  ---------------
OTHER EXPENSES (INCOME):
 Interest expense                                              8,460,267        8,358,820      25,349,164       25,026,680
 Interest income                                                (479,835)        (504,447)     (1,017,248)      (1,042,800)
 (Gain) Loss on derivative financial instrument                   38,000          (43,000)        218,000          112,000
                                                         ---------------- ---------------- ---------------  ---------------
                                                               8,018,432        7,811,373      24,549,916       24,095,880
                                                         ---------------- ---------------- ---------------  ---------------
INCOME (LOSS) BEFORE INCOME TAXES                            (19,629,267)     (17,178,108)     (1,443,953)         812,019

INCOME TAX EXPENSE (BENEFIT)                                  (7,753,000)      (6,764,391)       (570,000)         321,000
                                                         ---------------- ---------------- ---------------  ---------------
NET INCOME (LOSS)                                          $ (11,876,267)   $ (10,413,717)  $    (873,953)   $     491,019
                                                         ================ ================ ===============  ===============


See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      Accumulated
                                                       Additional                        Other
                                             Common     Paid-in        Retained      Comprehensive                   Comprehensive
                                             Stock       Capital        Earnings         Income           Total       Income (Loss)
                                           --------- --------------- --------------  --------------  --------------  --------------
BALANCE, April 1, 2006                        $ 100   $ 138,022,098   $ 33,432,082     $ 1,414,000   $ 172,868,280

  Contributed capital                             -          (3,668)             -               -          (3,668)   $         -

  Net income                                      -               -        491,019               -         491,019        491,019

  Other comprehensive loss, net of taxes:

    Unrealized loss on interest
    rate swap agreement,
    net of taxes of $208,000                      -               -              -        (329,000)       (329,000)      (329,000)
                                           --------- --------------- --------------  --------------  --------------  -------------
BALANCE, December 31, 2006                    $ 100   $ 138,018,430   $ 33,923,101     $ 1,085,000   $ 173,026,631    $   162,019
                                           ========= =============== ==============  ==============  ==============  =============

BALANCE, April 1, 2007                        $ 100   $ 138,017,229   $ 46,043,568     $   613,000   $ 184,673,897

  Contributed capital                             -           1,201              -               -           1,201    $         -

  Share-based compensation attributable to
  NBC Holdings Corp. stock options                -          58,741              -               -          58,741              -

  Net loss                                        -               -       (873,953)              -        (873,953)      (873,953)

  Other comprehensive loss, net of taxes:

    Unrealized loss on interest rate swap
    agreement, net of taxes of $309,000           -               -              -        (490,000)       (490,000)      (490,000)
                                           --------- --------------- --------------  --------------  --------------  -------------
BALANCE, December 31, 2007                    $ 100   $ 138,077,171   $ 45,169,615     $   123,000   $ 183,369,886    $(1,363,953)
                                           ========= =============== ==============  ==============  ==============  =============


See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                                   Nine Months Ended December 31,
                                                                                       2007            2006
                                                                                   -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $   (873,953)   $    491,019
  Adjustments to reconcile net income (loss) to
  net cash flows from operating activities:
    Share-based compensation                                                            795,289         754,678
    Provision for losses on receivables                                                  12,371          89,395
    Depreciation                                                                      5,226,884       4,202,388
    Amortization                                                                      8,994,819       8,443,488
    Loss on derivative financial instrument                                             218,000         112,000
    (Gain) Loss on disposal of assets                                                   186,863         (18,700)
    Deferred income taxes                                                            (3,985,000)     (3,816,000)
    Changes in operating assets and liabilities,
    net of effect of acquisitions:
      Receivables                                                                   (17,265,328)    (25,520,604)
      Inventories                                                                   (49,280,511)    (46,492,055)
      Recoverable income taxes                                                       (6,708,589)     (1,538,460)
      Prepaid expenses and other assets                                                (509,745)        (35,434)
      Other assets                                                                      920,352        (703,933)
      Accounts payable                                                                5,154,419      16,708,073
      Accrued employee compensation and benefits                                     (1,052,129)        615,380
      Accrued interest                                                                3,833,899       3,786,836
      Accrued incentives                                                               (109,198)       (530,948)
      Accrued expenses                                                                 (101,996)        653,074
      Income taxes payable                                                           (3,253,074)       (975,434)
      Deferred revenue                                                                1,236,030       1,368,385
      Other long-term liabilities                                                        39,851         (53,066)
      Due to parent                                                                     480,000         390,000
                                                                                   -------------   -------------
        Net cash flows from operating activities                                    (56,040,746)    (42,069,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (5,571,225)     (5,415,291)
  Acquisitions, net of cash acquired                                                (13,479,613)    (25,844,594)
  Proceeds from sale of property and equipment                                           11,954         287,304
  Software development costs                                                           (168,861)              -
                                                                                   -------------   -------------
      Net cash flows from investing activities                                      (19,207,745)    (30,972,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                                    -      24,000,000
  Payment of financing costs                                                                  -        (764,773)
  Principal payments on long-term debt                                               (1,440,903)     (3,413,609)
  Principal payments on capital lease obligations                                      (457,000)       (251,841)
  Net increase in revolving credit facility                                          69,300,000      45,068,881
  Capital contributions                                                                   4,869               -
                                                                                   -------------   -------------
      Net cash flows from financing activities                                       67,406,966      64,638,658
                                                                                   -------------   -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (7,841,525)     (8,403,841)

CASH AND CASH EQUIVALENTS, Beginning of period                                       32,982,876      33,382,722
                                                                                   -------------   -------------
CASH AND CASH EQUIVALENTS, End of period                                           $ 25,141,351    $ 24,978,881
                                                                                   =============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                                       $ 20,123,518    $ 19,950,903
    Income taxes                                                                     12,896,663       6,260,894
  Noncash investing and financing activities:
    Property acquired through capital lease                                        $  2,200,000    $  1,079,000
    Accumulated other comprehensive income:
      Unrealized loss on interest rate swap agreement, net of income taxes             (490,000)       (329,000)
      Deferred taxes resulting from unrealized loss on interest rate swap agreement    (309,000)       (208,000)
    Other intangible agreement to be paid over three years                            1,585,407               -
    Contingent consideration associated with bookstore acquisition                      700,000               -

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

2. INVENTORIES - Inventories are summarized as follows:

                                  December 31,     March 31,     December 31,
                                      2007           2007            2006
                                  -------------- --------------  --------------
Bookstore Division                 $126,411,168   $ 61,297,777    $116,904,787
Textbook Division                    17,195,974     30,323,636      16,980,831
Complementary Services Division       3,026,453      2,927,293       3,279,792
                                  -------------- --------------  --------------
                                   $146,633,595   $ 94,548,706    $137,165,410
                                  ============== ==============  ==============


3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the periods ended December 31, 2007 and 2006. Goodwill assigned to corporate administration represents the goodwill that arose when Weston Presidio gained a controlling interest in NBC on March 4, 2004 (the "March 4, 2004 Transaction"), as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or, where applicable, a portion of a reporting unit.


                                Bookstore        Corporate
                                 Division      Administration        Total
                              --------------  ----------------  ----------------

Balance, April 1, 2006         $ 23,987,967     $ 269,061,875     $ 293,049,842

Additions to goodwill:
  Bookstore acquisitions         18,829,292                 -        18,829,292
                              -------------   ----------------  ----------------
Balance, December 31, 2006     $ 42,817,259     $ 269,061,875     $ 311,879,134
                              ==============  ================  ================

Balance, April 1, 2007         $ 42,544,489     $ 269,061,875     $ 311,606,364

Additions to goodwill:
  Bookstore acquisitions          7,903,306                 -         7,903,306
                              --------------  ----------------  ----------------
Balance, December 31, 2007     $ 50,447,795     $ 269,061,875     $ 319,509,670
                              ==============  ================  ================

    During the nine months ended December 31, 2007, nineteen bookstore locations were acquired in thirteen separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $13.3 million, of which $7.9 million was assigned to tax-deductible goodwill, $1.9 million was assigned to covenants not to compete with amortization periods of three years, and $0.6 million was assigned to contract-managed acquisition costs with amortization periods of up to five years. Included in the total purchase price, net of cash acquired, is $0.7 million of contingent consideration associated with one of the bookstores acquired, which will be paid to the previous owner on a monthly basis and is calculated as a percentage of revenues generated by the acquired bookstore each month.

    The Company also incurred $0.6 million in contract-managed acquisition costs with amortization periods of up to ten years associated with the renewal of ten contract-managed locations during the nine months ended December 31, 2007.

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

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

                                                      December 31, 2007
                                      --------------------------------------------------
                                          Gross                               Net
                                         Carrying         Accumulated       Carrying
                                          Amount          Amortization       Amount
                                      ---------------  ----------------  ---------------
 Customer relationships                $ 114,830,000     $ (22,008,760)   $  92,821,240
 Developed technology                     12,348,133        (7,431,755)       4,916,378
 Covenants not to compete                  7,534,333        (3,188,226)       4,346,107
 Contract-managed acquisition costs        3,614,854        (1,057,915)       2,556,939
 Other                                     1,585,407          (176,159)       1,409,248
                                      ---------------  ----------------  ---------------
                                       $ 139,912,727     $ (33,862,815)   $ 106,049,912
                                      ===============  ================  ===============

                                                        March 31, 2007
                                      --------------------------------------------------
                                          Gross                               Net
                                         Carrying         Accumulated       Carrying
                                          Amount          Amortization       Amount
                                      ---------------  ---------------------------------
 Customer relationships                $ 114,830,000     $ (17,702,620)   $  97,127,380
 Developed technology                     12,179,273        (5,908,519)       6,270,754
 Covenants not to compete                  5,794,584        (2,357,767)       3,436,817
 Contract-managed acquisition costs        2,264,100          (594,335)       1,669,765
                                      ---------------  ----------------  ---------------
                                       $ 135,067,957     $ (26,563,241)   $ 108,504,716
                                      ===============  ================  ===============

                                                      December 31, 2006
                                      --------------------------------------------------
                                          Gross                               Net
                                         Carrying         Accumulated       Carrying
                                          Amount          Amortization       Amount
                                      ---------------  ---------------------------------
 Customer relationships                $ 114,830,000     $ (16,267,240)   $  98,562,760
 Developed technology                     11,473,750        (5,417,956)       6,055,794
 Covenants not to compete                  6,355,584        (2,664,734)       3,690,850
 Contract-managed acquisition costs        2,264,100          (445,260)       1,818,840
                                      ---------------  ----------------  ---------------
                                       $ 134,923,434     $ (24,795,190)   $ 110,128,244
                                      ===============  ================  ===============

    Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

                                                          Amortization
                                                            Expense
                                                         ---------------

        Quarter ended December 31, 2007                    $  2,660,352
        Quarter ended December 31, 2006                       2,427,825
        Nine months ended December 31, 2007                   7,603,072
        Nine months ended December 31, 2006                   7,154,547

        Estimated amortization expense for the
        fiscal years ending March 31:
          2008                                             $ 10,333,000
          2009                                               10,752,000
          2010                                                9,926,000
          2011                                                7,054,000
          2012                                                6,219,000

    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

4. LONG-TERM DEBT - Indebtedness at December 31, 2007 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to the Company through a syndicate of lenders, consisting of a term loan (the "Term Loan") with a remaining balance of $195.6 million (includes remaining amounts due under both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and an $85.0 million revolving credit facility (the "Revolving Credit Facility"), outstanding indebtedness under which was $69.3 million at December 31, 2007; $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes"); $0.4 million of other indebtedness; and $4.9 million of capital leases. The Revolving Credit Facility expires on March 4, 2009, while the Term Loan is due March 4, 2011. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $85.0 million. The calculated borrowing base at December 31, 2007 was $85.0 million.

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

    General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                                              December 31,    March 31,     December 31,
                                                                  2007          2007           2006
                                                             --------------- ------------- --------------
Total indebtedness outstanding                                 $445,188,865   $375,586,768   $435,132,695

Term Loan subject to Eurodollar interest rate fluctuations      195,609,765    197,021,472    197,419,812

Revolving Credit Facility subject to Eurodollar interest
rate fluctuations                                                45,000,000              -              -

Revolving Credit Facility subject to Prime rate fluctuations     24,300,000              -     59,000,000

Notional amount under swap agreement                            130,000,000    140,000,000    150,000,000

Fixed interest rate indebtedness                                180,279,100    178,565,296    178,712,883

Variable interest rate, including applicable margin:
  Term Loan                                                           7.65%          7.88%          7.88%
  Revolving Credit Facility - Eurodollar                              7.72%              -              -
  Revolving Credit Facility - Prime                                   9.25%              -         10.00%

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

    The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of December 31, 2007. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

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

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

                                                         December 31,     March 31,    December 31,
                                                             2007           2007           2006
                                                        --------------- -------------- -------------
Balance Sheet Components:
  Other assets - fair value of swap agreement             $  284,000     $ 1,301,000   $ 2,184,000
  Deferred income taxes                                     (110,014)       (503,975)     (846,000)
                                                        --------------- -------------- -------------
                                                          $  173,986     $   797,025   $ 1,338,000
                                                        =============== ============== =============

Portion of Agreement Subsequent to September 30, 2005
Hedge Designation:
   Increase (Decrease) in fair value of swap agreement:
      Quarter ended December 31                           $ (264,000)                  $   290,000
      Nine months ended December 31                         (799,000)                     (537,000)
      Year ended March 31, 2007                                          $(1,307,000)

Portion of Agreement Prior to September 30, 2005
Hedge Designation:
   Increase (Decrease) in fair value of swap agreement:
      Quarter ended December 31                              (38,000)                       43,000
      Nine months ended December 31                         (218,000)                     (112,000)
      Year ended March 31, 2007                                             (225,000)

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

    In re-measuring share-based compensation at the end of each reporting period, the Company accrues to the greater of (a) the minimum compensation benefits associated with the nonvested shares or (b) the estimated fair value of such shares. As of December 31, 2007, the minimum compensation benefits exceed the estimated fair value of the nonvested shares and are thus utilized as the basis for recording share-based compensation. Fair value is estimated utilizing a methodology which is consistent with the transaction-based method under the market approach described in the AICPA Audit and Accounting Practice Aid Series, VALUATION OF PRIVATELY-HELD-COMPANY EQUITY SECURITIES (the "Practice Aid"). This methodology is consistent with the approaches that have been used in all four arms-length negotiated transactions involving NBC's common stock since 1995, including the last transaction on March 4, 2004 and includes the following steps: (a) the determination of an estimated enterprise value using a multiple of EBITDA; (b) the enterprise value is reduced by outstanding debt to derive an equity value; and (c) the equity value is then divided by outstanding common stock and common stock equivalents to arrive at an estimated equity value per share. As NBC Holdings Corp.'s common stock is not publicly traded and the nonvested shares represent a minority interest position, the estimated equity value per share is discounted for these factors to arrive at the fair value of the nonvested shares. The factors to be considered in performing a valuation as outlined in the Practice Aid, as well as the risks outlined in this Quarterly Report on Form 10-Q and other factors, impact the selection of the EBITDA multiple utilized in the aforementioned valuation methodology. As these factors and risks change, their impact on the valuation methodology is also considered. Management does not believe that the results of a contemporaneous valuation by an unrelated valuation specialist would provide more reliable evidence of valuation compared to the current methodology, given its consistent application in all four arms-length negotiated transactions involving NBC's common stock over the past twelve years. Specific information regarding nonvested stock share-based compensation is presented in the following table:

                                                   Quarter Ended December 31,   Nine Months Ended December 31,
                                                     2007           2006            2007             2006
                                                 -------------  -------------   --------------  ---------------
Nonvested Stock:                                    Minimum        Minimum         Minimum         Minimum
  Valuation methodology                           Compensation  Compensation     Compensation   Compensation

  Share-based compensation:
    Recognized:
      Value of nonvested shares                     $ 166,667      $ 166,667      $   500,000      $   500,000
      Reimbursement for taxes                          82,423         86,775          236,548          254,678
                                                 -------------  -------------   --------------  ---------------
        Total                                       $ 249,090      $ 253,442      $   736,548      $   754,678
                                                 =============  =============   ==============  ===============
    Unrecognized:
      Value of nonvested shares                                                   $ 1,833,333      $ 2,500,000
      Reimbursement for taxes                                                         926,505        1,283,437
                                                                                --------------  ---------------
        Total                                                                     $ 2,759,838      $ 3,783,437
                                                                                ==============  ===============

  Deferred tax benefit                              $  96,492      $  98,177      $   285,321      $    32,027

  Period over which unrecognized share-based
  compensation will be realized (in years)                                                2.8              3.8

    On October 12, 2007, NBC's Board of Directors approved the grant of the remaining 4,917 options available for grant under the 2004 Stock Option Plan. The options, which have an exercise price of $205 per share, vest 25% on each of October 12, 2007, 2008, 2009 and 2010. The options expire on October 12, 2017. The fair value of such options was estimated on the date of grant under the calculated value method using a closed-form option valuation model that contained the following assumptions - expected volatility of 13.1%, no expected dividends, an expected term of four years, and a risk-free rate of 4.3%. As the stock underlying such options is not publicly traded, the expected volatility was based upon quarterly observations of the Dow Jones Global Index for Small Cap General Retailers over the four year period ended October 12, 2007. This index was selected as one which fit the industry in which the Company operates, and the volatility of that index was calculated utilizing a standard deviation formula. The expected term was an estimate of the period of time that such options granted are expected to remain outstanding after considering the vesting period and historical experience. The risk-free rate was based upon the October 12, 2007 estimated yield of a U.S. Treasury constant maturity series with a four year term. There has been no other option activity during the quarter and nine months ended December 31, 2007. Specific information regarding stock option share-based compensation is presented in the following table:

Stock Options:
  General information:

    Grant date calculated fair value per option                                           $   38.23

    Shares at December 31, 2007:
      Vested                                                                                  1,229
      Nonvested                                                                               3,688
                                                                                         -----------
        Total                                                                                 4,917
                                                                                         ===========

    Unrecognized share-based compensation at December 31, 2007                            $ 129,231

    Period over which unrecognized share-based compensation will be
    realized (in years) at December 31, 2007                                                    2.8

    Information regarding options outstanding at December 31, 2007:
      Weighted-average remaining contractual term                                               9.8

    Information regarding options exercisable at December 31, 2007
      Weighted-average remaining contractual term                                               9.8

                                                                                       Nine Months
                                                                      Quarter Ended      Ended
  Financial information:                                              December 31,     December 31,
                                                                          2007            2007
                                                                      -------------   -------------

    Consolidated Statement of Operations:

      Share-based compensation                                             $ 58,741       $  58,741
      Deferred tax benefit                                                   22,755          22,755

    Other Required Disclosures:

      Total calculated value of shares vested during the period            $ 46,993       $  46,993


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

    The following table provides selected information about profit or loss (excluding the impact of the Company's interdivisional administrative fee - see Note 10, Condensed Consolidating Financial Information, to the condensed consolidated financial statements) on a segment basis:

                                                                              Complementary
                                               Bookstore        Textbook        Services
                                                Division        Division        Division         Total
                                             ---------------  --------------  -------------  --------------
Quarter ended December 31, 2007:
  External customer revenues                   $ 35,832,525    $ 22,685,712    $ 5,963,615    $ 64,481,852
  Intersegment revenues                             368,662       9,865,461      1,436,680      11,670,803
  Depreciation and amortization expense           1,934,407       1,527,009        656,216       4,117,632
  Earnings (Loss) before interest, taxes,
    depreciation and amortization (EBITDA)       (6,218,681)      5,015,072        633,847        (569,762)

Quarter ended December 31, 2006:
  External customer revenues                   $ 33,524,476    $ 24,453,387    $ 5,931,974    $ 63,909,837
  Intersegment revenues                             368,029       9,212,128      1,110,826      10,690,983
  Depreciation and amortization expense           1,665,176       1,534,646        640,607       3,840,429
  Earnings (Loss) before interest, taxes,
    depreciation and amortization (EBITDA)       (4,794,357)      4,925,705        576,235         707,583

Nine months ended December 31, 2007:
  External customer revenues                   $287,874,549    $ 83,488,331    $21,267,323    $392,630,203
  Intersegment revenues                           1,200,750      34,449,337      4,287,423      39,937,510
  Depreciation and amortization expense           5,557,937       4,569,493      1,956,905      12,084,335
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)       19,457,843      29,448,995        970,777      49,877,615

Nine months ended December 31, 2006:
  External customer revenues                   $265,707,767    $ 85,062,261    $18,824,353    $369,594,381
  Intersegment revenues                           1,201,615      30,311,923      4,032,437      35,545,975
  Depreciation and amortization expense           4,534,868       4,559,601      1,916,222      11,010,691
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)       20,589,089      27,389,362      1,617,658      49,596,109

    The following table reconciles segment information presented above with consolidated information as presented in the Company's condensed consolidated financial statements:

                                                       Quarter Ended December 31,       Nine Months Ended December 31,
                                                         2007             2006              2007            2006
                                                     --------------   --------------  ---------------  ---------------
Revenues:
  Total for reportable segments                       $ 76,152,655     $ 74,600,820    $ 432,567,713    $ 405,140,356
  Elimination of intersegment revenues                 (11,670,803)     (10,690,983)     (39,937,510)     (35,545,975)
                                                     --------------   --------------  ---------------  ---------------
    Consolidated total                                $ 64,481,852     $ 63,909,837    $ 392,630,203    $ 369,594,381
                                                     ==============   ==============  ===============  ===============

Depreciation and Amortization Expense:
  Total for reportable segments                       $  4,117,632     $  3,840,429    $  12,084,335    $  11,010,691
  Corporate administration                                 366,622          119,856          745,621          346,244
                                                     --------------   --------------  ---------------  ---------------
    Consolidated total                                $  4,484,254     $  3,960,285    $  12,829,956    $  11,356,935
                                                     ==============   ==============  ===============  ===============

Income (Loss) Before Income Taxes:
  Total EBITDA for reportable segments                $   (569,762)    $    707,583    $  49,877,615    $  49,596,109
  Corporate administrative costs, including
  interdivision profit elimination                      (6,556,819)      (6,114,033)     (13,941,696)     (13,331,275)
                                                     --------------   --------------  ---------------  ---------------
                                                        (7,126,581)      (5,406,450)      35,935,919       36,264,834
  Depreciation and amortization                         (4,484,254)      (3,960,285)     (12,829,956)     (11,356,935)
                                                     --------------   --------------  ---------------  ---------------
    Consolidated income (loss) from operations         (11,610,835)      (9,366,735)      23,105,963       24,907,899
  Interest and other expenses, net                      (8,018,432)      (7,811,373)     (24,549,916)     (24,095,880)
                                                     --------------   --------------  ---------------  ---------------
    Consolidated income (loss) before income taxes    $(19,629,267)    $(17,178,108)   $  (1,443,953)   $     812,019
                                                     ==============   ==============  ===============  ===============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

8. ACCOUNTING PRONOUNCEMENTS - In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (revised 2007), BUSINESS COMBINATIONS and Statement of Financial Accounting Standards ("SFAS") No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS No. 141 (revised 2007) requires that direct costs associated with an acquisition be expensed as incurred. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Included in SFAS No. 160 is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. These Statements become effective for the Company in fiscal year 2010. Management has not yet determined if SFAS No. 141 (revised 2007) will have a material impact on its consolidated financial statements. SFAS No. 160 is not expected to have a material impact on the Company's consolidated financial statements.

    In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby mitigating volatility in reported earnings caused by measuring related assets and liabilities differently. This Statement becomes effective for the Company in fiscal year 2009 and is not expected to have a material impact on its consolidated financial statements.

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

                                   Balance,       Costs Incurred                                     Balance,
                                   April 1,         and Charged        Costs                       December 31,
                                     2007           to Expense      Paid/Settled    Adjustments     2007 (1)
                                  -------------  ----------------  --------------  -------------  --------------
Liability Reconciliation:
  One-time termination benefits      $ 240,160      $          -      $ (194,017)    $        -        $ 46,143

  Costs to terminate contracts               -                 -               -              -               -

  Costs of
  consolidation/relocation                   -                 -               -              -               -
                                  -------------  ----------------  --------------  -------------  --------------
                                     $ 240,160      $          -      $ (194,017)    $        -        $ 46,143
                                  =============  ================  ==============  =============  ==============

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

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2007
----------------------------------------------------------------------------------------------------------------------

                                                          Nebraska
                                                            Book         Subsidiary                      Consolidated
                                                        Company, Inc.    Guarantors      Eliminations       Totals
                                                        -------------- ---------------  --------------- ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $  15,394,361  $   9,746,990   $            -   $  25,141,351
  Receivables, net                                         63,825,821     50,090,636      (41,718,098)     72,198,359
  Inventories                                             100,169,550     46,464,045                -     146,633,595
  Recoverable income taxes                                  6,708,589              -                -       6,708,589
  Deferred income taxes                                     1,996,114      4,770,001                -       6,766,115
  Prepaid expenses and other assets                         2,232,023        271,366                -       2,503,389
                                                        -------------- --------------  --------------- ---------------
    Total current assets                                  190,326,458    111,343,038      (41,718,098)    259,951,398

PROPERTY AND EQUIPMENT, net                                39,887,289      5,593,286                -      45,480,575

GOODWILL                                                  303,973,561     15,536,109                -     319,509,670

IDENTIFIABLE INTANGIBLES, NET                              47,733,160     89,636,752                -     137,369,912

INVESTMENT IN SUBSIDIARIES                                129,461,286              -     (129,461,286)              -

OTHER ASSETS                                                7,124,036        810,845                -       7,934,881
                                                        -------------- --------------  --------------- ---------------
                                                        $ 718,505,790  $ 222,920,030   $ (171,179,384)  $ 770,246,436
                                                        ============== ==============  =============== ===============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $  27,457,027  $  48,990,245   $  (41,718,098)  $  34,729,174
  Accrued employee compensation and benefits                9,820,275      3,340,597                -      13,160,872
  Accrued interest                                          4,544,699              -                -       4,544,699
  Accrued incentives                                           43,665      6,830,399                -       6,874,064
  Accrued expenses                                          1,974,376        257,867                -       2,232,243
  Income taxes payable                                       (454,636)       454,636                -               -
  Deferred revenue                                          2,134,696              -                -       2,134,696
  Current maturities of long-term debt                      2,069,498              -                -       2,069,498
  Current maturities of capital lease obligations             636,239              -                -         636,239
  Revolving credit facility                                69,300,000              -                -      69,300,000
                                                        -------------- --------------  --------------- ---------------
    Total current liabilities                             117,525,839     59,873,744      (41,718,098)    135,681,485

LONG-TERM DEBT, net of current maturities                 368,881,284              -                -     368,881,284

CAPITAL LEASE OBLIGATIONS, net of current maturities        4,301,844              -                -       4,301,844

OTHER LONG-TERM LIABILITIES                                 4,790,539        185,000                -       4,975,539

DEFERRED INCOME TAXES                                      22,423,119     33,400,000                -      55,823,119

DUE TO PARENT                                              17,213,279              -                -      17,213,279

COMMITMENTS

STOCKHOLDER'S EQUITY                                      183,369,886    129,461,286     (129,461,286)    183,369,886
                                                        -------------- --------------  --------------- ---------------
                                                        $ 718,505,790  $ 222,920,030   $ (171,179,384)  $ 770,246,436
                                                        ============== ==============  =============== ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2007
-------------------------------------------------------------------------------------------------------------------------

                                                             Nebraska
                                                               Book        Subsidiary                      Consolidated
                                                           Company, Inc.   Guarantors     Eliminations        Totals
                                                           -------------- -------------- ---------------  ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $  28,626,228   $  4,356,648  $            -    $  32,982,876
  Receivables, net                                            55,952,988     30,465,246     (31,469,164)      54,949,070
  Inventories                                                 48,650,104     45,898,602               -       94,548,706
  Deferred income taxes                                        1,290,113      3,971,001               -        5,261,114
  Prepaid expenses and other assets                            1,778,265        215,379               -        1,993,644
                                                           -------------- -------------- ---------------  ---------------
    Total current assets                                     136,297,698     84,906,876     (31,469,164)     189,735,410

PROPERTY AND EQUIPMENT, net                                   36,695,453      6,382,656               -       43,078,109

GOODWILL                                                     296,070,255     15,536,109               -      311,606,364

IDENTIFIABLE INTANGIBLES, NET                                 46,102,524     93,722,192               -      139,824,716

INVESTMENT IN SUBSIDIARIES                                   115,974,467              -    (115,974,467)               -

OTHER ASSETS                                                  10,349,127        893,866               -       11,242,993
                                                           -------------- -------------- ---------------  ---------------
                                                           $ 641,489,524  $ 201,441,699  $ (147,443,631)   $ 695,487,592
                                                           ============== ============== ===============  ===============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $  20,987,108  $  38,987,194  $  (31,469,164)   $  28,505,138
  Accrued employee compensation and benefits                  10,965,774      3,247,227               -       14,213,001
  Accrued interest                                               710,800              -               -          710,800
  Accrued incentives                                              83,641      6,899,621               -        6,983,262
  Accrued expenses                                             1,994,079        340,160               -        2,334,239
  Income taxes payable                                         2,613,044        640,030               -        3,253,074
  Deferred revenue                                               898,666              -               -          898,666
  Current maturities of long-term debt                         1,957,854              -               -        1,957,854
  Current maturities of capital lease obligations                490,815              -               -          490,815
                                                           -------------- -------------- ---------------  ---------------
    Total current liabilities                                 40,701,781     50,114,232     (31,469,164)      59,346,849

LONG-TERM DEBT, net of current maturities                    370,433,831              -               -      370,433,831

CAPITAL LEASE OBLIGATIONS, net of current maturities           2,704,268              -               -        2,704,268

OTHER LONG-TERM LIABILITIES                                    2,898,350         85,000               -        2,983,350

DEFERRED INCOME TAXES                                         23,344,118     35,268,000               -       58,612,118

DUE TO PARENT                                                 16,733,279              -               -       16,733,279

COMMITMENTS

STOCKHOLDER'S EQUITY                                         184,673,897    115,974,467    (115,974,467)     184,673,897
                                                           -------------- -------------- ---------------  ---------------
                                                           $ 641,489,524  $ 201,441,699  $ (147,443,631)   $ 695,487,592
                                                           ============== ============== ===============  ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2006
-----------------------------------------------------------------------------------------------------------------------

                                                           Nebraska
                                                             Book        Subsidiary                      Consolidated
                                                         Company, Inc.   Guarantors     Eliminations        Totals
                                                         -------------- -------------- ---------------  ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $  14,957,987  $  10,020,894    $          -    $  24,978,881
  Receivables, net                                          79,391,043     52,108,146     (60,208,201)      71,290,988
  Inventories                                               92,239,647     44,925,763               -      137,165,410
  Recoverable income taxes                                   3,687,492       (710,213)              -        2,977,279
  Deferred income taxes                                      1,838,002      5,819,008               -        7,657,010
  Prepaid expenses and other assets                          1,569,988        239,596               -        1,809,584
                                                         -------------- -------------- ---------------  ---------------
    Total current assets                                   193,684,159    112,403,194     (60,208,201)     245,879,152

PROPERTY AND EQUIPMENT, net                                 37,289,359      6,418,388               -       43,707,747

GOODWILL                                                   296,069,080     15,810,054               -      311,879,134

IDENTIFIABLE INTANGIBLES, NET                               46,253,458     95,194,786               -      141,448,244

INVESTMENT IN SUBSIDIARIES                                 111,838,555              -    (111,838,555)               -

OTHER ASSETS                                                11,391,189        958,455               -       12,349,644
                                                         -------------- -------------- ---------------  ---------------
                                                         $ 696,525,800  $ 230,784,877   $(172,046,756)   $ 755,263,921
                                                         ============== ============== ===============  ===============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $  29,861,202  $  70,429,323   $ (60,208,201)   $  40,082,324
  Accrued employee compensation and benefits                 8,983,344      3,227,572               -       12,210,916
  Accrued interest                                           4,473,567              -               -        4,473,567
  Accrued incentives                                            76,879      6,951,669               -        7,028,548
  Accrued expenses                                           1,539,620        221,663               -        1,761,283
  Deferred revenue                                           1,999,308         83,500               -        2,082,808
  Current maturities of long-term debt                       1,848,468              -               -        1,848,468
  Current maturities of capital lease obligations              490,847              -               -          490,847
  Revolving credit facility                                 59,000,000              -               -       59,000,000
                                                         -------------- -------------- ---------------  ---------------
    Total current liabilities                              108,273,235     80,913,727     (60,208,201)     128,978,761

LONG-TERM DEBT, net of current maturities                  370,950,780              -               -      370,950,780

CAPITAL LEASE OBLIGATIONS, net of current maturities         2,842,600              -               -        2,842,600

OTHER LONG-TERM LIABILITIES                                  2,545,145        295,000               -        2,840,145

DEFERRED INCOME TAXES                                       21,847,727     37,737,595               -       59,585,322

DUE TO PARENT                                               17,039,682              -               -       17,039,682

COMMITMENTS

STOCKHOLDER'S EQUITY                                       173,026,631    111,838,555    (111,838,555)     173,026,631
                                                         -------------- -------------- ---------------  ---------------
                                                         $ 696,525,800  $ 230,784,877   $(172,046,756)   $ 755,263,921
                                                         ============== ============== ===============  ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 2007
-----------------------------------------------------------------------------------------------------------------------------

                                                               Nebraska
                                                                 Book          Subsidiary                      Consolidated
                                                             Company, Inc.     Guarantors      Eliminations       Totals
                                                            --------------- ---------------- --------------- ----------------
REVENUES, net of returns                                     $  31,547,972     $ 42,939,560   $ (10,005,680)   $  64,481,852

COSTS OF SALES (exclusive of depreciation shown below)          18,600,610       29,112,762     (10,283,433)      37,429,939
                                                            ---------------  --------------- ---------------  ---------------
  Gross profit                                                  12,947,362       13,826,798         277,753       27,051,913

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                           23,450,758       10,449,983         277,753       34,178,494
  Depreciation                                                   1,441,266          382,636               -        1,823,902
  Amortization                                                   1,184,590        1,475,762               -        2,660,352
  Intercompany administrative fee                               (1,209,600)       1,209,600               -                -
  Equity in earnings of subsidiaries                              (271,817)               -         271,817                -
                                                            ---------------  --------------- ---------------  ---------------
                                                                24,595,197       13,517,981         549,570       38,662,748
                                                            ---------------  --------------- ---------------  ---------------
INCOME (LOSS) FROM OPERATIONS                                  (11,647,835)         308,817        (271,817)     (11,610,835)
                                                            ---------------  --------------- ---------------  ---------------
OTHER EXPENSES (INCOME):
  Interest expense                                               8,460,267                -               -        8,460,267
  Interest income                                                 (479,835)               -               -         (479,835)
  Loss on derivative financial instrument                           38,000                -               -           38,000
                                                            ---------------  --------------- ---------------  ---------------
                                                                 8,018,432                -               -        8,018,432
                                                            ---------------  --------------- ---------------  ---------------
INCOME (LOSS) BEFORE INCOME TAXES                              (19,666,267)         308,817        (271,817)     (19,629,267)

INCOME TAX EXPENSE (BENEFIT)                                    (7,790,000)          37,000               -       (7,753,000)
                                                            ---------------  --------------- ---------------  ---------------
NET INCOME (LOSS)                                            $ (11,876,267)    $    271,817   $    (271,817)   $ (11,876,267)
                                                            ===============  =============== ===============  ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 2006
------------------------------------------------------------------------------------------------------------------------

                                                           Nebraska
                                                             Book         Subsidiary                      Consolidated
                                                         Company, Inc.    Guarantors      Eliminations       Totals
                                                        --------------- ---------------  --------------- ---------------
REVENUES, net of returns                                 $  29,375,026    $ 43,803,769     $ (9,268,958)  $  63,909,837

COSTS OF SALES (exclusive of depreciation shown below)      16,879,003      30,069,709       (9,740,730)     37,207,982
                                                        --------------- ---------------  --------------- ---------------
  Gross profit                                              12,496,023      13,734,060          471,772      26,701,855

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                       20,931,575      10,276,917          471,772      31,680,264
  Closure of California Warehouse                                    -         428,041                -         428,041
  Depreciation                                               1,145,779         386,681                -       1,532,460
  Amortization                                                 957,537       1,470,288                -       2,427,825
  Intercompany administrative fee                             (983,400)        983,400                -               -
  Equity in earnings of subsidiaries                          (127,807)              -          127,807               -
                                                        --------------- ---------------  --------------- ---------------
                                                            21,923,684      13,545,327          599,579      36,068,590
                                                        --------------- ---------------  --------------- ---------------
INCOME (LOSS) FROM OPERATIONS                               (9,427,661)        188,733         (127,807)     (9,366,735)
                                                        --------------- ---------------  --------------- ---------------
OTHER EXPENSES (INCOME):
  Interest expense                                           8,350,737           8,083                -       8,358,820
  Interest income                                             (492,681)        (11,766)               -        (504,447)
  Gain on derivative financial instrument                      (43,000)              -                -         (43,000)
                                                        --------------- ---------------  --------------- ---------------
                                                             7,815,056          (3,683)               -       7,811,373
                                                        --------------- ---------------  --------------- ---------------
INCOME (LOSS) BEFORE INCOME TAXES                          (17,242,717)        192,416         (127,807)    (17,178,108)

INCOME TAX EXPENSE (BENEFIT)                                (6,829,000)         64,609                -      (6,764,391)
                                                        --------------- ---------------  --------------- ---------------
NET INCOME (LOSS)                                        $ (10,413,717)   $    127,807     $   (127,807)  $ (10,413,717)
                                                        =============== ===============  =============== ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007
-------------------------------------------------------------------------------------------------------------------------

                                                            Nebraska
                                                              Book         Subsidiary                      Consolidated
                                                          Company, Inc.    Guarantors      Eliminations       Totals
                                                         --------------- ---------------  --------------- ---------------
REVENUES, net of returns                                  $ 242,605,403   $ 184,950,686    $ (34,925,886)  $ 392,630,203

COSTS OF SALES (exclusive of depreciation shown below)      158,816,526     120,475,464      (36,149,267)    243,142,723
                                                         --------------- ---------------  --------------- ---------------
  Gross profit                                               83,788,877      64,475,222        1,223,381     149,487,480

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                        78,290,521      34,037,659        1,223,381     113,551,561
  Depreciation                                                4,072,780       1,154,104                -       5,226,884
  Amortization                                                3,167,632       4,435,440                -       7,603,072
  Intercompany administrative fee                            (3,629,200)      3,629,200                -               -
  Equity in earnings of subsidiaries                        (13,486,819)              -       13,486,819               -
                                                         --------------- ---------------  --------------- ---------------
                                                             68,414,914      43,256,403       14,710,200     126,381,517
                                                         --------------- ---------------  --------------- ---------------
INCOME FROM OPERATIONS                                       15,373,963      21,218,819      (13,486,819)     23,105,963
                                                         --------------- ---------------  --------------- ---------------
OTHER EXPENSES (INCOME):
  Interest expense                                           25,349,164               -                -      25,349,164
  Interest income                                            (1,017,248)              -                -      (1,017,248)
  Loss on derivative financial instrument                       218,000               -                -         218,000
                                                         --------------- ---------------  --------------- ---------------
                                                             24,549,916               -                -      24,549,916
                                                         --------------- ---------------  --------------- ---------------

INCOME (LOSS) BEFORE INCOME TAXES                            (9,175,953)     21,218,819      (13,486,819)     (1,443,953)

INCOME TAX EXPENSE (BENEFIT)                                 (8,302,000)      7,732,000                -        (570,000)
                                                         --------------- ---------------  --------------- ---------------
NET INCOME (LOSS)                                         $    (873,953)  $  13,486,819    $ (13,486,819)  $    (873,953)
                                                         =============== ===============  =============== ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006
-----------------------------------------------------------------------------------------------------------------------------

                                                                Nebraska
                                                                  Book         Subsidiary                      Consolidated
                                                              Company, Inc.    Guarantors      Eliminations       Totals
                                                             --------------- ---------------  --------------- ---------------
REVENUES, net of returns                                      $ 220,375,480   $ 179,654,724    $ (30,435,823)  $ 369,594,381

COSTS OF SALES (exclusive of depreciation shown below)          143,772,176     117,771,742      (32,144,840)    229,399,078
                                                             --------------- ---------------  --------------- ---------------
  Gross profit                                                   76,603,304      61,882,982        1,709,017     140,195,303

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                            69,767,995      31,697,837        1,709,017     103,174,849
  Closure of California Warehouse                                         -         755,620                -         755,620
  Depreciation                                                    3,216,265         986,123                -       4,202,388
  Amortization                                                    2,792,533       4,362,014                -       7,154,547
  Intercompany administrative fee                                (2,950,200)      2,950,200                -               -
  Equity in earnings of subsidiaries                            (12,939,764)              -       12,939,764               -
                                                             --------------- ---------------  --------------- ---------------
                                                                 59,886,829      40,751,794       14,648,781     115,287,404
                                                             --------------- ---------------  --------------- ---------------
INCOME FROM OPERATIONS                                           16,716,475      21,131,188      (12,939,764)     24,907,899
                                                             --------------- ---------------  --------------- ---------------
OTHER EXPENSES (INCOME):
  Interest expense                                               25,017,820           8,860                -      25,026,680
  Interest income                                                (1,004,364)        (38,436)               -      (1,042,800)
  Loss on derivative financial instrument                           112,000               -                -         112,000
                                                             --------------- ---------------  --------------- ---------------
                                                                 24,125,456         (29,576)               -      24,095,880
                                                             --------------- ---------------  --------------- ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                (7,408,981)     21,160,764      (12,939,764)        812,019

INCOME TAX EXPENSE (BENEFIT)                                     (7,900,000)      8,221,000                -         321,000
                                                             --------------- ---------------  --------------- ---------------
NET INCOME                                                    $     491,019   $  12,939,764    $ (12,939,764)  $     491,019
                                                             =============== ===============  =============== ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007
-----------------------------------------------------------------------------------------------------------------------


                                                           Nebraska
                                                             Book        Subsidiary                     Consolidated
                                                         Company, Inc.    Guarantors     Eliminations      Totals
                                                         -------------- -------------- -------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES                     $ (62,327,608)   $ 6,286,862     $         -    $ (56,040,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (5,015,488)      (580,488)         24,751       (5,571,225)
  Acquisitions, net of cash acquired                       (13,129,613)      (350,000)              -      (13,479,613)
  Proceeds from sale of property and equipment                   2,737         33,968         (24,751)          11,954
  Software development costs                                  (168,861)             -               -         (168,861)
                                                         -------------- --------------  -------------- ----------------
    Net cash flows from investing activities               (18,311,225)      (896,520)              -      (19,207,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                      (1,440,903)             -               -       (1,440,903)
  Principal payments on capital lease obligations             (457,000)             -               -         (457,000)
  Net increase in revolving credit facility                 69,300,000              -               -       69,300,000
  Capital contributions                                          4,869              -               -            4,869
                                                         -------------- --------------  -------------- ----------------
    Net cash flows from financing activities                67,406,966              -               -       67,406,966
                                                         -------------- --------------  -------------- ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (13,231,867)     5,390,342               -       (7,841,525)

CASH AND CASH EQUIVALENTS, Beginning of period              28,626,228      4,356,648               -       32,982,876
                                                         -------------- --------------  -------------- ----------------
CASH AND CASH EQUIVALENTS, End of period                  $ 15,394,361    $ 9,746,990     $         -    $  25,141,351
                                                         ============== ==============  ============== ================

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006
------------------------------------------------------------------------------------------------------------------------


                                                            Nebraska
                                                              Book        Subsidiary                     Consolidated
                                                          Company, Inc.    Guarantors    Eliminations       Totals
                                                          -------------- -------------- --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES                      $ (47,475,377)  $  5,405,459    $          -    $ (42,069,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                        (4,006,136)    (1,409,155)              -       (5,415,291)
  Acquisitions, net of cash acquired                        (25,170,962)      (673,632)              -      (25,844,594)
  Proceeds from sale of property and equipment                  104,054        183,250               -          287,304
  Cash acquired in acquisition of subsidiary guarantor       (3,087,617)     3,087,617               -                -
                                                          -------------- -------------- --------------- ----------------
    Net cash flows from investing activities                (32,160,661)     1,188,080               -      (30,972,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                   24,000,000              -               -       24,000,000
  Payment of financing costs                                   (764,773)             -               -         (764,773)
  Principal payments on long-term debt                       (3,003,609)      (410,000)              -       (3,413,609)
  Principal payments on capital lease obligations              (251,841)             -               -         (251,841)
  Net increase (decrease) in revolving credit facility       59,000,000    (13,931,119)              -       45,068,881
  Intercompany financing activity                           (14,341,119)    14,341,119               -                -
                                                           -------------- -------------- --------------- ----------------
    Net cash flows from financing activities                 64,638,658              -               -       64,638,658
                                                          -------------- -------------- --------------- ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (14,997,380)     6,593,539               -       (8,403,841)

CASH AND CASH EQUIVALENTS, Beginning of period               29,955,367      3,427,355               -       33,382,722
                                                          -------------- -------------- --------------- ----------------
CASH AND CASH EQUIVALENTS, End of period                  $  14,957,987   $ 10,020,894    $          -    $  24,978,881
                                                          ============== ============== =============== ================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. Our Bookstore Division continues to grow its number of bookstore locations, as we acquired nine private bookstores in five separate transactions and established the start-up of one bookstore location during the quarter ended December 31, 2007. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the quarter ended December 31, 2007 increased $0.6 million, or 0.9% from the quarter ended December 31, 2006. This increase is primarily attributable to growth in the Bookstore Division, including acquisition activity and same-store sales growth of 6.2%. Revenues decreased in the Textbook Division by 3.3% as a decline in units sold more than offset price increases in the quarter. The Complementary Services Division also experienced slight growth during the quarter ended December 31, 2007, primarily as a result of increased revenues from our distance education business. Finally, as a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the quarter ended December 31, 2007 increased from the quarter ended December 31, 2006.

    EBITDA RESULTS. Consolidated EBITDA for the quarter ended December 31, 2007 decreased $1.7 million from the quarter ended December 31, 2006. The EBITDA decrease is primarily attributable to the Bookstore Division. The quarter ended December 31 is traditionally a lower-revenue quarter for the Bookstore Division due to the seasonal nature of its operations. As a result, the growing number of bookstore locations has a negative impact on EBITDA in lower-revenue quarters due to increased expenses. Despite the decrease in revenues for the quarter noted above for our Textbook Division, its EBITDA was up slightly for the quarter due primarily to decreases in selling, general and administrative expenses. EBITDA in the Complementary Services Division was also up slightly due primarily to improved results at our distance education and supplies businesses. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.

CHALLENGES AND EXPECTATIONS

    We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past. We have experienced, and continue to experience, increasing competition for the supply of used textbooks from other textbook wholesalers and from student to student transactions, increasing competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Finally, we are uncertain what impact the recent downturn in general economic conditions and the current disruption in the capital markets might have on negotiations around our Revolving Credit Facility, which expires on March 4, 2009. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal year 2008. We also expect that our capital expenditures will remain modest for a company of our size.

 QUARTER ENDED DECEMBER 31, 2007 COMPARED WITH QUARTER ENDED DECEMBER 31, 2006.


     REVENUES. Revenues for the quarters ended December 31, 2007 and 2006 and the corresponding change in revenues were as follows:

                                                                             Change
                                                                   --------------------------
                                      2007             2006             Amount    Percentage
                                  --------------  ---------------  -------------- -----------
Bookstore Division                 $ 36,201,187     $ 33,892,505     $ 2,308,682       6.8 %
Textbook Division                    32,551,173       33,665,515      (1,114,342)     (3.3)%
Complementary Services Division       7,400,295        7,042,800         357,495       5.1 %
Intercompany Eliminations           (11,670,803)     (10,690,983)       (979,820)      9.2 %
                                  --------------  ---------------  -------------- -----------
                                   $ 64,481,852     $ 63,909,837     $   572,015       0.9 %
                                  ==============  ===============  ============== ===========

    The increase in Bookstore Division revenues was primarily attributable to improved same store sales and the addition of 142 bookstore locations through acquisitions or start-ups since April 1, 2006. Same-store sales for the quarter ended December 31, 2007 increased $1.5 million, or 6.2%, from the quarter ended December 31, 2006, primarily due to increased used textbook and clothing and insignia wear revenues. The Company defines same-store sales for the quarter ended December 31, 2007 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2007. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2006 and subsequently closed) provided an additional $0.8 million of revenue for the quarter ended December 31, 2007.

    For the quarter ended December 31, 2007, Textbook Division revenues decreased 3.3% from the quarter ended December 31, 2006, due primarily to an approximate 8.5% decrease in units sold that was partly offset by an approximate 5.3% increase in the average price per book sold. Complementary Services Division revenues increased primarily as a result of strong results in the distance education business. As a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the quarter ended December 31, 2007 increased $0.7 million in the Textbook Division from the quarter ended December 31, 2006.

    GROSS PROFIT. Gross profit for the quarter ended December 31, 2007 increased $0.4 million, or 1.3%, to $27.1 million from $26.7 million for the quarter ended December 31, 2006. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage increased slightly to 42.0% for the quarter ended December 31, 2007 from 41.8% for the quarter ended December 31, 2006.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 2007 increased $2.5 million, or 7.9%, to $34.2 million from $31.7 million for the quarter ended December 31, 2006. Selling, general and administrative expenses as a percentage of revenues were 53.0% and 49.6% for the quarters ended December 31, 2007 and 2006, respectively. The increase in selling, general and administrative expenses, which includes a $0.7 million increase in personnel costs, a $0.5 million increase in commission expense, a $0.4 million increase in rent, and a $0.2 million increase in shipping expense, is primarily attributable to our continued growth in the Bookstore Division. The increased commission and shipping expenses were primarily due to increased Bookstore Division sales on the Internet involving third party websites.

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized during the quarter ended December 31, 2006 are attributable to costs associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended December 31, 2007 and 2006 and the corresponding change in EBITDA were as follows:

                                                                        Change
                                                                ------------------------
                                    2007            2006          Amount      Percentage
                                 -------------  --------------  ------------- ----------
Bookstore Division                $(6,218,681)    $(4,794,357)   $(1,424,324)   (29.7)%
Textbook Division                   5,015,072       4,925,705         89,367      1.8 %
Complementary Services Division       633,847         576,235         57,612     10.0 %
Corporate Administration           (6,556,819)     (6,114,033)      (442,786)    (7.2)%
                                 -------------  --------------  ------------- ----------
                                  $(7,126,581)    $(5,406,450)   $(1,720,131)   (31.8)%
                                 =============  ==============  ============= ==========

    The decrease in Bookstore Division EBITDA was primarily due to growth in the number of college bookstores owned by us. The quarter ended December 31 is traditionally a lower-revenue quarter for the Bookstore Division due to the seasonal nature of its operations. As a result, the growing number of bookstore locations has a negative impact on EBITDA in lower-revenue quarters due to increased expenses. The increase in Textbook Division EBITDA was primarily due to the impact of decreased revenues being offset by $0.4 million of expenses incurred in the quarter ended December 31, 2006 associated with the closure of the California warehouse. EBITDA in the Complementary Services Division was also up slightly due primarily to improved results at our distance education and supplies businesses. The increase in Corporate Administration's EBITDA loss was primarily due to increased selling, general and administrative expenses associated with our continued growth.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

                                                  Quarter Ended December 31,
                                                   2007             2006
                                               ---------------  ---------------
EBITDA                                          $  (7,126,581)   $  (5,406,450)

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Share-based compensation                            307,831          253,442
  Interest income                                     479,835          504,447
  Provision for losses on receivables                  34,070           30,328
  Cash paid for interest                           (4,368,252)      (4,316,081)
  Cash paid for income taxes                       (8,778,583)      (5,504,191)
  (Gain) Loss on disposal of assets                     6,355         (188,567)
  Changes in operating assets and liabilities,
  net of effect of acquisitions (1)              (104,407,042)    (105,718,170)
                                               ---------------  ---------------
Net Cash Flows from Operating Activities        $(123,852,367)   $(120,345,242)
                                               ===============  ===============

Net Cash Flows from Investing Activities        $ (12,684,681)   $  (5,687,638)
                                               ===============  ===============

Net Cash Flows from Financing Activities        $  68,114,441    $  58,492,083
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

    DEPRECIATION EXPENSE. Depreciation expense for the quarter ended December 31, 2007 increased $0.3 million, or 19.0%, to $1.8 million from $1.5 million for the quarter ended December 31, 2006, due primarily to growth in the Bookstore Division.

    AMORTIZATION EXPENSE. Amortization expense for the quarter ended December 31, 2007 was relatively unchanged from the quarter ended December 31, 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended December 31, 2007 was relatively unchanged from the quarter ended December 31, 2006.

        INCOME TAXES. Income tax benefit for the quarter ended December 31, 2007 increased $1.0 million, or 14.6%, to $7.8 million from $6.8 million for the quarter ended December 31, 2006. Our effective tax rate for the quarters ended December 31, 2007 and 2006 was 39.5% and 39.4%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

     NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED WITH NINE MONTHS ENDED
                               DECEMBER 31, 2006.


     REVENUES. Revenues for the nine months ended December 31, 2007 and 2006 and the corresponding change in revenues were as follows:

                                                                            Change
                                                                 ---------------------------
                                     2007             2006          Amount       Percentage
                                ---------------  --------------- --------------  -----------
Bookstore Division               $ 289,075,299    $ 266,909,382    $22,165,917        8.3 %
Textbook Division                  117,937,668      115,374,184      2,563,484        2.2 %
Complementary Services Division     25,554,746       22,856,790      2,697,956       11.8 %
Intercompany Eliminations          (39,937,510)     (35,545,975)    (4,391,535)      12.4 %
                                ---------------  --------------- --------------  -----------

                                 $ 392,630,203    $ 369,594,381    $23,035,822        6.2 %
                                ===============  =============== ==============  ===========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 142 bookstore locations through acquisitions or start-ups since April 1, 2006 and improved same store sales. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2006 and subsequently closed) provided an additional $14.8 million of revenue for the nine months ended December 31, 2007. Same-store sales for the nine months ended December 31, 2007 increased $7.9 million, or 4.0%, from the nine months ended December 31, 2006, primarily due to increased used textbook and clothing and insignia wear revenues. The Company defines same-store sales for the nine months ended December 31, 2007 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2007. Finally, revenues declined $0.5 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2006 which were subsequently closed) since April 1, 2006.

    For the nine months ended December 31, 2007, Textbook Division revenues increased 2.2% from the nine months ended December 31, 2006, due primarily to an approximate 5.5% increase in the average price per book sold that was offset in part by an approximate 3.6% decrease in units sold. Complementary Services Division revenues increased primarily as a result of strong results in the distance education business. As a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the nine months ended December 31, 2007 increased $4.1 million in the Textbook Division from the nine months ended December 31, 2006.

    GROSS PROFIT. Gross profit for the nine months ended December 31, 2007 increased $9.3 million, or 6.6%, to $149.5 million from $140.2 million for the nine months ended December 31, 2006. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage increased slightly to 38.1% for the nine months ended December 31, 2007 from 37.9% for the nine months ended December 31, 2006. The increase in consolidated gross margin percentage is primarily attributable to a small increase in the Bookstore Division gross margin percentage due in part to an increase in higher-margin used textbook revenues as a percentage of total revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended December 31, 2007 increased $10.4 million, or 10.1%, to $113.6 million from $103.2 million for the nine months ended December 31, 2006. Selling, general and administrative expenses as a percentage of revenues were 28.9% and 27.9% for the nine months ended December 31, 2007 and 2006, respectively. The increase in selling, general and administrative expenses, which includes a $2.8 million increase in personnel costs, a $2.4 million increase in commission expense, a $1.9 million increase in rent, and a $1.4 million increase in shipping expense, is primarily attributable to our continued growth in the Bookstore Division. The increased commission and shipping expenses were primarily due to increased Bookstore Division sales on the Internet involving third party websites.

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized during the nine months ended December 31, 2006 are attributable to costs associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the nine months ended December 31, 2007 and 2006 and the corresponding change in EBITDA were as follows:

                                                                          Change
                                                                 -------------------------
                                       2007           2006          Amount      Percentage
                                  --------------  -------------- -------------  ----------
Bookstore Division                 $ 19,457,843    $ 20,589,089   $(1,131,246)     (5.5)%
Textbook Division                    29,448,995      27,389,362     2,059,633       7.5 %
Complementary Services Division         970,777       1,617,658      (646,881)    (40.0)%
Corporate Administration            (13,941,696)    (13,331,275)     (610,421)     (4.6)%
                                  --------------  -------------- -------------  ----------
                                   $ 35,935,919    $ 36,264,834   $  (328,915)     (0.9)%
                                  ==============  ============== =============  ==========

    The decrease in Bookstore Division EBITDA was primarily due to the aforementioned increase in selling, general and administrative expenses driven by growth in this division. The increase in Textbook Division EBITDA was primarily due to the aforementioned increase in revenues, as well as solid control of expenses and $0.8 million of expenses incurred in the nine months ended December 31, 2006 associated with the closure of the California warehouse. The decrease in Complementary Services Division EBITDA was primarily due to revenue mix, as lower-margin revenues from the distance education business comprised 41.6% of Complementary Services revenues in the nine months ended December 31, 2007 and 34.1% of revenues in the nine months ended December 31, 2006. Corporate Administration's increased EBITDA loss was primarily attributable to the impact of the interdivision profit elimination for textbooks sold by the Textbook Division to the Bookstore Division which remained in inventory at the end of the period.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

                                                  Nine Months Ended December 31,
                                                      2007            2006
                                                 --------------- ---------------

EBITDA                                            $  35,935,919   $  36,264,834

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Share-based compensation                              795,289         754,678
  Interest income                                     1,017,248       1,042,800
  Provision for losses on receivables                    12,371          89,395
  Cash paid for interest                            (20,123,518)    (19,950,903)
  Cash paid for income taxes                        (12,896,663)     (6,260,894)
  (Gain) Loss on disposal of assets                     186,863         (18,700)
  Changes in operating assets and liabilities,
  net of effect of acquisitions (1)                 (60,968,255)    (53,991,128)
                                                 --------------- ---------------
Net Cash Flows from Operating Activities          $ (56,040,746)  $ (42,069,918)
                                                 =============== ===============

Net Cash Flows from Investing Activities          $ (19,207,745)  $ (30,972,581)
                                                 =============== ===============

Net Cash Flows from Financing Activities          $  67,406,966   $  64,638,658
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

    DEPRECIATION EXPENSE. Depreciation expense for the nine months ended December 31, 2007 increased $1.0 million, or 24.4%, to $5.2 million from $4.2 million for the nine months ended December 31, 2006, due primarily to growth in the Bookstore Division.

    AMORTIZATION EXPENSE. Amortization expense for the nine months ended December 31, 2007 increased $0.4 million, or 6.3%, to $7.6 million from $7.2 million for the nine months ended December 31, 2006, due in part to a $0.2 million increase in amortization of contract-managed acquisition costs primarily associated with bookstore acquisitions occurring since April 1, 2006 and a $0.1 million increase in amortization of software development costs attributable primarily to costs capitalized since April 1, 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the nine months ended December 31, 2007 was relatively unchanged from the nine months ended December 31, 2006.

        INCOME TAXES. Income taxes changed from $0.3 million of expense in the nine months ended December 31, 2006 to $0.6 million of benefit in the nine months ended December 31, 2007. Our effective tax rate for both the nine months ended December 31, 2007 and 2006 was 39.5%. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Effective March 30, 2007, certain amendments were made to the Credit Agreement to, among other things, increase the Revolving Credit Facility from $65.0 million to $85.0 million and modify the definition of EBITDA to exclude certain one-time charges recorded in fiscal year 2007 for purposes of the debt covenant calculations. The additional availability of borrowings under the Revolving Credit Facility allows us to continue to pursue opportunities to expand our chain of bookstores across the country.

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

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our Revolving Credit Facility. At December 31, 2007, our total indebtedness was $445.2 million, consisting of the $195.6 million Term Loan, $175.0 million of Senior Subordinated Notes, $69.3 million of outstanding indebtedness under the Revolving Credit Facility, and $5.3 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued Senior Discount Notes, the balance of which at December 31, 2007 was $75.3 million (face value of $77.0 million less $1.7 million discount).

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

INVESTING CASH FLOWS

    Our capital expenditures were $5.6 million and $5.4 million for the nine months ended December 31, 2007 and 2006, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The annual limitation for fiscal year 2008 is $16.1 million. We expect capital expenditures to be between $8.0 million and $10.0 million for fiscal year 2008.

    Business acquisition and contract-management renewal expenditures were $13.5 million and $25.8 million for the nine months ended December 31, 2007 and 2006, respectively. During the nine months ended December 31, 2007, 19 bookstore locations were acquired in thirteen separate transactions (10 of which were contract-managed locations). During the nine months ended December 31, 2006, 117 bookstore locations were acquired in sixteen separate transactions (109 of which were contract-managed locations), including the acquisition of CBA's 101 bookstore locations for $18.8 million (net of cash acquired) on May 1, 2006. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the nine months ended December 31, 2007, we capitalized $0.2 million in software development costs associated with new software products and enhancements to existing software products.

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

    In addition to the aforementioned business acquisition and contract-management renewal expenditures, the purchase price of one of the bookstores acquired during the nine months ended December 31, 2007 included $0.7 million of contingent consideration, which will be paid to the previous owner on a monthly basis and is calculated as a percentage of revenues generated by the acquired bookstore each month.

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used in operating activities for the nine months ended December 31, 2007 were $56.0 million, up $13.9 million from $42.1 million for the nine months ended December 31, 2006. The decrease in net cash flows from operating activities is due primarily to a $6.6 million increase in income taxes paid during the nine months ended December 31, 2007, a $2.6 million increase in bonuses accrued at year-end and paid out in the first quarter of fiscal 2008, and fluctuations in the timing of payments on accounts payable balances. These items which decreased net cash flows from operating activities were partially offset by fluctuations in accounts receivable balances, due in large part to the impact of CBA (acquired on May 1, 2006).

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

SOURCES OF AND NEEDS FOR CAPITAL

    As of December 31, 2007, we could borrow up to $85.0 million under the Revolving Credit Facility, outstanding indebtedness under which was $69.3 million at December 31, 2007. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

    We believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance our current operations, any required excess cash flow payments, cash interest requirements, planned capital expenditures and internal growth for the next twelve months. Future acquisitions, if any, may require additional debt or equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

    As of December 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ACCOUNTING STANDARDS NOT YET ADOPTED

    In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (revised 2007), BUSINESS COMBINATIONS and Statement of Financial Accounting Standards ("SFAS") No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS No. 141 (revised 2007) requires that direct costs associated with an acquisition be expensed as incurred. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Included in SFAS No. 160 is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. These Statements become effective for us in fiscal year 2010. We have not yet determined if SFAS No. 141 (revised 2007) will have a material impact on our consolidated financial statements. SFAS No. 160 is not expected to have a material impact on our consolidated financial statements.

    In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES INCLUDING AN AMENDMENT OF FASB STATEMENT NO.
115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby mitigating volatility in reported earnings caused by measuring related assets and liabilities differently. This Statement becomes effective for us in fiscal year 2009 and is not expected to have a material impact on our consolidated financial statements.

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


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future results of operations, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks for students; digital or other educational content sold directly to students; increased competition for the purchase and sale of used textbooks from student to student transactions; our inability to successfully acquire or contract-manage additional bookstores or to integrate those additional stores; our inability to cost-effectively maintain or increase the number of contract-managed stores; our inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in publisher activities related to new editions and materials packaged with new textbooks; the loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or our inability to raise additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in our Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $445.2 million in total indebtedness outstanding at December 31, 2007, approximately $240.6 million is subject to fluctuations in the Eurodollar interest rate. As provided in our Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, we entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement at December 31, 2007 was $130.0 million. The interest rate swap agreement expires on September 30, 2008.

    Certain quantitative market risk disclosures have changed since March 31, 2007 as a result of market fluctuations, movement in interest rates, a new capital lease obligation, and principal payments. The following table presents summarized market risk information (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                             December 31,     March 31,
                                                                 2007            2007
                                                            --------------- ---------------
Fair Values:
  Fixed rate debt                                            $ 174,329,000   $ 179,933,000
  Variable rate debt (excluding Revolving Credit Facility)     195,609,765     197,021,472
  Interest rate swap ("in-the-money")                              284,000       1,301,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                    8.64%           8.65%
  Variable rate debt (excluding Revolving Credit Facility)           6.47%           7.39%
  Interest rate swap receive rate                                    4.18%           4.95%
  Interest rate swap pay rate                                        4.34%           4.34%



                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

    CHANGES IN INTERNAL CONTROLS. Except for changes made in preparation for our first management report on internal control over financial reporting that will be included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                              ITEM 1A. RISK FACTORS

    There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.


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




                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2008.


NEBRASKA BOOK COMPANY, INC.



/s/   Mark W. Oppegard
------------------------------------------
Mark W. Oppegard
Chief Executive Officer, President and
Director




/s/ Alan G. Siemek
------------------------------------------
Alan G. Siemek
Chief Financial Officer, Senior Vice President
of Finance and Administration, Treasurer and
Assistant Secretary

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