Form 10-K
period 2008-03-31
NEBRASKA BOOK CO
filed 2008-06-30
CIK 1056758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2008

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from to
                                        .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] NO [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ] NON-ACCELERATED FILER [X] Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] NO [X]

    MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT - NOT APPLICABLE AS REGISTRANT'S STOCK IS NOT PUBLICLY TRADED.

    THERE WERE 100 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 26, 2008.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           Total Number of Pages: 103

                             Exhibit Index: PAGE 96

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

PART II:

Item 5       Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities................16
Item 6       Selected Financial Data..........................................16
Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................19
Item 7A      Quantitative and Qualitative Disclosures about Market Risk.......32
Item 8       Financial Statements and Supplementary Data......................34
Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................71
Item 9A      Controls and Procedures..........................................71
Item 9B      Other Information................................................71

PART III:

Item 10      Directors, Executive Officers, and Corporate Governance..........72
Item 11      Executive Compensation...........................................73
Item 12      Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................82
Item 13      Certain Relationships and Related Transactions, and
             Director Independence............................................83
Item 14      Principal Accounting Fees and Services...........................83

PART IV:

Item 15      Exhibits, Financial Statement Schedules..........................85
Signatures....................................................................93
Supplemental Information to be Furnished......................................93
Financial Statement Schedule II - Valuation and Qualifying Accounts...........94
Exhibit Index.................................................................96

                                     PART I.

                                ITEM 1. BUSINESS.

    References in this Annual Report on Form 10-K to the "Company" refer to Nebraska Book Company, Inc., to "NBC" refer to our parent company, NBC Acquisition Corp., and to "we," "our," "ours," and "us" refer collectively to the Company and its subsidiaries, except where otherwise indicated.

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

    On March 4, 2004, Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P.) gained a controlling interest in NBC, and hence in us, through
(i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to NBC in the form of a capital contribution; (iii) Weston Presidio's purchase of 36,455 shares of NBC's common stock directly from its holders; (iv) the cancellation of 870,285 shares of NBC's common stock upon payment by NBC of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of NBC's common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with NBC as the surviving entity; and (vi) the exchange of 512,799 shares of NBC's common stock by Weston Presidio and current and former members of management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was used by NBC and the Company to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004. We declared and paid dividends to NBC of $184.3 million to help finance this transaction. For ease of presentation, financial information presented in the Annual Report on Form 10-K reflects this transaction as if it had occurred on March 1, 2004. We have determined that no material transactions occurred during the period from March 1, 2004 through March 4, 2004. As a result of this transaction, financial information for periods ending prior to March 1, 2004 is presented as the "Predecessor," while financial information for periods after March 1, 2004 is presented as the "Successor." Throughout this Annual Report, we generally refer to all of the steps comprising this transaction as the "March 4, 2004 Transaction."

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

GENERAL

    As of March 31, 2008, we operated 260 bookstores on or adjacent to college campuses through which we sell a variety of new and used textbooks and general merchandise. In addition, we are one of the largest wholesale distributors of used college textbooks in North America, offering over 108,000 textbook titles and selling more than 6.8 million books annually, primarily to campuses located in the United States. We are also a leading provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, we provide the college bookstore industry with a variety of services including proprietary information and e-commerce systems, in-store promotions, buying programs, and consulting services. With origins dating to 1915 as a single bookstore operation, we have built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.

    We entered the wholesale used textbook market following World War II, when the supply of new textbooks could not meet the demand created by the return of ex-GI students. In 1964, we became a national, rather than regional, wholesaler of used textbooks as a result of our purchase of The College Book Company of California. During the 1970's, we continued our focus on the wholesale business. However, realizing the synergies that exist between wholesale operations and college bookstore operations, in the 1980's, we expanded our efforts in the college bookstore market to primarily operate bookstores on or near larger campuses, typically where the institution-owned college bookstore was contract-managed by a competitor or where we did not have a significant wholesale presence. In the last several fiscal years, we have revised our college bookstore strategy to expand our efforts in the contract-management of institutional bookstores. Today, we service the college bookstore industry through our Bookstore, Textbook, and Complementary Services Divisions.

    BOOKSTORE DIVISION. College bookstores are a primary outlet for sales of new and used textbooks to students. In addition, we sell a variety of other merchandise including apparel, general books, sundries, and gift items. As of March 31, 2008, we operated 260 college bookstores on or adjacent to college campuses. Of these 260 bookstores, 131 were leased from the educational institution that they served (also referred to as contract-managed). On May 1, 2006, we acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of CBA. CBA began providing contract-management services to small to medium-sized colleges and universities nationwide in 1984.

    Our college bookstores are located at college campuses of all sizes, including some of the nation's largest campuses, such as: Miami-Dade College; Arizona State University; Ohio State University; University of Florida; Michigan State University; Texas A&M University; University of Central Florida; Pennsylvania State University; University of Michigan; Florida State University; and University of Arizona. In addition to generating profits, our Bookstore Division provides an exclusive source of used textbooks for sale across our wholesale distribution network.

    TEXTBOOK DIVISION. We are one of the largest wholesale distributors of used college textbooks in North America. Our Textbook Division consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. We purchase used textbooks from and resell them to college bookstores at college campuses of all sizes, including many of the nation's largest campuses, such as: University of Minnesota; University of Texas; University of Illinois; University of Washington; University of Southern California; and San Diego State University. Historically, Textbook Division sales have been determined primarily by the amount of used textbooks that we could purchase. This occurs because the demand for used textbooks has consistently outpaced supply. Our strong relationships with the management of college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. We provide an internally-developed BUYER'S GUIDE to our Textbook Division customers. This guide lists details such as author, new copy retail price, and our repurchase price for over 52,000 textbook titles.

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

    Other services offered to college bookstores include the sale of computer hardware and software, such as our turnkey bookstore management software, and related maintenance contracts. We have installed our proprietary total store management system at approximately 900 college bookstore locations, and we have an installed base of approximately 100 college bookstore locations for our textbook management control systems. In total, including our own bookstores, almost 1,000 college bookstore locations use our software products.

    On July 1, 2003, we acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. ("CampusHub"), an entity affiliated with us through common ownership. CampusHub is no longer separately incorporated and is instead accounted for as a division within our Complementary Services Division segment. CampusHub provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. Over 480 stores license this technology from us.

    In January 1998, we acquired Connect 2 One (formerly Collegiate Stores Corporation), a centralized buying service for over 750 college bookstores across the United States. Through the enhanced purchasing power of such a large group of bookstores, participating bookstores are able to purchase certain general merchandise at lower prices than those that would be paid by the stores individually. Bookstores participating in Connect 2 One's ("C2O") programs also provide us with another potential source of used textbooks.

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

    CAPITALIZE ON COLLEGE BOOKSTORE OPPORTUNITIES. We intend to increase revenues for our Bookstore Division by acquiring, opening or contract-managing additional bookstores at selected college campuses and offering additional specialty products and services at our existing bookstores. In addition to ongoing efforts to drive in-store revenue growth, we also intend to continue to pursue revenue growth over the Internet involving third-party websites.

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

    EXPANSION OF OTHER SERVICES PROGRAMS. We intend to continue to develop and provide other services that enhance the college bookstore business, such as distance education distribution, our centralized buying group, store design consulting and other technology-related programs.

INDUSTRY OVERVIEW

    Based on recent industry trade data from the National Association of College Stores, the college bookstore industry remains strong, with approximately 4,500 college stores generating annual sales of approximately $9.8 billion to college students and other consumers in the United States. Sales of textbooks and other education materials used for classroom instruction comprise over fifty percent of that amount. We expect this market will continue to grow as a result of anticipated increases in enrollment at U.S. colleges attributable to the children of the baby boom generation entering the college population.

    COLLEGE BOOKSTORE MARKET. College stores generally fall into three categories: (i) INSTITUTIONAL -- stores that are primarily owned and operated by institutions of higher learning; (ii) CONTRACT-MANAGED -- stores owned by institutions of higher learning and managed by outside, private companies, typically found on-campus; and (iii) INDEPENDENT STORES -- privately owned and operated stores, generally located off campus.

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

    New textbook ordering usually begins in June (for the fall semester), at which time the store operator augments its expected used book supply by ordering new books. By this time, publishers typically will have just implemented their annual price increases. These regular price increases allow us and our competitors to buy used textbooks based on old list prices (in May) and to almost simultaneously sell them based on new higher prices, thereby creating an immediate margin increase.

    While price is an important factor in the store operator's purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in our market are rare. However, in the past nine to ten fiscal years, we have been marketing our exclusive supply program to the industry. This program had over 280 participating bookstores at the end of fiscal year 2008. We also introduced the NBC Advantage program in fiscal year 2001. This program rewards customers who make a long-term commitment to supplying us with a large portion of their books. At the end of fiscal year 2008, over 580 bookstores were participating in this program, approximately 270 of which were also participating in the exclusive program. Since we are usually able to sell a substantial majority of the used textbooks we are able to purchase, our ability to obtain sufficient supply is a critical factor in our success.

PRODUCTS AND SERVICES

    BOOKSTORE DIVISION. As of March 31, 2008, we operated 260 college bookstores on or adjacent to college campuses. These bookstores sell a wide variety of used and new textbooks, general books and assorted general merchandise, including apparel, sundries and gift items. Over the past three fiscal years, external customer revenues (revenues excluding intercompany revenues) of our bookstores from activities other than used and new textbook sales have been between 17.2% and 18.7% of total revenues. We have been, and intend to continue, selectively expanding our product offerings at our bookstores in order to increase sales and profitability. We have also installed software providing e-commerce capabilities in all of our own bookstores, thereby allowing our bookstores to further expand product offerings and compete with other online textbook sellers.

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

    We publish the BUYER'S GUIDE, which lists over 52,000 textbooks according to author, title, new copy retail price, and our repurchase price. The BUYER'S GUIDE is an important part of our inventory control and book procurement system. We update and reprint the BUYER'S GUIDE nine times each year and make it available in both print and various electronic formats, including on our proprietary software applications. A staff of dedicated professionals gathers information from all over the country in order to make the BUYER'S GUIDE into what we believe to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. We also maintain a database of over 174,000 titles in order to better serve our customers.

    COMPLEMENTARY SERVICES DIVISION. Through Specialty Books, we have access to the market for distance education products and services. Currently, we provide students at approximately 30 colleges and private high schools with textbooks and materials for use in distance education and other education courses, and we are a leading provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. We believe the fragmented distance education market represents an opportunity for us to leverage our fulfillment and distribution expertise in a rapidly growing sector. Beyond textbooks, we offer services and specialty course materials to distance education students including videotape duplication and shipping; shipping of specialty, non-textbook course materials; and a sales and ordering function. Students can order education materials from us over the Internet. Over the past three fiscal years, external customer revenues of Specialty Books have been between 44.4% and 50.2% of total Complementary Services Division revenues.

    Other services offered to college bookstores include services related to our turnkey bookstore management software, the sale of other software and hardware, and the related maintenance contracts. These services generate revenue and assist us in gaining access to new sources of used textbooks. We have installed our proprietary total store management system at approximately 900 college bookstore locations, and we have an installed base of approximately 100 college bookstore locations for our textbook management control systems. In total, including our own bookstores, almost 1,000 college bookstore locations use our software products. In addition, we have developed software for e-commerce capabilities. These software products allow college bookstores to launch their own e-commerce site and effectively compete against other online textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online. Presently there are over 480 stores licensing our e-commerce technology via CampusHub. We also offer a digital delivery solution which allows a college bookstore to offer students the option of purchasing E-books via download in addition to new and used textbooks. On April 14, 2008, we announced an agreement with CourseSmart, a comprehensive supplier of digital course materials, which establishes us as CourseSmart's preferred supplier of E-books to the college bookstore community.

    Through C2O, we are able to offer a variety of products and services to participating college bookstores. C2O negotiates apparel, supplies, gifts, and general merchandise discounts and develops and executes marketing programs for its membership. C2O has evolved into a buying group with substantial purchasing clout by aggregating the purchasing power of over 750 participating stores, including our own bookstores. Other C2O marketing services include a freight savings program, a credit card processing program, a shopping bag program, and retail display allowances for magazine displays. Additionally, the C2O staff of experienced professionals consults with the management and buyers of member bookstores. Consulting services offered include strategic planning, store review, merchandise assortment planning, buyer training, and help with other operational aspects of the business. While consulting has historically represented a relatively small component of C2O's business, it is nonetheless strategically important to the ongoing success of this aspect of our business.

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

    As of March 31, 2008 we operated 260 college bookstores nationwide, having expanded from 109 bookstores at the beginning of fiscal year 2004. During fiscal year 2008 we completed the acquisition of 10 bookstore locations, initiated the contract-management of 10 bookstore locations, and established the start-up of 3 bookstore locations.

    The table below highlights certain information regarding our bookstores added and closed through March 31, 2008.

                Bookstores
                 Open at   Bookstores    Bookstores   Bookstores
                Beginning     Added      Lost/Closed   at End of
                of Fiscal    During        During       Fiscal
   Fiscal Year    Year     Fiscal Year  Fiscal Year(1)   Year
   -----------    ----     -----------  --------------   ----


       2004        109          9            5           113
       2005        113         11            -           124
       2006        124         17            2           139
       2007        139        120           15           244
       2008        244         23            7           260

---------

(1) In fiscal year 2004, five bookstores were closed, as either the lease expired, the contract-managed relationship was not renewed, or an agreement was reached with the landlord to terminate the lease. In fiscal year 2006, two bookstores were closed and the leases were not renewed. In fiscal year 2007, fifteen bookstores were closed, primarily as a result of either the lease expiring, the contract-managed relationship not being renewed, or an agreement being reached with the landlord terminating the lease. In fiscal year 2008, the recurrence of disappointing operating results at two off-campus bookstore locations led to their closure while five contract-managed agreements involving on-campus bookstores were not renewed.

    We plan to continue increasing the number of bookstores in operation. The private bookstore expansion plan will focus on campuses where we do not already have a strong relationship with the on-campus bookstore. In determining to purchase an existing store or open a new one, we look at several criteria: (i) a large enough market to justify our efforts (typically this means a campus of at least 5,000 students); (ii) the competitive environment (how many stores currently serve the campus); (iii) a site in close proximity to campus with adequate parking and accessibility; (iv) the potential of the bookstore to have a broad product mix (larger bookstores are more attractive than smaller bookstores because a full line of general merchandise can be offered in addition to textbooks); (v) the availability of top-quality management; and (vi) certain other factors, including leasehold improvement opportunities and personnel costs. We also plan to pursue opportunities to contract-manage additional institutional stores. In determining to pursue opportunities to contract-manage a campus bookstore, we look at: (i) the size of the market; (ii) the competitive status of the market; (iii) the availability of top quality management; and (iv) certain other factors, including personnel costs. As mentioned previously, on May 1, 2006, we acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of CBA.

WHOLESALE PROCUREMENT AND DISTRIBUTION

    Historically, because the demand for used textbooks has consistently exceeded supply, our sales have been primarily determined by the amount of used textbooks that we can purchase. We believe that, on average, we are able to fulfill approximately 20% to 25% of our demand. As a result, our success has depended primarily on our inventory procurement, and we continue to focus our efforts on obtaining inventory. In order to ensure our ability to both obtain and redistribute inventory, our Textbook Division strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores (primarily, independent and institutional college bookstores) through our employee account representatives. These 31 account representatives (as of March 31, 2008) are responsible for procuring used textbooks from students, marketing our services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of our systems products. We have been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the Textbook Division strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more books to us; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; (v) providing working capital flexibility for bookstores making substantial purchases; and (vi) establishing long-term supply arrangements by rewarding customers who make a long-term commitment to supplying us with a large portion of their books.

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

    After we purchase the books, we arrange for shipment to our warehouse in Nebraska via common carrier. At the warehouse, we refurbish damaged books and categorize and shelve all other books in a timely manner, and enter them into our on-line inventory system.

    Customers place orders by phone, mail, fax or other electronic method. Upon receiving an order, we remove the books from available inventory and hold them for future shipping. Customers may return books within 60 days after the start of classes (90 days for customers participating in the exclusive supply or NBC Partnership programs) if a written request is enclosed. External customer returns over the past three fiscal years have averaged approximately 23.2% of sales and generally are attributable to course cancellations or overstocking. The majority of returns are textbooks that we are able to resell for the next semester.

INFORMATION TECHNOLOGY

    We believe that we can enhance efficiency, profitability and competitiveness through investments in technology. Because our solutions create a competitive advantage, establish efficiencies and ensure cost-effectiveness of both our operations and the operations of our bookstore customers and suppliers, some of our proprietary software applications are currently in patent pending status with the United States Patent and Trademark Office. Additionally, we have registered trademarks for many of our software product names where brand recognition may be an important factor.

    The center of our technology infrastructure revolves around PRISM and WinPRISM, our proprietary college store management, textbook management, point of sale, and inventory control systems. With more than a combined 25 years of availability in the marketplace, these proven software applications are maintained and continuously enhanced by a dedicated team of development and support professionals. In addition, we have developed integrated e-commerce software and service solutions, allowing college bookstores to launch their own e-commerce site and effectively compete against other online textbook sellers by offering both print and digital textbooks and both traditional and non-traditional store merchandise online. We also develop, license or obtain certain rights related to other software designed to strengthen our e-commerce capabilities. Our technology operations process order entry, control inventory, generate purchase orders and customer invoices, generate various sales reports, and process and retrieve textbook information.

    In addition to using our technology for our own benefit through management and inventory control, we license the use of certain technology to bookstores. The use of our software by bookstore customers and suppliers helps solidify the business relationship, resulting in increased sales and access to additional inventory.

    We conduct training courses for all systems users online and at our headquarters in Lincoln, Nebraska. Classes are small and provide hands on training for the various systems. Printed reference manuals and training materials accompany each system. The customer support call center is staffed with approximately 60 experienced personnel. Support is offered via web site, e-mail, and toll free phone numbers. While support hours vary per product and time of year, after-hours pager support is available for mission-critical systems.

    Beginning late in fiscal year 2008, we embarked on a project to replace our internally-developed general ledger system with a general ledger/business planning and consolidation solution from SAP. We anticipate that the new solution will be in place and functional during fiscal year 2009. The new solution will, among other things, provide us with greater flexibility in recording and analyzing our operating results and streamlining our budgeting process.

CUSTOMERS

    Our college bookstores are located at college campuses of all sizes, including some of the nation's largest campuses, such as: Miami-Dade College; Arizona State University; Ohio State University; University of Florida; Michigan State University; Texas A&M University; University of Central Florida; Pennsylvania State University; University of Michigan; Florida State University; and University of Arizona.

    We sell our Textbook and certain Complementary Services Division products and services to college bookstores throughout North America, though primarily the United States. Our Textbook Division purchases from and resells used textbooks to college bookstores at college campuses of all sizes, including many of the nation's largest campuses, such as: University of Minnesota; University of Texas; University of Illinois; University of Washington; University of Southern California; and San Diego State University. Our 25 largest Textbook Division customers accounted for approximately 3.1% of our fiscal year 2008 consolidated revenues. No single Textbook Division customer accounted for more than 1.0% of our fiscal year 2008 consolidated revenues.

    Our distance education program is, among other things, a primary supplier of textbooks and educational material to students enrolled in on-line courses offered through approximately 30 colleges and private high schools. For the fiscal years ended March 31, 2008, 2007 and 2006, one institution accounted for approximately 63%, 45% and 38%, respectively, of distance education program external customer revenues.

    No single customer accounted for more than 10.0% of our consolidated revenues in fiscal year 2008, 2007, or 2006.

COMPETITION

    We compete with a variety of other companies and also individuals, all of whom seek to provide products and/or services to the college marketplace. Our main corporate competitors are Follett Higher Education Group ("Follett") and MBS Textbook Exchange/Barnes & Noble College Booksellers ("MBS"). MBS Textbook Exchange and Barnes & Noble College Booksellers are sister companies controlled by the same shareholder.

    Our Bookstore Division competes with:

     o Follett, MBS and a number of smaller companies for the opportunity to contract-manage institutional college bookstores (Follett and MBS contract-manage more than 750 and 600 stores, respectively),

     o other college bookstores located at colleges and universities that we serve,

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

    Our Textbook Division competes in the wholesale business with Follett and MBS, and certain smaller regional companies including Budgetext, Texas Book Company, Tichenor College Textbook Company, and South Eastern Book Company. We believe that our market share of the independent and non-contract-managed institutional stores is comparable to that of Follett and MBS individually. Many of Follett's and some of MBS's college bookstores are located on smaller campuses. The size of the campus and their presence there have precluded us from entering these markets, which in turn affects both our ability to buy books and our ability to add new accounts.

    Our Complementary Services Division competes with:

     o MBS in the sale and installation of college bookstore information technology

     o    MBS in the distance education textbook distribution market,

     o college bookstores that provide their own e-commerce solution in competition with CampusHub,

     o the Independent College Bookstore Association ("ICBA") in the centralized buying service business (participation by college bookstores in C2O's or ICBA's centralized buying service is voluntary, and college bookstores may, and some do, belong to both buying associations), and

     o a variety of smaller organizations and individuals involved in these businesses and others like marketing services and consulting services.

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

EMPLOYEES

    As of March 31, 2008 we had a total of approximately 3,400 employees, of which approximately 1,400 were full-time, approximately 900 were part-time and approximately 1,100 were temporary. We have no unionized employees and believe that our relationship with our employees is satisfactory.

    In view of the seasonal nature of our Textbook Division, we use seasonal labor to improve operating efficiency. We employ a small number of "flex-pool" workers who are cross-trained in a variety of warehouse functions. Temporary employees augment the flex-pool to meet periodic labor demands.

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

    WE FACE COMPETITION IN OUR MARKETS, WHICH COULD ADVERSELY IMPACT OUR REVENUE LEVELS, PROFIT MARGINS AND ABILITY TO ACQUIRE AN ADEQUATE SUPPLY OF USED TEXTBOOKS. Our industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than us and have substantially greater resources than us. Revenue levels and profit margins could be adversely impacted if we experience increased competition in the markets in which we currently operate or in markets in which we will operate in the future. Over the years, an increasing number of institution-owned college stores have decided to outsource or "contract-manage" the operation of their bookstores. The leading managers of these stores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed stores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed stores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.

    We are also experiencing growing competition from alternative media and alternative sources of textbooks for students (such as websites designed to sell textbooks, e-books and digital content, and other merchandise directly to students; on-line resources; publishers selling direct to students; print-on-demand textbooks; and CD-ROMs) and from the use of course packs (which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students), all of which have the potential to reduce or replace the need for textbooks sold through college bookstores. A substantial increase in the availability or the acceptance of these alternatives as a source of textbooks and textbook information could significantly reduce college students' use of college bookstores and/or the use of traditional textbooks and thus adversely impact our revenue levels and profit margins.

    We are experiencing growing competition from technology-enabled student to student transactions that take place over the Internet. These transactions, whereby a student enters into a transaction directly with another student for the sale and purchase of a textbook, provide competition by reducing the supply of textbooks available to us for purchase and by reducing the sale of textbooks through college bookstores. While these transactions have occurred for many years, prior to the Internet these transactions were limited by geography, a lack of information related to pricing and demand, and other factors. A significant increase in the number of these transactions could adversely impact our revenue levels and profit margins.

    WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE OR CONTRACT-MANAGE ADDITIONAL BOOKSTORES OR INTEGRATE THOSE ADDITIONAL STORES, WHICH COULD ADVERSELY IMPACT OUR ABILITY TO GROW REVENUES AND PROFIT MARGINS. Part of our business strategy is to expand sales for our college bookstore operations by either acquiring privately owned bookstores or being awarded additional contracts to manage institutional bookstores. We may not be able to identify additional private bookstores for acquisition or we may not be successful in competing for contracts to manage additional institutional stores. Due to the seasonal nature of business in our bookstores, operations may be affected by the time of the fiscal year when a bookstore is acquired or contract-managed by us. The process may require financial resources that would otherwise be available for our existing operations. Our integration of these future bookstores may not be successful; or, the anticipated strategic benefits of these future bookstores may not be realized or may not be realized within time frames contemplated by our management. Acquisitions and additional contract-managed stores may involve a number of special risks, including, but not limited to, adverse short-term effects on our reported results of operations, diversion of management's attention, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of our competitors and customers. If we are unable to successfully integrate our future acquisitions or contract-managed stores for these or other reasons, anticipated revenues and profit margins from these new bookstores could be adversely impacted.

    WE MAY NOT BE ABLE TO SUCCESSFULLY RENEW OUR CONTRACT-MANAGED BOOKSTORES AT PROFITABLE TERMS, WHICH COULD ADVERSELY IMPACT OUR PROFIT MARGINS. As we expand our operations in contract-management of institutional bookstores, we will increasingly be competing for the renewal of our contracts for those stores as the current contracts expire. Contracts in the industry are typically for 3 to 5 years, with various renewal and cancellation clauses. We may not be successful in renewing our current contracts or those renewals may not be on terms that provide us the opportunity to improve or maintain the profitability of managing the store. If we are unable to successfully renew our contracts on profitable terms, our profit margins could be adversely impacted.

    WE MAY BE UNABLE TO OBTAIN A SUFFICIENT SUPPLY OF USED TEXTBOOKS, WHICH COULD ADVERSELY IMPACT OUR REVENUE LEVELS AND PROFIT MARGINS. We are generally able to sell a substantial majority of our available used textbooks and, therefore, our ability to purchase a sufficient number of used textbooks largely determines our used textbook sales for future periods. Successfully acquiring books typically requires a visible presence on college campuses at the end of each semester, which requires hiring a significant number of temporary personnel, and having access to sufficient funds under our Revolving Credit Facility or other financing alternatives to purchase the books. Textbook acquisition also depends upon college students' willingness to sell their used textbooks at the end of each semester. The unavailability of sufficient personnel or credit, or a shift in student preferences, could impair our ability to acquire sufficient used textbooks to meet our sales objectives, thereby adversely impacting our revenue levels and profit margins.

    PUBLISHERS MAY NOT CONTINUE TO INCREASE PRICES OF TEXTBOOKS ANNUALLY, WHICH COULD ADVERSELY IMPACT OUR REVENUE LEVELS AND PROFIT MARGINS. We generally buy used textbooks based on publishers' prevailing prices for new textbooks just prior to the implementation by publishers of their annual price increases (which historically have been 4% to 5%) and resell these textbooks shortly thereafter based upon the new higher prices, thereby creating an immediate margin increase. Our ability to increase our used textbook prices each fiscal year depends on annual price increases on new textbooks implemented by publishers. The failure of publishers to continue annual price increases on new textbooks could adversely impact our revenue levels and profit margins.

    PUBLISHER PRACTICES REGARDING NEW EDITIONS AND MATERIALS PACKAGED WITH NEW TEXTBOOKS COULD CHANGE, THEREBY REDUCING THE SUPPLY OF USED TEXTBOOKS AVAILABLE TO US AND ADVERSELY IMPACTING OUR REVENUE LEVELS AND PROFIT MARGINS. Publishers have historically produced new editions of textbooks every two to four years. Changes in the business models of publishers to accelerate the new edition cycle or to significantly increase the number of textbooks with other materials packaged or bundled with it (which makes it more difficult to repurchase and resell the entire package of materials) could reduce the supply of used textbooks available to us, thereby adversely impacting our revenue levels and profit margins.

    THE LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT MAY OCCUR, WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO EXECUTE OUR CURRENT STRATEGY AND/OR OUR ABILITY TO EFFECTIVELY REACT TO CHANGING INDUSTRY DYNAMICS, THEREBY ADVERSELY IMPACTING OUR REVENUE LEVELS AND PROFIT MARGINS. Our future success depends to a significant extent on the efforts and abilities of our senior management team. Our senior management team has over 90 years of cumulative experience in the college bookstore industry. The loss of the services of any one of these individuals could negatively affect our ability to execute our current strategy and/or our ability to effectively react to changing industry dynamics, thereby adversely impacting our revenue levels and profit margins.

    OUR WHOLESALE AND BOOKSTORE OPERATIONS ARE SEASONAL IN NATURE - A SIGNIFICANT REDUCTION IN SALES DURING OUR PEAK SELLING PERIODS COULD ADVERSELY IMPACT OUR ABILITY TO REPAY THE REVOLVING CREDIT FACILITY, THEREBY INCREASING INTEREST EXPENSE AND ADVERSELY IMPACTING REVENUE LEVELS BY RESTRICTING OUR ABILITY TO BUY AN ADEQUATE SUPPLY OF USED TEXTBOOKS. Our wholesale and bookstore operations experience two distinct selling periods and our wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal year 2008, 45% of our annual revenues occurred in the second fiscal quarter (July-September), while 32% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the fiscal year, increasing substantially in May and December as a result of the buying periods. We fund our working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations. A significant reduction in sales during our peak selling periods could adversely impact our ability to repay the Revolving Credit Facility, increase the average balance outstanding under the Revolving Credit Facility (thereby resulting in increased interest expense), and restrict our ability to buy an adequate supply of used textbooks (thereby adversely impacting our revenue levels).

    THE INDENTURES GOVERNING THE SENIOR SUBORDINATED NOTES AND NBC'S SENIOR DISCOUNT NOTES, AS WELL AS THE SENIOR CREDIT FACILITY, IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH COULD PREVENT US FROM INCURRING ADDITIONAL INDEBTEDNESS AND TAKING CERTAIN OTHER ACTIONS AND COULD RESULT IN ALL AMOUNTS OUTSTANDING BEING DECLARED DUE AND PAYABLE IF WE ARE NOT IN COMPLIANCE WITH SUCH RESTRICTIONS. The indentures governing the Senior Subordinated Notes and NBC's Senior Discount Notes restrict our ability to do the following: incur additional indebtedness; pay dividends or make other restricted payments; consummate certain asset sales; create liens on assets; enter into transactions with affiliates; make investments, loans or advances; consolidate or merge with or into any other entity; convey, transfer or lease all or substantially all of our assets; or change the business we conduct.

    The Senior Credit Facility prohibits us from prepaying other indebtedness. In addition, we are required to comply with and maintain specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Our ability to meet these financial ratios and tests can be affected by our operating results and events beyond our control. A breach of any of these covenants could result in a default under the Senior Credit Facility or the indentures. Upon an event of default under the Senior Credit Facility, the lenders could elect to declare all amounts and accrued interest outstanding under the Senior Credit Facility due and payable and could terminate their commitments to make further extensions of credit under the Senior Credit Facility and the holders of the Senior Subordinated Notes and NBC's Senior Discount Notes could elect to declare all amounts under such notes immediately due and payable. If we were unable to repay our indebtedness under the Senior Credit Facility, the lenders could proceed against the collateral securing the indebtedness. If the indebtedness under the Senior Credit Facility were accelerated, our assets may not be sufficient to repay in full such indebtedness and other indebtedness, including the Senior Subordinated Notes and NBC's Senior Discount Notes. Substantially all of our assets are pledged as security under the Senior Credit Facility.

    The Revolving Credit Facility (which is included in the Senior Credit Facility) expires on March 4, 2009. We do not yet know the impact of negotiations surrounding the extension of the Revolving Credit Facility and/or other potential changes in the Senior Credit Facility. The extension of the Revolving Credit Facility and any other changes to the Senior Credit Facility may increase our interest expense.

    WE ARE CONTROLLED BY ONE PRINCIPAL EQUITY HOLDER, WHO HAS THE POWER TO TAKE UNILATERAL ACTION AND COULD HAVE AN INTEREST IN PURSUING ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS, EVEN THOUGH SUCH TRANSACTIONS MIGHT INVOLVE RISKS TO OTHER AFFECTED PARTIES. Weston Presidio beneficially owns approximately 83.9% of NBC's issued and outstanding common stock (taking into account for such percentage calculation options outstanding and options available, if any, for future grant under the 2004 Stock Option Plan). As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC's and our certificates of incorporation and the approval of fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions, including selling us, that, in its judgment, could affect its equity investment, even though such transactions might involve risks to other affected parties.

    WE HAVE A SUBSTANTIAL LEVEL OF INDEBTEDNESS. We have $375.2 million of outstanding indebtedness at March 31, 2008. NBC has additional outstanding indebtedness of $77.0 million as of March 31, 2008 under the Senior Discount Notes. The degree to which we are leveraged could have important consequences, including the following:

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

                               ITEM 2. PROPERTIES.


    At March 31, 2008, our Bookstore Division locations consisted of the following: (i) 6 owned off-campus bookstore locations, (ii) 123 leased off-campus bookstore locations, and (iii) 131 leased on-campus (contract-managed) bookstore locations serving university and post-graduate educational institutions throughout the United States. These institutions serve more than 2.1 million students. We own our two Textbook Division warehouses (totaling 253,000 square feet) in Lincoln, Nebraska (one of which is also the location of our headquarters). Our distance education program resides in a leased facility with 49,500 square feet in Athens, Ohio. The lease, as amended, expires on May 31, 2011 and has one one-year option to renew.


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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No items were submitted to a vote by our security holders during the fourth quarter of fiscal year 2008.

                                     PART II


 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                     ISSUER PURCHASES OF EQUITY SECURITIES.

    There were no equity securities issued by us during fiscal year 2008. There is no established public trading market for our common stock and all of our common stock is owned by NBC. As discussed in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, the payment of dividends is subject to various restrictions under our debt instruments. No dividends were declared on our common stock during fiscal years 2008 and 2007.

    Additional information regarding equity compensation plans can be found in
Item 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


                        ITEM 6. SELECTED FINANCIAL DATA.

    The table on the following page sets forth our selected historical consolidated financial and other data. The selected historical consolidated financial data was derived from our audited consolidated financial statements.

    The following table should be read in conjunction with Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our consolidated financial statements and the related notes thereto included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                       Successor (1)                                 Predecessor (1)
                                               --------------------------------------------------------------------- ---------------
                                                               Fiscal Years Ended
                                               ----------------------------------------------------- 1 Month Ended   11 Months Ended
                                                March 31,    March 31,   March 31,      March 31,       March 31,       February 29,
                                                   2008        2007         2006           2005            2004             2004
                                               -----------  ----------- -----------   -------------- --------------- --------------
STATEMENT OF OPERATIONS DATA:                                               (dollars in thousands)
  Revenues                                      $ 581,248    $ 544,428   $ 420,108        $ 402,154        $ 13,317       $ 385,364
  Costs of sales (exclusive of
  depreciation shown below)                       354,140      332,444     250,914          240,638           7,768         231,874
                                               -----------  ----------- -----------   -------------- --------------- ---------------
      Gross profit                                227,108      211,984     169,194          161,516           5,549         153,490
  Operating expenses:
    Selling, general and administrative (2)       157,193      143,096     107,991          100,513           8,540          99,004
    Closure of California Warehouse                   (36)         774           -                -               -               -
    Depreciation                                    7,209        5,916       4,913            4,908             350           3,396
    Amortization                                   10,443        9,613       8,762            8,258             649           1,162
                                               -----------  ----------- -----------   -------------- --------------- ---------------
      Income (Loss) from operations                52,299       52,585      47,528           47,837          (3,990)         49,928
  Other expenses (income):
    Interest expense                               33,559       33,135      29,395           25,854           2,226          22,409
    Interest income                                (1,332)      (1,643)     (1,275)            (639)            (97)           (308)
    (Gain) Loss on derivative instrument              198          225        (525)               -               -             (57)
                                               -----------  ----------- -----------   -------------- --------------- ---------------
      Income (Loss) before income taxes            19,874       20,868      19,933           22,622          (6,119)         27,884
  Income tax expense (benefit)                      7,418        8,256       7,691            9,162          (2,400)         10,949
                                               -----------  ----------- -----------   -------------- --------------- ---------------
      Net income (loss)                         $  12,456    $  12,612   $  12,242        $  13,460        $ (3,719)       $ 16,935
                                               ===========  =========== ===========   ============== =============== ===============
OTHER DATA:
  EBITDA (3)                                    $  69,951    $  68,114   $  61,203        $  61,003        $ (2,991)       $ 54,486
  Net cash flows from operating activities         21,101       27,516      22,573           16,682          (7,764)         46,913
  Net cash flows from investing activities        (22,179)     (32,809)    (18,122)            (748)        (29,656)         (6,452)
  Net cash flows from financing activities         (2,578)       4,893      (2,293)         (17,986)         (8,965)           (204)
  Capital expenditures                              7,261        6,543       7,312            7,666             720           3,965
  Business acquisition expenditures (4)            14,682       25,874      10,849           20,160           1,849           2,355
  Number of bookstores open at end of the period      260          244         139              124             113             112

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents                     $  29,326    $  32,983   $  33,383        $  31,224        $ 33,276        $ 79,662
  Working capital                                 137,100      130,389     111,066          104,008         106,259         132,729
  Total assets                                    702,087      695,488     645,346          627,239         646,265         252,449
  Total debt, including current maturities        375,204      375,587     354,309          356,402         373,179         187,782


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

(2) Includes share-based compensation of $1,041; $997 and $7,264 for the fiscal years ended March 31, 2008 and 2007 and the 11 months ended February 29, 2004, respectively.

(3) EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes and Senior Credit Facility also use EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America ("GAAP"), and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

        The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash Flows included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                                                                       Successor (1)                                Predecessor (1)
                                             ------------------------------------------------------------------- -----------------
                                                            Fiscal Years Ended
                                             --------------------------------------------------  1 Month Ended     11 Months Ended
                                              March 31,    March 31,   March 31,    March 31,       March 31,        February 29,
                                                 2008        2007         2006         2005            2004              2004
                                             -----------  ----------- ----------- ------------- ---------------- -----------------
                                                                             (dollars in thousands)
EBITDA                                         $ 69,951     $ 68,114    $ 61,203      $ 61,003         $ (2,991)         $ 54,486

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Share-based compensation                        1,041          997           -             -                -                 -
  Interest income                                 1,332        1,644       1,275           639               97               308
  Provision for losses on receivables               468          834         231           316              218                66
  Cash paid for interest                        (31,755)     (31,389)    (27,875)      (25,796)          (4,174)          (11,956)
  Cash paid for income taxes                    (13,031)      (6,551)     (9,589)       (4,946)             (10)           (6,467)
  (Gain) Loss on disposal of assets                 285           (1)         90            68               14               408

  Changes in operating assets and liabilities,
  net of effect of acquisitions (5)              (7,190)      (6,132)     (2,762)      (14,602)            (918)           10,068
                                             -----------  ----------- ----------- ------------- ---------------- -----------------
Net Cash Flows from Operating Activities       $ 21,101     $ 27,516    $ 22,573      $ 16,682         $ (7,764)         $ 46,913
                                             ===========  =========== =========== ============= ================ =================

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

                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. Our Bookstore Division continues to grow its number of bookstore locations. We acquired 20 bookstore locations in 14 separate transactions and established the start-up of 3 bookstore locations during the fiscal year ended March 31, 2008. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the fiscal year ended March 31, 2008 increased $36.8 million, or 6.8% from the fiscal year ended March 31, 2007. This increase is primarily attributable to growth in the Bookstore Division, including acquisition activity and same-store sales growth of 4.0%. Revenues increased in the Textbook Division by 2.9% as a result of price increases and lower returns that were partially offset by a decrease in units sold. The Complementary Services Division also experienced growth during the fiscal year ended March 31, 2008, primarily as a result of increased revenues from our distance education business. Finally, as a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the fiscal year ended March 31, 2008 increased from the fiscal year ended March 31, 2007.

    EBITDA RESULTS. Consolidated EBITDA for the fiscal year ended March 31, 2008 increased $1.8 million from the fiscal year ended March 31, 2007. The EBITDA increase is attributable to increases in both our Bookstore and our Textbook Divisions. EBITDA in the Complementary Services Division was down due primarily to lower results from our systems businesses. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.

CHALLENGES AND EXPECTATIONS

    We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past. We have experienced, and continue to experience, increasing competition for the supply of used textbooks from other textbook wholesalers and from student to student transactions, increasing competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Finally, we are uncertain what impact the recent downturn in general economic conditions and the ongoing disruption in the capital markets might have on negotiations around the Revolving Credit Facility, which expires on March 4, 2009. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal year 2009. We also expect that our capital expenditures will remain modest for a company of our size.

        FISCAL YEAR ENDED MARCH 31, 2008 COMPARED WITH FISCAL YEAR ENDED
                                 MARCH 31, 2007.


    REVENUES. Revenues for the fiscal years ended March 31, 2008 and 2007 and the corresponding change in revenues were as follows:

                                                                               Change
                                 Fiscal Year Ended  Fiscal Year Ended  ---------------------------
                                 March 31, 2008     March 31, 2007         Amount      Percentage
                                ------------------ ------------------  -------------- ------------
Bookstore Division                  $ 454,374,873      $ 418,476,613    $ 35,898,260        8.6 %
Textbook Division                     139,685,035        135,798,392       3,886,643        2.9 %
Complementary Services Division        34,372,223         32,215,306       2,156,917        6.7 %
Intercompany Eliminations             (47,184,345)       (42,062,347)     (5,121,998)      12.2 %
                                ------------------ ------------------  -------------- ------------
                                    $ 581,247,786      $ 544,427,964    $ 36,819,822        6.8 %
                                ================== ==================  ============== ============

    The increase in Bookstore Division revenues was primarily attributable to the addition of 143 bookstore locations through acquisitions or start-ups since April 1, 2006 and improved same store sales. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2006 and subsequently closed) provided an additional $24.8 million of revenue for the fiscal year ended March 31, 2008. Same-store sales for the fiscal year ended March 31, 2008 increased $12.1 million, or 4.0%, from the fiscal year ended March 31, 2007, primarily due to increased used textbook and clothing and insignia wear revenues. The Company defines same-store sales for the fiscal year ended March 31, 2008 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2007. Finally, revenues declined $1.0 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2006 which were subsequently closed) since April 1, 2006.

    For the fiscal year ended March 31, 2008, Textbook Division revenues increased 2.9% from the fiscal year ended March 31, 2007, due primarily to an approximate 5.2% increase in the average price per book sold and lower returns that was offset in part by an approximate 3.6% decrease in units sold. Complementary Services Division revenues increased primarily as a result of strong results in the distance education business. As a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the fiscal year ended March 31, 2008 increased $4.8 million and $0.3 million in the Textbook and Complementary Services Divisions, respectively, from the fiscal year ended March 31, 2007.

    GROSS PROFIT. Gross profit for the fiscal year ended March 31, 2008 increased $15.1 million, or 7.1%, to $227.1 million from $212.0 million for the fiscal year ended March 31, 2007. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage increased only slightly to 39.1% for the fiscal year ended March 31, 2008 from 38.9% for the fiscal year ended March 31, 2007. The increase in consolidated gross margin percentage is primarily attributable to an increase in revenues coming from higher margin used textbooks in the Bookstore Division and to overall improvement in gross margin from the bookstores acquired in the CBA transaction.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended March 31, 2008 increased $14.1 million, or 9.9%, to $157.2 million from $143.1 million for the fiscal year ended March 31, 2007. Selling, general and administrative expenses as a percentage of revenues were 27.0% and 26.3% for the fiscal years ended March 31, 2008 and 2007, respectively. The increase in selling, general and administrative expenses, which includes a $4.3 million increase in commission expense, a $3.1 million increase in rent, a $2.5 million increase in shipping expense and a $2.0 million increase in personnel costs, is primarily attributable to our continued growth in the Bookstore Division. The increased commission and shipping expenses were primarily due to increased Bookstore Division sales on the Internet involving third party websites.

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses are attributable to costs associated with the October 27, 2006 closure of our California warehouse facility, including one-time termination benefits, costs to terminate contracts and costs of consolidation/relocation. Payments of one-time termination benefits extended through April of 2008 and were slightly lower than the remaining accrual for such benefits at March 31, 2007, resulting in an adjustment to the accrual during fiscal year 2008.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the fiscal years ended March 31, 2008 and 2007 and the corresponding change in EBITDA were as follows:

                                                                                  Change
                                 Fiscal Year Ended    Fiscal Year Ended --------------------------
                                  March 31, 2008      March 31, 2007        Amount      Percentage
                                -------------------- -----------------  -------------- -----------
Bookstore Division                     $ 45,941,624      $ 44,511,202    $ 1,430,422       3.2 %
Textbook Division                        33,731,382        32,210,010      1,521,372       4.7 %
Complementary Services Division           1,558,414         2,716,144     (1,157,730)    (42.6)%
Corporate Administration                (11,280,477)      (11,323,483)        43,006       0.4 %
                                -------------------- -----------------  ------------- ------------
                                       $ 69,950,943      $ 68,113,873    $ 1,837,070       2.7 %
                                ==================== =================  ============= ============

    The increase in Bookstore Division EBITDA was primarily due to the previously mentioned increase in revenues and gross profit offset partially by the increased selling, general and administrative expenses. The increase in Textbook Division EBITDA was primarily due to the previously mentioned increase in revenues, as well as solid control of expenses and $0.8 million of expenses incurred in the fiscal year ended March 31, 2007 associated with the closure of our California warehouse. The decrease in Complementary Services Division EBITDA was primarily due to lower results in our systems businesses. Corporate Administration's EBITDA loss was flat in comparison to the prior fiscal year.

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes and Senior Credit Facility also use EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                                            Fiscal Year Ended  Fiscal Year Ended
                                               March 31, 2008     March 31, 2007
                                            -----------------  -----------------

EBITDA                                         $  69,950,943      $  68,113,873

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Share-based compensation                         1,040,599            996,957
  Interest income                                  1,332,497          1,643,598
  Provision for losses on receivables                468,007            834,442
  Cash paid for interest                         (31,755,319)       (31,388,513)
  Cash paid for income taxes                     (13,030,853)        (6,551,344)
  (Gain) Loss on disposal of assets                  284,891               (575)
  Changes in operating assets and
  liabilities,net of effect of
  acquisitions (1)                                (7,190,132)        (6,132,260)
                                            -----------------  -----------------
Net Cash Flows from Operating Activities       $  21,100,633      $  27,516,178
                                            =================  =================

Net Cash Flows from Investing Activities       $ (22,179,160)     $ (32,808,754)
                                            =================  =================

Net Cash Flows from Financing Activities       $  (2,577,893)     $   4,892,730
                                            =================  =================

        (1) Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    DEPRECIATION EXPENSE. Depreciation expense for the fiscal year ended March 31, 2008 increased $1.3 million, or 21.9%, to $7.2 million from $5.9 million for the fiscal year ended March 31, 2007, due primarily to growth in the Bookstore Division (including new stores added since April 1, 2006, a new capital lease, and store remodeling projects).

    AMORTIZATION EXPENSE. Amortization expense for the fiscal year ended March 31, 2008 increased $0.8 million, or 8.6%, to $10.4 million from $9.6 million for the fiscal year ended March 31, 2007, due in part to a $0.3 million increase in amortization of contract-managed acquisition costs primarily associated with contract-managed bookstore acquisitions/renewals occurring since April 1, 2006 and $0.3 million of amortization of certain contractual rights associated with a September 1, 2007 agreement with a third-party software company.

    INTEREST EXPENSE, NET. Interest expense, net for the fiscal year ended March 31, 2008 increased $0.7 million, or 2.2%, to $32.4 million from $31.7 million for the fiscal year ended March 31, 2007, due in part to a $0.3 million decline in interest income.

    INCOME TAXES. Income tax expense for the fiscal year ended March 31, 2008 decreased $0.9 million, or 10.1%, to $7.4 million from $8.3 million for the fiscal year ended March 31, 2007. Our effective tax rate for the fiscal years ended March 31, 2008 and 2007 was 37.3% and 39.6%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes. The lower effective tax rate in fiscal year 2008 is due primarily to certain state income tax benefits recorded in connection with a tax incentive program.

        FISCAL YEAR ENDED MARCH 31, 2007 COMPARED WITH FISCAL YEAR ENDED
                                MARCH 31, 2006.

    REVENUES. Revenues for the fiscal years ended March 31, 2007 and 2006 and the corresponding change in revenues were as follows:

                                                                         Change
                        Fiscal Year Ended  Fiscal Year Ended  ---------------------------
                          March 31, 2007     March 31, 2006       Amount       Percentage
                        ------------------ ------------------ --------------  -----------
Bookstore Division          $ 418,476,613      $ 292,110,080  $ 126,366,533       43.3 %

Textbook Division             135,798,392        132,555,940      3,242,452        2.4 %

Complementary Services
Division                       32,215,306         26,681,864      5,533,442       20.7 %

Intercompany
Eliminations                  (42,062,347)       (31,239,985)   (10,822,362)      34.6 %
                        ------------------ ------------------ --------------  -----------
                            $ 544,427,964      $ 420,107,899  $ 124,320,065       29.6 %
                        ================== ================== ==============  ===========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 137 bookstore locations through acquisitions or start-ups since April 1, 2005. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2005 and subsequently closed) provided an additional $121.1 million of revenue for the fiscal year ended March 31, 2007. Same-store sales for the fiscal year ended March 31, 2007 increased $9.9 million, or 3.7%, from the fiscal year ended March 31, 2006, primarily due to increased clothing and insignia wear and textbook revenues. The Company defines same-store sales for the fiscal year ended March 31, 2007 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2006. Finally, revenues declined $4.6 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2005 which were subsequently closed) since April 1, 2005.

    For the fiscal year ended March 31, 2007, Textbook Division revenues were up 2.4% compared to the fiscal year ended March 31, 2006 due to a 5.1% increase in the average price per book sold, which was partially offset by a 1.7% decrease in units sold and an increase in sales returns. Complementary Services Division revenues increased primarily due to a $3.7 million increase in revenues in our systems businesses. Primarily as a result of our significant growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the fiscal year ended March 31, 2007 increased $9.1 million and $1.8 million in the Textbook and Complementary Services Divisions, respectively, from the fiscal year ended March 31, 2006. Of the $9.1 million increase in Textbook Division intercompany revenues, $2.3 million effectively represents a shift from external customer revenues due to the acquisition of CBA.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended March 31, 2007 increased $35.1 million, or 32.5% to $143.1 million from $108.0 million for the fiscal year ended March 31, 2006. Selling, general and administrative expenses as a percentage of revenues were 26.3% and 25.7% for the fiscal years ended March 31, 2007 and 2006, respectively. The increase in selling, general and administrative expenses, which includes a $16.8 million increase in personnel costs (including share-based compensation of $1.0 million attributable to the 4,200 shares of NBC Holdings Corp. nonvested stock issued on March 31, 2006) and a $9.4 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division with the addition of 137 bookstore locations through acquisitions or start-ups since April 1, 2005.

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

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the fiscal years ended March 31, 2007 and 2006 and the corresponding change in EBITDA were as follows:

                                                                        Change
                         Fiscal Year Ended  Fiscal Year Ended  --------------------------
                         March 31, 2007     March 31, 2006      Amount       Percentage
                         ------------------ ------------------ ------------- ------------
Bookstore Division            $ 44,511,202       $ 36,056,380   $ 8,454,822       23.4 %

Textbook Division               32,210,010         31,938,743       271,267        0.8 %

Complementary Services
Division                         2,716,144          1,220,529     1,495,615      122.5 %

Corporate Administration       (11,323,483)        (8,012,619)   (3,310,864)      41.3 %
                         ------------------ ------------------ ------------- ------------
                              $ 68,113,873       $ 61,203,033   $ 6,910,840       11.3 %
                         ================== ================== ============= ============

    The increase in Bookstore Division EBITDA was primarily due to the acquisition activity noted above and growth in same store sales. The small increase in Textbook Division EBITDA was primarily due to the increase in revenues and relatively stable selling, general and administrative expenses, despite the $0.8 million of costs incurred related to the closure of its California warehouse. The increase in Complementary Services Division EBITDA is attributable to improved results in almost all of its business activities, particularly the systems and distance education businesses, as revenues and gross margin percentage increased; and, although selling, general and administrative expenses increased as well, such expenses were down as a percentage of revenues. Corporate Administration costs increased primarily as a result of $1.0 million in share-based compensation associated with the NBC Holdings Corp. nonvested stock issued on March 31, 2006, $0.9 million in corporate costs related to the acquisition of CBA, and a $0.5 million increase in incentive compensation costs related to the increase in EBITDA.

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes and Senior Credit Facility also use EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                                            Fiscal Year Ended  Fiscal Year Ended
                                              March 31, 2007     March 31, 2006
                                            -----------------  -----------------

EBITDA                                         $  68,113,873      $  61,203,033

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Share-based compensation                           996,957                  -
  Interest income                                  1,643,598          1,274,836
  Provision for losses on receivables                834,442            231,497
  Cash paid for interest                         (31,388,513)       (27,874,705)
  Cash paid for income taxes                      (6,551,344)        (9,589,439)
  (Gain) Loss on disposal of assets                     (575)            90,263
  Changes in operating assets and liabilities,
  net of effect of acquisitions (1)               (6,132,260)        (2,762,253)
                                            -----------------  -----------------
Net Cash Flows from Operating Activities       $  27,516,178      $  22,573,232
                                            =================  =================

Net Cash Flows from Investing Activities       $ (32,808,754)     $ (18,122,174)
                                            =================  =================

Net Cash Flows from Financing Activities       $   4,892,730      $  (2,292,679)
                                            =================  =================

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

    GOODWILL AND INTANGIBLE ASSETS. Our acquisitions of college bookstores result in the application of purchase accounting as of the transaction date. In certain circumstances, our management performs valuations where appropriate to determine the fair value of assets acquired and liabilities assumed. The goodwill in such transactions is determined by calculating the difference between the purchase price and the fair value of net assets acquired. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including Statements of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED; No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS; and No. 144, IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Our evaluation of impairment is based on a combination of our projection of estimated future cash flows and other valuation methodologies. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets.

    ACCRUED INCENTIVES. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain of the products or services we offer through our Complementary Services Division. The customer can also use the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to use rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which are based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the consolidated financial statements.

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

    DERIVATIVE FINANCIAL INSTRUMENTS. We use derivative financial instruments, from time to time, to manage the risk that changes in interest rates will affect the amount of our future interest payments on our variable rate debt. If written documentation designating the derivative financial instrument as a hedge is not in place at inception of the instrument or if the critical terms of the derivative financial instrument do not match the critical terms of the variable rate debt being hedged, we would be required to recognize changes in the fair value of the portion of the derivative financial instrument not qualifying for hedge accounting immediately in earnings.

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

    Effective April 26, 2006, certain amendments were made to the Credit Agreement to allow for the acquisition of CBA, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility from $50.0 million to $65.0 million, and amending certain restrictions and financial covenants. The additional Term Loan borrowings were used to help finance the purchase of all of CBA's outstanding stock, repay CBA's outstanding long-term bank indebtedness, and provide funding for the payment of transaction costs and other liabilities associated with the acquisition. CBA's long-term bank indebtedness, revolving credit facility balance, and the corresponding accrued interest repaid on May 1, 2006 totaled $14.4 million. The modifications to the Credit Agreement resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments.

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

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for income tax payments, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our Revolving Credit Facility. At March 31, 2008, our total indebtedness was $375.2 million, consisting of a $195.1 million Term Loan, $175.0 million of Senior Subordinated Notes, and $5.1 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued Senior Discount Notes, the balance of which at March 31, 2008 was $77.0 million (face value).

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and NBC's Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, we are scheduled to make principal payments totaling approximately $2.0 million in fiscal years 2009-2010 and $191.1 million in fiscal year 2011. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards the Term Loan principal balances. There was no excess cash flow obligation for the fiscal years ended March 31, 2008 and 2007. An excess cash flow payment of $1.7 million for the fiscal year ended March 31, 2006 was made in September of 2006.

    Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by us. On July 15, 2005, we entered into an interest rate swap agreement to essentially convert a portion of the variable rate Term Loan into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement was effective as of September 30, 2005 and expires September 30, 2008. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.

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

INVESTING CASH FLOWS

    Our capital expenditures were $7.3 million, $6.5 million and $7.3 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The annual limitation for fiscal year 2008 was $16.1 million. We expect capital expenditures to be between $8.0 million and $10.0 million for fiscal year 2009.

    Business acquisition and contract-management renewal expenditures were $14.7 million, $25.9 million and $10.8 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. During the fiscal year ended March 31, 2008, 20 bookstore locations were acquired in 14 separate transactions (10 of which were contract-managed locations). During the fiscal year ended March 31, 2007, 118 bookstore locations were acquired in 17 separate transactions (110 of which were contract-managed locations), including the acquisition of CBA's 101 bookstore locations for $18.8 million (net of cash acquired) on May 1, 2006. During the fiscal year ended March 31, 2006, we acquired 13 bookstore locations in 11 separate transactions (6 of which were contract-managed locations). Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the fiscal years ended March 31, 2008 and 2007, we capitalized $0.3 million and $0.7 million, respectively, in software development costs associated with new software products and enhancements to existing software products.

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

    In addition to the previously mentioned business acquisition and contract-management renewal expenditures, the purchase price of one of the bookstores acquired during the fiscal year ended March 31, 2008 included $0.7 million of contingent consideration, which is paid to the previous owner on a monthly basis and is calculated as a percentage of revenues generated by the acquired bookstore each month. Such payments totaled $41,219 for the fiscal year ended March 31, 2008.

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). For the fiscal year ended March 31, 2008, weighted-average borrowings under the Revolving Credit Facility approximated $15.2 million, with actual borrowings ranging from a low of no borrowings to a high of $70.0 million. Net cash flows from operating activities for the fiscal year ended March 31, 2008 were $21.1 million, down $6.4 million from $27.5 million for the fiscal year ended March 31, 2007. The decrease in net cash flows from operating activities is due primarily to a $6.5 million increase in income taxes paid during the fiscal year ended March 31, 2008. Fluctuations in certain balances, including receivables and accounts payable, were due in part to the impact of CBA (acquired on May 1, 2006). Net cash flows from operating activities for the fiscal year ended March 31, 2007 were $27.5 million, an increase of $4.9 million from $22.6 million for the fiscal year ended March 31, 2006. This increase in cash flows from operations was in large part due to the significant growth being experienced in our Bookstore Division, primarily resulting from the CBA acquisition.

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

SOURCES OF AND NEEDS FOR CAPITAL

    As of March 31, 2008, we could borrow up to $50.2 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at March 31, 2008. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. We expect to renegotiate the terms of our Revolving Credit Facility prior to its expiration on March 4, 2009.

    We believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance our current operations, any required excess cash flow payments, cash interest requirements , income tax payments, planned capital expenditures and internal growth for the next twelve months. Future acquisitions, if any, may require additional debt financing or capital contributions.

OFF-BALANCE SHEET ARRANGEMENTS

    As of March 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

    The following tables present aggregated information as of March 31, 2008 regarding our contractual obligations and commercial commitments:

                                                                            Payments Due by Period
                                                         ------------------------------------------------------------------
                 Contractual                              Less Than            2-3             4-5           After 5
                 Obligations                 Total            1 Year            Years           Years           Years
--------------------------------------- ---------------- ---------------  ---------------- --------------- ---------------
Long-term debt                            $ 370,433,833    $  2,070,657     $ 193,179,629   $ 175,127,935   $      55,612
Interest on long-term debt (1)               88,515,808      25,852,802        47,539,960      15,120,521           2,525
Capital lease obligations                     4,770,173         658,415         1,731,027         982,973       1,397,758
Interest on capital lease obligations         1,552,114         380,920           598,988         311,557         260,649
Operating leases                             80,434,000      17,854,000        27,141,000      17,210,000      18,229,000
Uncertain tax position liabilities                    -               -                 -               -               -
Unconditional purchase obligations                    -               -                 -               -               -
                                        ---------------- ---------------  ---------------- --------------- ---------------
  Total                                   $ 545,705,928    $ 46,816,794     $ 270,190,604   $ 208,752,986   $  19,945,544
                                        ================ ===============  ================ =============== ===============


                                                                     Amount of Commitment Expiration Per Period
                                             Total       -----------------------------------------------------------------
              Other Commercial              Amounts         Less Than            2-3             4-5            Over 5
                 Commitments               Committed          1 Year            Years           Years           Years
--------------------------------------- ---------------- ---------------  ---------------- --------------- ---------------

Unused line of credit (2)                 $  85,000,000    $ 85,000,000     $           -   $           -   $           -
                                        ================ ===============  ================ =============== ===============

(1) Interest on the variable rate debt is estimated based upon implied forward rates in the yield curve at March 31, 2008, as adjusted for the impact of the interest rate swap agreement in place as of March 31, 2008.

(2) Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the line of credit.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

    No dividends were declared or paid to NBC in fiscal years 2008, 2007 or 2006.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

    In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (AN AMENDMENT OF FASB STATEMENT NO. 133). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement becomes effective for us in fiscal year 2010. Our present interest rate swap agreement expires on September 30, 2008; however, our current disclosure format will need to be expanded (particularly as it relates to the specific components of gains and losses on derivative instruments) if we use derivative instruments in the future.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS and SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS No. 141 (revised 2007) requires that direct costs associated with an acquisition be expensed as incurred. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Included in SFAS No. 160 is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. These Statements become effective for us in fiscal year 2010. We have not yet determined if SFAS No. 141 (revised 2007) will have a material impact on our consolidated financial statements. SFAS No. 160 is not expected to have a material impact on our consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby mitigating volatility in reported earnings caused by measuring related assets and liabilities differently. We did not adopt any provisions of this Statement, which became effective for us in fiscal year 2009.

    In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement has been subsequently amended by FASB Staff Position No.'s 157-1 and 157-2 to exclude lease classification or measurement (except in certain instances) from the scope of SFAS No. 157 and to defer the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities. This Statement becomes effective for us partially in fiscal year 2009 and partially in fiscal year 2010. We are reviewing this Statement and have not yet determined the impact, if any, on our consolidated financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    This Annual Report on Form 10-K contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future results of operations, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: increased competition from other companies that target our markets; increased competition from alternative media and alternative sources of textbooks for students, including digital or other educational content sold directly to students; increased competition for the purchase and sale of used textbooks from student to student transactions; our inability to successfully acquire or contract-manage additional bookstores or to integrate those additional stores; our inability to cost-effectively maintain or increase the number of contract-managed stores; our inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in publisher practices regarding new editions and materials packaged with new textbooks; the loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or our inability to renew or raise additional debt or raise additional equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in this Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $375.2 million in total indebtedness outstanding at March 31, 2008, approximately $195.1 million is subject to fluctuations in the Eurodollar interest rate. As provided in our Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, we entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement at March 31, 2008 was $130.0 million. The interest rate swap agreement expires on September 30, 2008.

    The following table presents quantitative information about our market risk sensitive instruments (the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2008):

                                        Fixed Rate Debt                   Variable Rate Debt
                                  --------------------------------  ------------------------------
                                                      Weighted-                        Weighted-
                                                       Average                          Average
                                     Principal         Interest        Principal       Interest
                                     Cash Flows          Rate        Cash Flows (1)      Rate
                                  -----------------  -------------  -----------------  -----------
Fiscal Year Ended March 31:
  2009                               $     702,336          8.65%      $   2,026,736        4.85%
  2010                                     861,983          8.64%          2,026,736        5.25%
  2011                                     972,328          8.64%        191,049,609        6.04%
  2012                                 175,649,664          8.63%                  -            -
  2013                                     461,244          8.63%                  -            -
  Thereafter                             1,453,370          8.36%                  -            -
                                  -----------------  -------------  -----------------  -----------
    Total                            $ 180,100,925          8.64%      $ 195,103,081        5.38%
                                  =================  =============  =================  ===========

    Fair Value                       $ 161,984,000             -       $ 195,103,081           -
                                  =================                 =================


                                        Interest Rate Swap
                                  ---------------------------------------------------
                                                      Weighted-        Weighted-
                                      Average          Average          Average
                                      Notional         Receive            Pay
                                      Amounts            Rate             Rate
                                  -----------------  -------------  -----------------
Fiscal Year Ended March 31:
  2009                               $  65,000,000          2.63%              4.34%
                                  =================  =============  =================


    Fair Value("out-of-the-money")   $  (1,119,000)            -                  -
                                  =================

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

    Certain quantitative market risk disclosures have changed since March 31, 2007 as a result of market fluctuations, movement in interest rates, a new capital lease obligation, and principal payments. The following table presents summarized market risk information (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):


                                                             March 31,       March 31,
                                                                2008            2007
                                                          --------------- ---------------
Fair Values:
  Fixed rate debt                                          $ 161,984,000   $ 179,933,000
  Variable rate debt                                         195,103,081     197,021,472
  Interest rate swap - "in-the-money" ("out-of-the-money")    (1,119,000)      1,301,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                  8.64%           8.65%
  Variable rate debt                                               5.38%           7.39%
  Interest rate swap receive rate                                  2.63%           4.95%
  Interest rate swap pay rate                                      4.34%           4.34%

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF NEBRASKA BOOK COMPANY, INC.

Report of Independent Registered Public Accounting Firm                       35

Consolidated Balance Sheets as of March 31, 2008 and March 31, 2007           36

Consolidated Statements of Operations for the Years Ended
March 31, 2008, 2007 and 2006                                                 37

Consolidated Statements of Stockholder's Equity for the Years Ended
March 31, 2008, 2007 and 2006                                                 38

Consolidated Statements of Cash Flows for the Years Ended
March 31, 2008, 2007 and 2006                                                 39

Notes to Consolidated Financial Statements                                    40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Nebraska Book Company, Inc.
Lincoln, Nebraska

    We have audited the accompanying consolidated balance sheets of Nebraska Book Company, Inc. (a wholly-owned subsidiary of NBC Acquisition Corp.) and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nebraska Book Company, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP

Lincoln, Nebraska
June 27, 2008

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------

                                                                 March 31,      March 31,
                                                                  2008            2007
                                                            ---------------  ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $  29,326,456    $  32,982,876
  Receivables, net                                              57,396,508       54,949,070
  Inventories                                                   99,011,087       94,548,706
  Deferred income taxes                                          6,058,093        5,261,114
  Prepaid expenses and other assets                              2,539,077        1,993,644
                                                            ---------------  ---------------
    Total current assets                                       194,331,221      189,735,410

PROPERTY AND EQUIPMENT, net of depreciation & amortization      45,066,180       43,078,109

GOODWILL                                                       320,367,273      311,606,364

IDENTIFIABLE INTANGIBLES, net of amortization                  134,809,217      139,824,716

DEBT ISSUE COSTS, net of amortization                            5,119,263        6,939,046

OTHER ASSETS                                                     2,394,267        4,303,947
                                                            ---------------  ---------------
                                                             $ 702,087,421    $ 695,487,592
                                                            ===============  ===============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $  28,631,029    $  28,505,138
  Accrued employee compensation and benefits                    12,100,640       14,213,001
  Accrued interest                                               1,778,937          710,800
  Accrued incentives                                             7,108,857        6,983,262
  Accrued expenses                                               3,172,122        2,334,239
  Income taxes payable                                             847,370        3,253,074
  Deferred revenue                                                 862,994          898,666
  Current maturities of long-term debt                           2,070,657        1,957,854
  Current maturities of capital lease obligations                  658,415          490,815
                                                            ---------------  ---------------
    Total current liabilities                                   57,231,021       59,346,849

LONG-TERM DEBT, net of current maturities                      368,363,176      370,433,831

CAPITAL LEASE OBLIGATIONS, net of current maturities             4,111,758        2,704,268

OTHER LONG-TERM LIABILITIES                                      4,467,504        2,983,350

DEFERRED INCOME TAXES                                           55,104,415       58,612,118

DUE TO PARENT                                                   16,970,151       16,733,279

COMMITMENTS (Note H)

STOCKHOLDER'S EQUITY:
  Common stock, voting, authorized 50,000 shares
  of $1.00 par value; issued and outstanding 100 shares                100              100
  Additional paid-in capital                                   138,087,705      138,017,229
  Retained earnings                                             58,499,591       46,043,568
  Accumulated other comprehensive income (loss)                   (748,000)         613,000
                                                            ---------------  ---------------
    Total stockholder's equity                                 195,839,396      184,673,897
                                                            ---------------  ---------------
                                                             $ 702,087,421    $ 695,487,592
                                                            ===============  ===============

See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------

                                                            Year Ended      Year Ended       Year Ended
                                                            March 31,        March 31,       March 31,
                                                               2008            2007             2006
                                                          --------------- ---------------  ---------------
REVENUES, net of returns                                   $ 581,247,786   $ 544,427,964    $ 420,107,899

COSTS OF SALES (exclusive of depreciation shown below)       354,139,474     332,443,991      250,914,049
                                                          --------------- ---------------  ---------------
  Gross profit                                               227,108,312     211,983,973      169,193,850

OPERATING EXPENSES:
  Selling, general and administrative                        157,193,426     143,095,625      107,990,817
  Closure of California Warehouse                                (36,057)        774,475                -
  Depreciation                                                 7,208,504       5,915,758        4,912,731
  Amortization                                                10,443,335       9,613,598        8,762,398
                                                          --------------- ---------------  ---------------
                                                             174,809,208     159,399,456      121,665,946
                                                          --------------- ---------------  ---------------
INCOME FROM OPERATIONS                                        52,299,104      52,584,517       47,527,904
                                                          --------------- ---------------  ---------------
OTHER EXPENSES (INCOME):
  Interest expense                                            33,559,239      33,135,537       29,395,142
  Interest income                                             (1,332,497)     (1,643,598)      (1,274,836)
  (Gain) Loss on derivative financial instrument                 198,000         225,000         (525,000)
                                                          --------------- ---------------  ---------------

                                                              32,424,742      31,716,939       27,595,306
                                                          --------------- ---------------  ---------------

INCOME BEFORE INCOME TAXES                                    19,874,362      20,867,578       19,932,598

INCOME TAX EXPENSE                                             7,418,339       8,256,092        7,691,105
                                                          --------------- ---------------  ---------------

NET INCOME                                                 $  12,456,023   $  12,611,486    $  12,241,493
                                                          =============== ===============  ===============


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        Accumulated
                                                        Additional                        Other
                                              Common      Paid-in       Retained       Comprehensive                  Comprehensive
                                              Stock       Capital       Earnings       Income (Loss)      Total          Income
                                             --------  -------------- --------------  --------------- --------------  --------------

BALANCE, April 1, 2005                         $ 100   $ 137,957,730    $21,190,589      $        -   $ 159,148,419

  Contributed capital                              -          44,368              -               -          44,368     $         -

  Net income                                       -               -     12,241,493               -      12,241,493      12,241,493

  Tax benefit arising from exercise of
  640 stock options                                -          20,000              -               -          20,000               -

  Other comprehensive income, net of taxes:

    Unrealized gain on interest rate swap
    agreement, net of taxes of $894,000            -               -              -       1,414,000       1,414,000       1,414,000

                                             --------  -------------- --------------  --------------  --------------  --------------
BALANCE, March 31, 2006                          100     138,022,098     33,432,082       1,414,000     172,868,280     $13,655,493
                                                                                                                      ==============

  Contributed capital                              -          (4,869)             -               -          (4,869)    $         -

  Net income                                       -               -     12,611,486               -      12,611,486      12,611,486

  Other comprehensive loss, net of taxes:

    Unrealized loss on interest rate swap
    agreement, net of taxes of $506,000            -               -              -        (801,000)       (801,000)       (801,000)

                                             --------  -------------- --------------  --------------  --------------  --------------
BALANCE, March 31, 2007                        $ 100   $ 138,017,229    $46,043,568      $  613,000   $ 184,673,897     $11,810,486
                                                                                                                      ==============

  Contributed capital                              -             (13)             -               -             (13)    $         -

  Net income                                       -               -     12,456,023               -      12,456,023      12,456,023

  Share-based compensation attributable to
   NBC Holdings Corp. stock options                -          70,489              -               -          70,489               -

  Other comprehensive loss, net of taxes:

    Unrealized loss on interest rate swap
    agreement, net of taxes of $861,000            -               -              -      (1,361,000)     (1,361,000)     (1,361,000)

                                             --------  -------------- --------------  --------------  --------------  --------------
BALANCE, March 31, 2008                        $ 100   $ 138,087,705    $58,499,591      $ (748,000)  $ 195,839,396     $11,095,023
                                             ========  ============== ==============  ==============  ==============  ==============



See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------

                                                                 Year Ended      Year Ended     Year Ended
                                                                 March 31,       March 31,      March 31,
                                                                    2008            2007           2006
                                                               --------------- -------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 12,456,023    $ 12,611,486   $ 12,241,493
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Share-based compensation                                        1,040,599         996,957              -
    Provision for losses on receivables                               468,007         834,442        231,497
    Depreciation                                                    7,208,504       5,915,758      4,912,731
    Amortization                                                   12,298,118      11,336,553     10,282,835
    (Gain) Loss on derivative financial instrument                    198,000         225,000       (525,000)
    (Gain) Loss on disposal of assets                                 284,891            (575)        90,263
    Deferred income taxes                                          (3,443,682)     (2,148,119)         3,539
    Changes in operating assets and liabilities,
    net of effect of acquisitions:
      Receivables                                                  (2,920,327)     (9,924,934)    (7,012,834)
      Inventories                                                  (1,425,783)     (3,566,490)        99,541
      Recoverable income taxes                                              -       1,438,819     (1,438,819)
      Prepaid expenses and other assets                              (545,433)       (219,494)    (1,017,502)
      Other assets                                                    490,219        (714,295)       396,569
      Accounts payable                                             (1,098,060)      5,123,589      3,351,602
      Accrued employee compensation and benefits                   (2,112,361)      2,617,465      1,895,832
      Accrued interest                                                (50,863)         24,069              -
      Accrued incentives                                              125,595        (576,234)      (201,800)
      Accrued expenses                                                837,883       1,226,030       (157,122)
      Income taxes payable                                         (2,405,704)      2,330,451       (538,161)
      Deferred revenue                                                (35,672)        184,243       (328,237)
      Other long-term liabilities                                    (506,193)       (282,140)       211,698
      Due to parent                                                   236,872          83,597         75,107
                                                               --------------- --------------- ---------------
        Net cash flows from operating activities                   21,100,633      27,516,178     22,573,232

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (7,260,909)     (6,543,074)    (7,311,694)
  Acquisitions, net of cash acquired                              (14,681,655)    (25,873,662)   (10,848,509)
  Proceeds from sale of property and equipment                         36,385         313,505         38,029
  Software development costs                                         (272,981)       (705,523)             -
                                                               --------------- --------------- ---------------
        Net cash flows from investing activities                  (22,179,160)    (32,808,754)   (18,122,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                  -      24,000,000              -
  Payment of financing costs                                                -        (964,774)      (248,813)
  Principal payments on long-term debt                             (1,957,852)     (3,821,172)    (1,832,143)
  Principal payments on capital lease obligations                    (624,910)       (390,205)      (260,920)
  Net decrease in revolving credit facility                                 -     (13,931,119)             -
  Capital contributions                                                 4,869               -         49,197
                                                               --------------- --------------- ---------------

        Net cash flows from financing activities                   (2,577,893)      4,892,730     (2,292,679)
                                                               --------------- --------------- ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (3,656,420)       (399,846)     2,158,379

CASH AND CASH EQUIVALENTS, Beginning of period                     32,982,876      33,382,722     31,224,343
                                                               --------------- --------------- ---------------
CASH AND CASH EQUIVALENTS, End of period                         $ 29,326,456    $ 32,982,876   $ 33,382,722
                                                               =============== =============== ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                     $ 31,755,319    $ 31,388,513   $ 27,874,705
    Income taxes                                                   13,030,853       6,551,344      9,589,439
  Noncash investing and financing activities:
    Property acquired through capital leases                     $  2,200,000    $  1,079,000   $          -
    Accumulated other comprehensive income (loss):
      Unrealized gain (loss) on interest rate
      swap agreement, net of income taxes                          (1,361,000)       (801,000)     1,414,000

      Deferred taxes resulting from unrealized
      gain (loss) on interest rate swap agreements                   (861,000)       (506,000)       894,000

  Tax benefit on exercise of stock options                                  -               -         20,000
  Other intangible agreement to be paid over three years            1,585,407               -              -
  Contingent consideration associated with bookstore acquisition      700,000               -              -


See notes to consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A.  NATURE OF OPERATIONS

     Nebraska Book Company, Inc. (the "Company") is a wholly-owned subsidiary of NBC Acquisition Corp. ("NBC"). Wholly-owned subsidiaries of Nebraska Book Company, Inc. include NBC Textbooks LLC and Net Textstore LLC (accounted for in the Company's Textbook Division), Specialty Books, Inc. (the Company's distance education business), and College Book Stores of America, Inc. ("CBA") (a portion of the Company's Bookstore Division representing a group of primarily contract-managed college bookstore locations acquired on May 1, 2006).

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

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting policies of the Company are as follows:

    PRINCIPLES OF CONSOLIDATION: Effective July 1, 2002, the Company's distance learning division was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. Effective January 1, 2005, the Company's textbook division was separately incorporated under the laws of the State of Delaware as NBC Textbooks LLC, a wholly-owned subsidiary of the Company. On May 1, 2006, the Company acquired all of the outstanding stock of CBA, an entity separately incorporated under the laws of the State of Illinois and now accounted for as a wholly-owned subsidiary of the Company. On April 24, 2007, the Company established Net Textstore LLC as a wholly-owned subsidiary separately incorporated under the laws of the State of Delaware. Subsequent to the date of incorporation or acquisition, the Company's financial statements have been presented on a consolidated basis to include all of the balances of Specialty Books, Inc., NBC Textbooks LLC, CBA and Net Textstore LLC, after elimination of all intercompany balances and transactions. In connection with their incorporation, Specialty Books, Inc., NBC Textbooks LLC, CBA and Net Textstore LLC have guaranteed payment and performance of obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes and Senior Credit Facility.

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

    SHIPPING AND HANDLING FEES AND COSTS: Amounts billed to a customer for shipping and handling have been classified as revenues in the consolidated statements of operations and approximated $5.7 million, $3.3 million and $3.2 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Shipping and handling costs are included in operating expenses in the consolidated statements of operations and approximated $9.9 million, $7.4 million and $7.4 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

    SALES TAX COLLECTIONS: Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for by the Company on a net basis, with no impact on revenues and any differences between amount collected and amount remitted being recorded in selling, general and administrative expenses.

    ADVERTISING: Advertising costs are expensed as incurred and approximated $7.3 million, $7.3 million and $5.9 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

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

    IDENTIFIABLE INTANGIBLES - DEVELOPED TECHNOLOGY: The Company's primary activities regarding the internal development of software revolve around its proprietary college bookstore information technology (PRISM and WinPRISM) and e-commerce technology (WebPRISM), which are used by the Company's Bookstore Division and also marketed to the general public. As this software developed internally is intended for both internal use and sale to external customers, the Company adheres to the guidance in Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED as required by Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE.

    Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company's proprietary college bookstore information technology and e-commerce technology are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized on a straight-line basis over the lesser of six years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted cash flows. There were no impairment losses recognized during the periods presented.

    Development costs also include the development of new software products and enhancements to existing software products used solely for internal purposes. Such costs are expensed until the preliminary project stage is completed and the project has been authorized by management, at which point subsequent costs are capitalized until the project is substantially complete and ready for its intended use. These costs, capitalization of which totaled $0.3 million and $0.7 million for the fiscal year ended March 31, 2008 and 2007, respectively, are amortized on a straight-line basis over a period of six years.

    Amortization of the capitalized costs associated with developed technology totaled $2.0 million, $1.9 million and $1.9 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

    IDENTIFIABLE INTANGIBLES - COVENANTS NOT TO COMPETE: The identifiable intangible asset for covenants not to compete represents the value assigned to such agreements, which are typically entered into with the owners of college bookstores acquired by the Company. This identifiable intangible is amortized on a straight-line basis over the term of the agreement, which ranges from 3 to 15 years.

    IDENTIFIABLE INTANGIBLES - CONTRACT-MANAGED ACQUISITION COSTS: The identifiable intangible asset for contract-managed acquisition costs generally represents payments made at the time of contract signing or renewal to institutions that contract with the Company to manage the on-campus bookstore. This identifiable intangible is amortized on a straight-line basis over the term of the agreements, which range from 1 to 15 years.

    IDENTIFIABLE INTANGIBLES - OTHER: The other identifiable intangible asset relates to an agreement whereby NBC agreed to pay $1.7 million over a period of 3 years to a software company in return for certain rights related to that company's products that are designed to enhance web-based sales. This identifiable intangible is amortized on a straight-line basis over the 3 year base term of the agreement.

    DEBT ISSUE COSTS: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Accumulated amortization of such costs as of March 31, 2008 and 2007 was approximately $6.7 million and $4.8 million, respectively.

    DERIVATIVE FINANCIAL INSTRUMENTS: Interest rate swap agreements are used by the Company to reduce exposure to fluctuations in the interest rates on its variable rate debt. Such agreements are recorded in the consolidated balance sheet at fair value. Changes in the fair value of the agreements are recorded in earnings or other comprehensive income (loss), based on whether the agreements are designated as part of the hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to the Company's variable rate debt.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2008 and 2007, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities, was approximately $357.1 million and $377.0 million as of March 31, 2008 and 2007, respectively, as determined by quoted market values and prevailing interest rates for similar debt issues. The fair value of the interest rate swap agreement, which was "out-of-the-money" and totaled a loss of $1.1 million as of March 31, 2008 and "in-the-money" and totaled a gain of $1.3 million as of March 31, 2007, is determined by calculating the net present value of estimated future payments between the Company and its counterparty.

    SHARE-BASED COMPENSATION: On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123R"). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure and recognize the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), and supersedes Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, thereby eliminating the intrinsic value method of accounting for share-based compensation by the Company for transactions occurring after March 31, 2006.

    The Company accounts for its share-based compensation arising from transactions occurring prior to April 1, 2006 under the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations utilizing the intrinsic value method. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for share-based employee compensation plans. For purposes of measuring share-based compensation, the Company is considered a nonpublic entity as defined in SFAS No. 123R. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting for options granted prior to April 1, 2006 and used the minimum value method for pro forma disclosure of the impact of SFAS No. 123 prior to the adoption of SFAS No. 123R.

    NONVESTED STOCK: Under the NBC Holdings Corp. 2005 Restricted Stock Plan, 4,200 shares of NBC Holdings Corp. capital stock may be and were issued on March 31, 2006 for $0.01 per share to certain officers and directors of the Company. Certain restrictions limit the sale or transfer of these shares (as more fully described in Note M to the consolidated financial statements). Such shares are subject to both call rights on behalf of NBC Holdings Corp. and put rights on behalf of the officers and directors once vested (as more fully described in Note M to the consolidated financial statements). The shares vest on September 30, 2010 (the "vesting date"). Due to the existence of the put rights, share-based compensation will be recognized from March 31, 2006 until the vesting date and recorded as "other long-term liabilities" in the consolidated balance sheets.

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

    The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY TO INCOME TAXES" (FIN 48) on April 1, 2007. Under FIN 48, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the tax returns that do not meet these recognition and measurement standards. The adoption of FIN 48 had no impact on the Company's consolidated financial statements. Although the statute of limitations varies by state, generally starting with fiscal year 2003, tax years remain open and subject to examination by either the Internal Revenue Service or a number of states where the Company does business. Interest and penalties associated with underpayments of income taxes are classified in the consolidated statements of operations as income tax expense.

    COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes net income and other comprehensive income (losses). Other comprehensive income (losses) consists of unrealized gains (losses) on the interest rate swap agreement, net of taxes.

    ACCOUNTING STANDARDS NOT YET ADOPTED: In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (AN AMENDMENT OF FASB STATEMENT NO. 133). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement becomes effective in fiscal year 2010. The Company's present interest rate swap agreement expires on September 30, 2008; however, the current disclosure format will need to be expanded (particularly as it relates to the specific components of gains and losses on derivative instruments) if derivative instruments are used in the future.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS and SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS No. 141 (revised 2007) requires that direct costs associated with an acquisition be expensed as incurred. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Included in SFAS No. 160 is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. These Statements become effective for the Company in fiscal year 2010. Management has not yet determined if SFAS No. 141 (revised 2007) will have a material impact on its consolidated financial statements. SFAS No. 160 is not expected to have a material impact on the Company's consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby mitigating volatility in reported earnings caused by measuring related assets and liabilities differently. The Company did not adopt any provisions of this Statement, which became effective for the Company in fiscal year 2009.

    In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement has been subsequently amended by FASB Staff Position No.'s 157-1 and 157-2 to exclude lease classification or measurement (except in certain instances) from the scope of SFAS No. 157 and to defer the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities. This Statement becomes effective for the Company partially in fiscal year 2009 and partially in fiscal year 2010. Management has not yet determined if the Statement will have a material impact on its consolidated financial statements.

C.  RECEIVABLES

    Receivables are summarized as follows:

                                                            March 31,
                                                 -------------------------------
                                                      2008             2007
                                                 --------------  ---------------
Trade receivables, less allowance for doubtful
accounts of $1,033,360 and $1,100,360 at
March 31, 2008 and 2007, respectively             $ 24,992,495     $ 27,836,739
Receivables from book publishers for returns        25,096,497       20,875,916
Advances for book buy-backs                          3,773,634        4,855,202
Other                                                3,533,882        1,381,213
                                                 --------------  ---------------
                                                  $ 57,396,508     $ 54,949,070
                                                 ==============  ===============

   Trade receivables include the effect of estimated product returns. The amount of estimated product returns at March 31, 2008 and 2007 was $5.3 million and $5.0 million, respectively.

D.  INVENTORIES

    Inventories are summarized as follows:

                                                     March 31,
                                         -------------------------------------
                                               2008                2007
                                         -----------------   -----------------
Bookstore Division                           $ 65,769,314        $ 61,297,777
Textbook Division                              30,575,106          30,323,636
Complementary Services Division                 2,666,667           2,927,293
                                         -----------------   -----------------
                                             $ 99,011,087        $ 94,548,706
                                         =================   =================

    Textbook Division inventories include the effect of estimated product returns. The amount of estimated product returns at March 31, 2008 and 2007 was $2.4 million and $2.3 million, respectively.

    General and administrative costs associated with the storage and handling of inventory approximated $10.4 million and $10.8 million for the fiscal years ended March 31, 2008 and 2007, respectively, of which $2.4 million and $2.5 million was capitalized into inventory at March 31, 2008 and 2007, respectively.

E.  PROPERTY AND EQUIPMENT

    A summary of the cost of property and equipment follows:

                                                            March 31,
                                                 -------------------------------
                                                      2008             2007
                                                 --------------  ---------------
Land                                              $  3,565,382     $  3,565,382
Buildings and improvements                          25,028,868       21,956,795
Leasehold improvements                              10,376,770        8,962,778
Furniture and fixtures                              13,750,380       12,269,822
Information systems                                 12,831,900       10,713,109
Automobiles and trucks                                 234,620          221,046
Machinery                                              374,074          357,241
Projects in process                                  1,282,801          705,735
                                                 --------------  ---------------
                                                    67,444,795       58,751,908
Less:  Accumulated depreciation & amortization     (22,378,615)     (15,673,799)
                                                 --------------  ---------------
                                                  $ 45,066,180     $ 43,078,109
                                                 ==============  ===============

F.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES

    As discussed in Note A, on March 4, 2004, Weston Presidio acquired the controlling interest in NBC through a series of steps which resulted in Weston Presidio owning a substantial majority of NBC's common stock. The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to NBC and the Company as of the date of the transaction. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair values, as determined in part using an independent third-party appraisal. The allocation of the excess purchase price included establishing identifiable intangibles for customer relationships of $114.8 million and tradename of $31.3 million; adjusting the carrying value of developed technology at March 4, 2004 to a fair value of $11.4 million; and adjusting the carrying value of goodwill at March 4, 2004 to a fair value of $269.1 million, of which $25.3 million is deductible for income tax purposes. The weighted-average amortization period for the identifiable intangibles subject to amortization is 18.7 years, including 20 years for customer relationships and 6 years for developed technology.

    For the fiscal year ended March 31, 2008, 20 bookstore locations were acquired in 14 separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $14.3 million, of which $8.8 million was assigned to tax-deductible goodwill, $1.9 million was assigned to covenants not to compete with amortization periods of three years, and $0.6 million was assigned to contract-managed acquisition costs with amortization periods of up to five years. Included in the total purchase price, net of cash acquired, is $0.7 million of contingent consideration associated with one of the bookstores acquired, which will be paid to the previous owner on a monthly basis and is calculated as a percentage of revenues generated by the acquired bookstore each month. Payments of contingent consideration totaled $41,219 for the fiscal year ended March 31, 2008.

    The Company also incurred $0.7 million in contract-managed acquisition costs with amortization periods of up to ten years associated with the renewal of 12 contract-managed locations during the fiscal year ended March 31, 2008.

    Effective September 1, 2007, the Company entered into an agreement whereby it agreed to pay $1.7 million over a period of 3 years to a software company in return for certain rights related to that company's products that are designed to enhance web-based sales. This other identifiable intangible is being amortized on a straight-line basis over the 3 year base term of the agreement. The asset and corresponding liability were recorded based upon the present value of the future payments assuming an imputed interest rate of 6.7%, resulting in a discount of $0.1 million which will be recorded as interest expense over the base term of the agreement utilizing the effective interest method of accounting.

    On May 1, 2006, the Company acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of CBA. The total purchase price, net of cash acquired, of this stock acquisition was $18.8 million, of which $15.5 million was assigned to non tax-deductible goodwill, $0.6 million was assigned to covenants not to compete with amortization periods of up to fifteen years, and $1.0 million was assigned to contract-managed acquisition costs with amortization periods of up to eight years. Additionally, for the fiscal year ended March 31, 2007, another 17 bookstore locations were acquired in 16 separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $6.4 million, of which $3.1 million was assigned to tax-deductible goodwill, $0.5 million was assigned to covenants not to compete with amortization periods of three years, and $0.4 million was assigned to contract-managed acquisition costs with amortization periods of up to four years. Finally, the Company incurred $0.6 million in contract-managed acquisition costs with amortization periods of up to eleven years associated with renewals of certain contract-managed locations during the fiscal year ended March 31, 2007.

    The changes in the carrying amount of goodwill, in total and by reportable segment, are as follows:


                                  Bookstore      Corporate
                                  Division     Administration       Total
                               -------------- ----------------  ---------------
Balance, April 1, 2006          $ 23,987,967    $ 269,061,875    $ 293,049,842

  Additions to goodwill:

    Bookstore acquisitions        18,556,522                -       18,556,522

                               -------------- ----------------  ---------------
Balance, March 31, 2007           42,544,489      269,061,875      311,606,364

  Additions to goodwill:

    Bookstore acquisitions         8,760,909                -        8,760,909

                               -------------- ----------------  ---------------
Balance, March 31, 2008         $ 51,305,398    $ 269,061,875    $ 320,367,273
                               ============== ================  ===============

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

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

                                                          March 31, 2008
                                        ------------------------------------------------
                                            Gross                             Net
                                           Carrying        Accumulated      Carrying
                                            Amount         Amortization      Amount
                                        ---------------  --------------- ---------------
 Customer relationships                  $ 114,830,000    $ (23,444,140)   $ 91,385,860
 Developed technology                       12,452,254       (7,950,631)      4,501,623
 Covenants not to compete                    7,451,032       (3,546,939)      3,904,093
 Contract-managed acquisition costs          3,652,771       (1,232,261)      2,420,510
 Other                                       1,585,407         (308,276)      1,277,131
                                        ---------------  --------------- ---------------
                                         $ 139,971,464    $ (36,482,247)  $ 103,489,217
                                        ===============  =============== ===============

                                                       March 31, 2007
                                        ------------------------------------------------
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
                                        ===============  =============== ===============

    Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

                                                               Amortization
                                                                 Expense
                                                             -----------------

Fiscal year ended March 31, 2008                                 $ 10,443,335
Fiscal year ended March 31, 2007                                    9,613,598
Fiscal year ended March 31, 2006                                    8,762,398

Estimated amortization expense for the fiscal years ending
March 31:
  2009                                                           $ 10,799,000
  2010                                                              9,990,000
  2011                                                              7,055,000
  2012                                                              6,249,000
  2013                                                              6,047,000

    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000. The tradename was determined to have an indefinite life based on the Company's current intentions. The Company periodically reviews the underlying factors relative to this intangible asset. If factors were to change that would indicate the need to assign a definite life to this asset, the Company would do so and commence amortization.

G.  LONG-TERM DEBT

    Details regarding each of the instruments of indebtedness of the Company are provided in the following table:

                                                                             March 31,
                                                                    -------------------------------
                                                                         2008           2007
                                                                    -------------- ----------------
Term Loan due March 4, 2011, principal and interest payments due quarterly, interest accrues at a floating rate based on Eurodollar rate plus an applicable margin percent (5.13% and 7.83%, as reset
on March 31, 2008 and March 30, 2007, respectively)                  $195,103,081     $197,021,472

Senior Subordinated Notes, unsecured, principal due on
March 15, 2012, interest  payments accrue at a fixed
rate of 8.625% and are payable semi-annually on
March 15 and September 15 beginning September 15, 2004                175,000,000      175,000,000

Mortgage note payable with an insurance company assumed
with the acquisition of a bookstore facility, due
December 1, 2013, monthly payments of $6,446 including
interest at 10.75%                                                        330,752          370,213
                                                                    --------------    -------------
                                                                      370,433,833      372,391,685

Less current maturities of long-term debt                              (2,070,657)      (1,957,854)

                                                                    --------------    -------------
Long-term debt                                                       $368,363,176     $370,433,831
                                                                    ==============    =============

    Indebtedness at March 31, 2008 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to the Company through a syndicate of lenders, consisting of a $204.0 million term loan (the "Term Loan", which includes both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and an $85.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes"), and other indebtedness. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $85.0 million. The calculated borrowing base at March 31, 2008 was $50.2 million. The Revolving Credit Facility was unused at March 31, 2008.

    The interest rate on the Term Loan is Prime plus an applicable margin of up to 1.5% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.5%. The Revolving Credit Facility interest rate is Prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Revolving Credit Facility for the fiscal years ended March 31, 2008 and 2007 were $15.2 million and $15.7 million at an average rate of 8.8% and 9.2%, respectively.

    The Senior Credit Facility is collateralized by substantially all of the assets of the Company and NBC. Additionally, NBC has guaranteed the prompt and complete payment and performance of the Company's obligations under the Senior Credit Facility. The Senior Credit Facility also stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently amended on March 30, 2007 and most recently restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. There was no excess cash flow obligation for the fiscal years ended March 31, 2008 and 2007.

    The Senior Credit Facility requires the Company to maintain certain financial ratios and contains a number of other covenants that among other things, restrict the ability to incur additional indebtedness, dispose of assets, make capital expenditures, make loans or advances and pay dividends, except that, among other things, the Company may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by NBC. The Company was compliant with such covenants at March 31, 2008.

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

    Effective March 30, 2007, certain amendments were made to the Credit Agreement to, among other things, increase the Revolving Credit Facility from $65.0 million to $85.0 million and modify the definition of EBITDA to exclude certain one time charges, recorded in fiscal year 2007, for purposes of the debt covenant calculations. The additional availability of borrowings under the Revolving Credit Facility allow for the continued pursuit of opportunities to expand the Company's chain of bookstores across the country. The modifications to the Credit Agreement resulted in the payment of $0.2 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the Revolving Credit Facility.

    Effective April 26, 2006, certain amendments were made to the Credit Agreement to allow for the acquisition of CBA, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility from $50.0 million to $65.0 million, and amending certain restrictions and financial covenants. The additional Term Loan borrowings were used to help finance the purchase of all of CBA's outstanding stock, repay CBA's outstanding long-term bank indebtedness, and provide funding for the payment of transaction costs and other liabilities associated with the acquisition. CBA's long-term bank indebtedness, revolving credit facility balance, and the corresponding accrued interest repaid on May 1, 2006 totaled $14.4 million. The modifications to the Credit Agreement resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments.

    At March 31, 2008, the aggregate maturities of long-term debt for the next five fiscal years were as follows:

   Fiscal
   Year
-----------

   2009                 $  2,070,657
   2010                    2,075,617
   2011                  191,104,012
   2012                  175,060,548
   2013                       67,387

H.  LEASES AND OTHER COMMITMENTS

    The Company has 7 bookstore facility leases classified as capital leases. These leases expire at various dates through fiscal year 2018 and contain options to renew for periods of up to ten years. Capitalized leased property included in property and equipment was $4.1 million at March 31, 2008, net of accumulated depreciation.

    The Company also leases bookstore facilities and data processing equipment under noncancelable operating leases expiring at various dates through fiscal year 2022, many of which contain options to renew for periods of up to ten years. Certain of the leases are based on a percentage of sales, ranging from 0.0% to 14.6%.

    Future minimum capital lease payments and aggregate minimum lease payments under noncancelable operating leases for the fiscal years ending March 31 are as follows:

                                                  Capital       Operating
Fiscal Year                                       Leases         Leases
-----------                                    ------------- -------------
2009                                            $ 1,039,335  $ 17,854,000
2010                                              1,155,450    14,855,000
2011                                              1,174,565    12,286,000
2012                                                764,607     9,991,000
2013                                                529,923     7,219,000
Thereafter                                        1,658,407    18,229,000
                                               ------------- -------------
Total minimum lease payments                      6,322,287  $ 80,434,000
                                                             =============
Less amount representing interest at 9.3%        (1,552,114)
                                               -------------
Present value of minimum lease payments           4,770,173
Less obligations due within one year               (658,415)
                                               -------------
Long-term obligations                           $ 4,111,758
                                               =============

    Total rent expense for the fiscal years ended March 31, 2008, 2007 and 2006 was $29.7 million, $26.5 million and $17.1 million, respectively. Percentage rent expense for the fiscal years ended March 31, 2008, 2007 and 2006 was approximately $9.3 million, $8.4 million and $2.6 million, respectively.

I.  DERIVATIVE FINANCIAL INSTRUMENTS

    SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company uses derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments on its variable rate debt.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company has a three-year amortizing interest rate swap agreement whereby a portion of the variable rate Term Loan is converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement expires on September 30, 2008. Notional amounts under the agreement were reduced periodically until reaching $130.0 million. General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                                              March 31,
                                                         2008           2007
                                                    ------------- -------------
Total indebtedness outstanding                      $ 375,204,006 $ 375,586,768

Term Loan subject to Eurodollar fluctuations          195,103,081   197,021,472

Notional amount under swap agreement                  130,000,000   140,000,000

Fixed interest rate indebtedness                      180,100,925   178,565,296

Variable interest rate, including applicable margin:
  Term Loan                                                 5.13%         7.83%

    Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge instrument as the following criteria were met:

     (1) Formal documentation of the hedging relationship and the Company's risk management objective and strategy for undertaking the hedge were in place.

     (2) The interest rate swap agreement was expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to the Term Loan.

    The Company estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of March 31, 2008. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

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

    In accordance with the Company's Risk Management Policy, the current interest rate swap agreement was intended as a hedge against certain future interest payments under the Term Loan from the agreement's inception on July 15, 2005. However, formal documentation designating the interest rate swap agreement as a hedge against certain future interest payments under the Term Loan was not put in place until September 30, 2005 (the effective date of the interest rate swap agreement). As a result, the interest rate swap agreement did not qualify as a cash flow hedge until September 30, 2005. Accordingly, the $0.7 million increase in the fair value of the interest rate swap agreement from inception to September 30, 2005 was recognized in earnings as a "gain on derivative financial instruments". Changes in the fair value of this portion of the interest rate swap agreement are also recognized as a "gain (loss) on derivative financial instruments" in the consolidated statements of operations. Subsequent to September 30, 2005, the change in fair value of a September 30, 2005 hypothetical swap is recorded, net of income taxes, in "accumulated other comprehensive income (loss)" in the consolidated balance sheets. Changes in the fair value of the interest rate swap agreement are reflected in the consolidated statements of cash flows as either "gain (loss) on derivative financial instruments" or as "noncash investing and financing activities".

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

                                              Fiscal Year Ended   Fiscal Year Ended  Fiscal Year Ended
                                                  March 31,           March 31,          March 31,
                                                    2008                2007               2006
                                              ------------------  ------------------ -----------------
Balance Sheet Components:
  Other assets (Accrued interest) - fair
  value of swap agreement                          $ (1,119,000)        $ 1,301,000       $ 2,833,000

  Deferred income taxes                                 433,473            (503,975)       (1,097,433)
                                              ------------------  ------------------ -----------------
                                                   $   (685,527)        $   797,025       $ 1,735,567
                                              ==================  ================== =================

Portion of Agreement Subsequent to
September 30, 2005 Hedge Designation:
  Increase (Decrease) in fair value
  of swap agreement                                $ (2,222,000)       $ (1,307,000)      $ 2,308,000

Portion of Agreement Prior to
September 30, 2005 Hedge Designation:
  Increase (Decrease) in fair
  value of swap agreement                              (198,000)           (225,000)          525,000

J.  INCOME TAXES

    The provision (benefit) for income taxes consists of:

              Fiscal Year Ended  Fiscal Year Ended  Fiscal Year Ended
                  March 31,          March 31,          March 31,
                    2008               2007               2006
             ------------------ ------------------ ------------------
Current:
  Federal          $ 9,375,591     $    8,964,579       $  7,715,245
  State              1,486,430          1,439,632            (27,679)
Deferred            (3,443,682)        (2,148,119)             3,539
             ------------------ ------------------ ------------------
                   $ 7,418,339     $    8,256,092       $  7,691,105
             ================== ================== ==================

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

    The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before income taxes:

                        Fiscal Year Ended  Fiscal Year Ended  Fiscal Year Ended
                            March 31,          March 31,          March 31,
                              2008               2007               2006
                        ----------------- ------------------ ------------------
Statutory rate                35.0%              35.0%              35.0%
State income tax effect        1.0                3.8                3.8
Meals and entertainment        1.0                0.8                0.8
Other                          0.3                  -               (1.0)
                        ----------------- ------------------ ------------------
                              37.3%              39.6%              38.6%
                        ================= ================== ==================

    The decline in the state income tax effect in fiscal year 2008 is attributable to $0.8 million in state income tax benefits recorded in conjunction with a State of Nebraska tax incentive program based upon employment and investment growth ("LB775"). This program offers income tax credits, sales tax refunds and property tax exemptions to companies who make investments that meet minimum levels of investment and employment. The state income tax benefits recorded in fiscal year 2008 represent estimated credits earned as of March 31, 2008 which are projected to be applied against Nebraska state income taxes during fiscal years 2006 through 2019.

    The components of the deferred tax assets (liabilities) consist of the following:

                                                          March 31,
                                                    2008             2007
                                              ---------------- ---------------
Deferred income tax assets (liabilities),
current:
  Vacation accruals                            $    1,022,517   $     893,582
  Inventories                                         642,910         547,979
  Allowance for doubtful accounts                     400,298         426,252
  Product returns                                   1,104,107       1,033,719
  Incentive programs                                2,730,654       2,672,741
  Interest rate swap agreement                        433,473               -
  Other                                              (275,866)       (313,159)
                                              ---------------- ---------------
                                                    6,058,093       5,261,114
                                              ---------------- ---------------
Deferred income tax assets (liabilities),
noncurrent:
  Deferred compensation agreements                    133,014         123,140
  Goodwill amortization                            (6,793,181)     (4,874,676)
  Covenants not to compete                          1,180,890         933,564
  Identifiable intangibles                        (49,160,579)    (52,111,204)
  Property and equipment                           (1,130,263)     (1,593,541)
  Interest rate swap agreement                              -        (503,975)
  Other                                               665,704        (585,426)
                                              ---------------- ---------------
                                                  (55,104,415)    (58,612,118)
                                              ---------------- ---------------
                                               $  (49,046,322)  $ (53,351,004)
                                              ================ ===============

     The Company had no unrecognized tax benefits as of March 31, 2008 and 2007. Interest and penalties were $8,211 and $54,099, respectively, for the fiscal year ended March 31, 2008; $2,615 and $6,892, respectively, for the fiscal year ended March 31, 2007; and $2,067 and $3,964, respectively, for the fiscal year ended March 31, 2006.

K.  RETIREMENT PLANS

    The Company participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a Company matching feature (100% of the employee's contribution up to 5% of their total compensation). The Company's contributions for the fiscal years ended March 31, 2008, 2007 and 2006 were $2.1 million, $2.0 million and $1.4 million, respectively.

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

L. DEFERRED COMPENSATION

    The Company has a non-qualified deferred compensation plan for selected employees. This plan allows participants to voluntarily elect to defer portions of their current compensation. The amounts can be distributed upon either death or voluntary/involuntary resignation or termination. Interest is accrued at the Prime rate adjusted semi-annually on January 1 and July 1 and is compounded as of March 31. The liability for the deferred compensation is included in other long-term liabilities and totaled $0.3 million as of March 31, 2008 and 2007.

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

    2004 STOCK OPTION PLAN - This plan, established by NBC Holdings Corp., provides for the granting of options to purchase 81,306 shares of NBC Holdings Corp. capital stock to selected employees, officers, and employee directors of NBC and its affiliates. Additional shares may be issued upon changes in the capitalization of NBC and upon approval of a committee designated by NBC's Board of Directors ("the Committee"). All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. This plan provides for the granting of options at the discretion of the Committee. Vesting schedules of options may vary and are determined at the time of grant by the Committee. Subject to certain exceptions, stock options granted under this plan are to be granted at an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2008, there were no options available for grant under this plan.

    No share-based compensation expense was recognized at the time of grant for the options granted to employees prior to April 1, 2007, as the exercise price was greater than or equal to the estimated fair value (including a discount for the holder's minority interest position and illiquidity of NBC Holdings Corp.'s capital stock) of NBC Holdings Corp.'s capital stock on the date of grant.

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

    Specific information regarding share-based compensation for stock options granted after March 31, 2007 is presented in the following table:

Stock Options Granted October 12, 2007:

  General information:

    Grant date calculated fair value per option                   $    38.23

    Shares at March 31, 2008:
      Vested                                                           1,229
      Nonvested                                                        3,688
                                                                 ---------------
        Total                                                          4,917
                                                                 ===============

    Unrecognized share-based compensation
    at March 31, 2008                                             $  117,483

    Period over which unrecognized share-based
    compensation will be realized (in years) at March 31, 2008           2.5

Financial information:
                                                                  Fiscal Year
                                                                 Ended March 31,
                                                                      2008
                                                                ----------------

  Consolidated Statement of Operations:

    Share-based compensation                                      $   70,489
    Deferred tax benefit                                              27,305

  Other Required Disclosures:

    Total calculated fair value of shares vested
    during the period                                             $   46,993

    A summary of the Company's share-based compensation activity related to stock options vested or expected to vest for the 2004 Stock Option Plan is as follows:

                                                   Fiscal Year Ended
                                                        March 31,
                                                          2008
                                                 ------------------------
                                                               Weighted-
                                                               Average
                                                              Exercise
                                                   Number       Price
                                                 ----------- ------------

2004 Stock Option Plan:
  Outstanding - beginning of year                    75,749     $ 111.83
  Granted                                             4,917       205.00
  Exercised or converted                                  -            -
  Forfeited                                               -            -
  Expired                                                 -            -
                                                 ----------- ------------
  Outstanding - end of year                          80,666     $ 117.51
                                                 =========== ============

  Exercisable - end of year                          73,481     $ 111.10
                                                 =========== ============

                                          2004 Stock Option Plan
                            ----------------------------------------------------
                                  Outstanding                 Exercisable
                            -------------------------- -------------------------
                                          Weighted-                 Weighted-
                                           Average                   Average
                                          Remaining                 Remaining
                                         Contractual               Contractual
                               Number     Term (Yrs)     Number     Term (Yrs)
                            ----------- -------------- ---------- --------------
March 31, 2008:
  Exercise price of $52.47      26,628            5.9     26,628            5.9
  Exercise price of $106        11,760            5.9     11,760            5.9
  Exercise price of $146        10,750            5.9     10,750            5.9
  Exercise price of $160        26,611            7.1     23,114            7.1
  Exercise price of $205         4,917            9.5      1,229            9.5
                            ----------- -------------- ---------- --------------
                                80,666            6.5     73,481            6.3
                            =========== ============== ========== ==============

    2005 RESTRICTED STOCK PLAN - This plan provides for the issuance of shares of nonvested stock to individuals determined by NBC Holdings Corp.'s Board of Directors. Any shares issued under the plan are subject to restrictions on transferability and a right of NBC Holdings Corp. to re-acquire such shares at less than their then fair market value under certain conditions.

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

    In connection with the NBC Holdings Corp. 2005 Restricted Stock Plan, the Company also entered into a Restricted Stock Special Bonus Agreement (the "SBA") with each Officer. Each SBA provides for the payment of a cash bonus to the Officer within 30 days following the Vesting Date based upon certain criteria (the "Special Bonus"). If the Officer is still employed by the Company on that date, or has been terminated without "cause" (as defined in the SBA) following a Change of Control (as defined in the SBA) prior to that date, the amount is calculated as effectively $1.0 million less the fair market value of his nonvested stock, subject to certain adjustments. If, prior to the Vesting Date, the Officer has been terminated without cause prior to a Change in Control, the amount of the Special Bonus is adjusted based on the number of days from March 31, 2006 to the date of termination as a percentage of the number of days from March 31, 2006 to the Vesting Date, subject to certain adjustments. In either case, the Special Bonus will not be paid if such payment is restricted or limited by the Company's debt covenants or the Company's Credit Agreement. The SBA also provides that in the event of payment of the Special Bonus, the Company will pay an additional cash bonus to the Officer in an amount sufficient to reimburse the Officer for any federal, state and local taxes related to the Special Bonus and this additional bonus itself.

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

    Due to the put rights on behalf of the Officers, share-based compensation is re-measured at the end of each reporting period and recognized to a minimum of $3.0 million plus anticipated cash bonuses to be paid to reimburse the Officers for any federal, state and local taxes thereon from the date of issuance of the nonvested stock until September 30, 2010 and is recorded as "other long-term liabilities" in the consolidated balance sheets and as selling, general and administrative expenses in the consolidated statements of operations. No additional nonvested shares have been issued nor have any of the 4,200 nonvested shares vested or been forfeited since the original issuance on March 31, 2006.

    In re-measuring share-based compensation at the end of each reporting period, the Company recognizes to the greater of (a) the minimum compensation benefits associated with the nonvested shares or (b) the estimated fair value of such shares. As of March 31, 2008, the minimum compensation benefits exceed the estimated fair value of the nonvested shares and are thus used as the basis for recording share-based compensation. Fair value is estimated utilizing a methodology which is consistent with the transaction-based method under the market approach described in the AICPA Audit and Accounting Practice Aid Series, VALUATION OF PRIVATELY-HELD-COMPANY EQUITY SECURITIES (the "Practice Aid"). This methodology is consistent with the approaches that have been used in all four arms-length negotiated transactions involving NBC's common stock since 1995, including the last transaction on March 4, 2004 and includes the following steps: (a) the determination of an estimated enterprise value using a multiple of EBITDA; (b) the enterprise value is reduced by outstanding debt to derive an equity value; and (c) the equity value is then divided by outstanding common stock and common stock equivalents to arrive at an estimated equity value per share. As NBC Holdings Corp.'s common stock is not publicly traded and the nonvested shares represent a minority interest position, the estimated equity value per share is discounted for these factors to arrive at the fair value of the nonvested shares. The factors to be considered in performing a valuation as outlined in the Practice Aid, as well as the risks outlined in this Annual Report on Form 10-K and other factors, impact the selection of the EBITDA multiple used in the previously mentioned valuation methodology. As these factors and risks change, their impact on the valuation methodology is also considered. The Company does not believe that the results of a contemporaneous valuation by an unrelated valuation specialist would provide more reliable evidence of valuation compared to the current methodology, given its consistent application in all four arms-length negotiated transactions involving NBC's common stock over the past thirteen years. Specific information regarding nonvested stock share-based compensation is presented in the following table:

                                            Fiscal Years Ended March 31,
                                               2008             2007
                                          --------------- ----------------
NONVESTED STOCK:
  Valuation methodology                       Minimum         Minimum
                                           Compensation    Compensation
  Share-based compensation:
    Recognized:
      Value of nonvested shares              $   666,666      $   666,667
      Reimbursement for taxes                    303,444          330,290
                                          --------------- ----------------
        Total                                $   970,110      $   996,957
                                          =============== ================
    Unrecognized:
      Value of nonvested shares              $ 1,666,667      $ 2,333,333
      Reimbursement for taxes                    839,618        1,180,357
                                          --------------- ----------------
        Total                                $ 2,506,285      $ 3,513,690
                                          =============== ================

  Deferred tax benefit                       $   375,797      $   125,880

  Period over which unrecognized
  share-based compensation will be
  realized (in years)                                2.5              3.5

    During fiscal year 2006, the Company also recognized $0.5 million for bonuses intended to reimburse the Officers for the federal, state and local taxes related to the issuance of the 4,200 shares at $0.01 per share and this cash bonus.

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

    EBITDA is the measure of segment profit or loss used by the Chief Executive Officer (chief operating decision maker) in making decisions about resources to be allocated to operating segments and assessing operating segment performance.

    The following table provides selected information about profit or loss (excluding the impact of the Company's interdivisional administrative fee - see Note Q, Condensed Consolidating Financial Information, to the consolidated financial statements) and assets on a segment basis:

                                                                                Complementary
                                                Bookstore        Textbook         Services
                                                 Division        Division         Division         Total
                                              -------------------------------- --------------- ---------------
Fiscal year ended March 31, 2008:
  External customer revenues                   $ 452,992,078     $ 99,584,957    $ 28,670,751   $ 581,247,786
  Intersegment revenues                            1,382,795       40,100,078       5,701,472      47,184,345
  Depreciation and amortization expense            7,908,134        6,096,196       2,614,015      16,618,345
  Earnings before interest, taxes,
  depreciation, and amortization (EBITDA)         45,941,624       33,731,382       1,558,414      81,231,420
  Total assets                                   186,707,038      137,629,109      21,639,502     345,975,649

Fiscal year ended March 31, 2007:
  External customer revenues                   $ 417,112,526    $ 100,486,178    $ 26,829,260   $ 544,427,964
  Intersegment revenues                            1,364,087       35,312,214       5,386,046      42,062,347
  Depreciation and amortization expense            6,395,788        6,077,021       2,570,654      15,043,463
  Earnings before interest, taxes,
  depreciation, and amortization (EBITDA)         44,511,202       32,210,010       2,716,144      79,437,356
  Total assets                                   164,948,074      145,870,214      24,616,067     335,434,355

Fiscal year ended March 31, 2006:
  External customer revenues                   $ 290,690,410    $ 106,368,601    $ 23,048,888   $ 420,107,899
  Intersegment revenues                            1,419,670       26,187,339       3,632,976      31,239,985
  Depreciation and amortization expense            4,549,556        6,059,222       2,629,303      13,238,081
  Earnings before interest, taxes,
  depreciation, and amortization (EBITDA)         36,056,380       31,938,743       1,220,529      69,215,652
  Total assets                                   102,688,796      151,703,016      22,991,336     277,383,148


    The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements:

                                                                 Fiscal Year Ended March 31,
                                                             2008              2007            2006
                                                        ---------------  --------------- ---------------
Revenues:
  Total for reportable segments                          $ 628,432,131    $ 586,490,311   $ 451,347,884
  Elimination of intersegment revenues                     (47,184,345)     (42,062,347)    (31,239,985)
                                                        ---------------  --------------- ---------------
    Consolidated total                                   $ 581,247,786    $ 544,427,964   $ 420,107,899
                                                        ===============  =============== ===============

Depreciation and Amortization Expense:
  Total for reportable segments                          $  16,618,345    $  15,043,463   $  13,238,081
  Corporate Administration                                   1,033,494          485,893         437,048
                                                        ---------------  --------------- ---------------
    Consolidated total                                   $  17,651,839    $  15,529,356   $  13,675,129
                                                        ===============  =============== ===============

Income Before Income Taxes:
  Total EBITDA for reportable segments                   $  81,231,420    $  79,437,356   $  69,215,652
  Corporate Administration EBITDA loss (including
  interdivision profit elimination)                        (11,280,477)     (11,323,483)     (8,012,619)
                                                        ---------------  --------------- ---------------
                                                            69,950,943       68,113,873      61,203,033
Depreciation and amortization                              (17,651,839)     (15,529,356)    (13,675,129)
                                                        ---------------  --------------- ---------------
  Consolidated income from operations                       52,299,104       52,584,517      47,527,904
Interest and other expenses, net                           (32,424,742)     (31,716,939)    (27,595,306)
                                                        ---------------  --------------- ---------------
  Consolidated income before income taxes                $  19,874,362    $  20,867,578   $  19,932,598
                                                        ===============  =============== ===============

                                                           March 31,        March 31,        March 31,
                                                             2008             2007             2006
                                                        ---------------  --------------- ---------------
Total Assets:
  Total for reportable segments                          $ 345,975,649    $ 335,434,355   $ 277,383,148
  Assets not allocated to segments:
    Cash and cash equivalents                               12,110,876       20,180,524      26,806,386
    Receivables, net                                        19,490,619       13,985,140      13,868,221
    Recoverable income taxes                                         -                -       1,438,819
    Deferred income taxes                                    1,901,092        1,290,113       1,102,002
    Prepaid expenses and other assets                        2,259,681        1,791,710       1,559,788
    Property and equipment, net                             12,017,331       12,453,302      11,664,269
    Goodwill                                               269,061,875      269,061,875     269,061,875
    Identifiable intangibles, net                           33,347,263       31,968,596      31,320,000
    Debt issue costs, net                                    5,119,263        6,939,046       7,697,227
    Other assets                                               803,772        2,382,931       3,444,595
                                                        ---------------  --------------- ---------------
    Consolidated total                                   $ 702,087,421    $ 695,487,592   $ 645,346,330
                                                        ===============  =============== ===============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

O.  RELATED PARTY TRANSACTIONS

    There were no dividends declared and paid by the Company to NBC during the fiscal years ended March 31, 2008, 2007 and 2006.

P.  CLOSURE OF CALIFORNIA WAREHOUSE

    On August 9, 2006, in response to a review of the efficiency and effectiveness of its warehouses, the Company announced plans to close its warehouse facility located in Cypress, California and eliminate 33 positions. The facility closed effective October 27, 2006, and these positions were eliminated at that time. A group of 17 other employees were offered, and 16 employees accepted, positions to remain with the Company as Account Service Representatives, continuing to service the Company's customers. Closure activities were completed in fiscal year 2007. Payments of one-time termination benefits were completed in April of 2008. Details regarding the warehouse closure and its impact on the Textbook Division are outlined below:


                                      Fiscal Year Ended
                                          March 31,
                                           2007 (1)
                                      ------------------
Costs of Closure:
  One-time termination benefits               $ 473,000

  Costs to terminate contracts                  189,000

  Costs of consolidation/relocation             112,475
                                      ------------------
                                              $ 774,475
                                      ==================

                                           Balance,      Costs Incurred                                    Balance,
                                           April 1,        and Charged       Costs                        March 31,
                                             2006          to Expense     Paid/Settled  Adjustments (2)    2007 (1)
                                      ------------------ --------------- -------------- ---------------- ------------
Liability Reconciliation:
  One-time termination benefits               $       -       $ 473,000    $ (232,840)     $         -     $ 240,160

  Costs to terminate contracts                        -         372,000      (189,000)        (183,000)            -

  Costs of consolidation/relocation                   -         112,475      (112,475)               -             -
                                      ------------------ --------------- -------------- ---------------- ------------
                                              $       -       $ 957,475    $ (534,315)      $ (183,000)    $ 240,160
                                      ================== =============== ============== ================ ============

     (1) One-time termination benefits, costs to terminate a contract, and costs of consolidation/relocation are included in "accounts payable" in the consolidated balance sheets until paid. In the consolidated statements of operations, such costs are separately identified as part of "income from operations".

     (2) The landlord identified a new tenant for the warehouse space, resulting in early termination of the lease on March 31, 2007 that differs from original expectation at time of warehouse closing on October 27, 2006.

    One-time termination benefits paid in fiscal year 2008 totaled $0.2 million, resulting in an adjustment of $36,057 to reduce the liability for one-time termination benefits to $2,855 at March 31, 2008 (the final payout of $2,855 was made in April of 2008).

Q.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    On April 24, 2007, the Company established Net Textstore LLC as a wholly-owned subsidiary separately incorporated under the laws of the State of Delaware. On May 1, 2006, the Company acquired all of the outstanding stock of CBA, an entity separately incorporated under the laws of the State of Illinois and now accounted for as a wholly-owned subsidiary of the Company. Effective January 1, 2005, the Company's textbook division was separately formed under the laws of the State of Delaware as NBC Textbooks LLC, a wholly-owned subsidiary of the Company. Effective July 1, 2002, the Company's distance education business was separately incorporated under the laws of the State of Delaware as Specialty

Books, Inc., a wholly-owned subsidiary of the Company. In connection with their incorporation, Net Textstore LLC, CBA, NBC Textbooks LLC and Specialty Books, Inc. have unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of the Company's obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes. Net Textstore LLC, CBA, NBC Textbooks LLC and Specialty Books, Inc. are also a party to the Guarantee and Collateral Agreement related to the Senior Credit Facility. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (Nebraska Book Company, Inc.), subsidiary guarantors (Net Textstore LLC (from April 24, 2007), CBA (from May 1, 2006), NBC Textbooks LLC and Specialty Books, Inc.), consolidating eliminations, and consolidated totals.

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2008
----------------------------------------------------------------------------------------------------------------------

                                                         Nebraska
                                                           Book         Subsidiary                     Consolidated
                                                        Company, Inc.   Guarantors     Eliminations       Totals
                                                       ------------------------------ --------------- ----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $  23,588,130   $   5,738,326  $            -    $  29,326,456
  Receivables, net                                        50,231,144      35,404,082     (28,238,718)      57,396,508
  Inventories                                             54,029,013      44,982,074               -       99,011,087
  Deferred income taxes                                    1,901,092       4,157,001               -        6,058,093
  Prepaid expenses and other assets                        2,259,681         279,396               -        2,539,077
                                                       --------------  -------------- --------------- ----------------
    Total current assets                                 132,009,060      90,560,879     (28,238,718)     194,331,221

PROPERTY AND EQUIPMENT, net                               39,757,056       5,309,124               -       45,066,180

GOODWILL                                                 304,831,164      15,536,109               -      320,367,273

IDENTIFIABLE INTANGIBLES, NET                             46,586,976      88,222,241               -      134,809,217

INVESTMENT IN SUBSIDIARIES                               131,583,301               -    (131,583,301)               -

OTHER ASSETS                                               6,750,356         763,174               -        7,513,530
                                                       --------------  -------------- --------------- ----------------
                                                       $ 661,517,913   $ 200,391,527  $ (159,822,019)   $ 702,087,421
                                                       ==============  ============== =============== ================
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $  32,282,516   $  24,587,231  $  (28,238,718)   $  28,631,029
  Accrued employee compensation and benefits               8,963,654       3,136,986               -       12,100,640
  Accrued interest                                         1,778,937               -               -        1,778,937
  Accrued incentives                                          59,736       7,049,121               -        7,108,857
  Accrued expenses                                         2,843,900         328,222               -        3,172,122
  Income taxes payable                                      (121,296)        968,666               -          847,370
  Deferred revenue                                           862,994               -               -          862,994
  Current maturities of long-term debt                     2,070,657               -               -        2,070,657
  Current maturities of capital lease obligations            658,415               -               -          658,415
                                                       --------------  -------------- --------------- ----------------
    Total current liabilities                             49,399,513      36,070,226     (28,238,718)      57,231,021

LONG-TERM DEBT, net of current maturities                368,363,176               -               -      368,363,176

CAPITAL LEASE OBLIGATIONS, net of current maturities       4,111,758               -               -        4,111,758

OTHER LONG-TERM LIABILITIES                                4,387,504          80,000               -        4,467,504

DEFERRED INCOME TAXES                                     22,446,415      32,658,000               -       55,104,415

DUE TO PARENT                                             16,970,151               -               -       16,970,151

COMMITMENTS

STOCKHOLDER'S EQUITY                                     195,839,396     131,583,301    (131,583,301)     195,839,396
                                                       --------------  -------------- --------------- ----------------
                                                       $ 661,517,913   $ 200,391,527  $ (159,822,019)   $ 702,087,421
                                                       ==============  ============== =============== ================


NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2007
----------------------------------------------------------------------------------------------------------------------------

                                                                Nebraska
                                                                  Book        Subsidiary                      Consolidated
                                                              Company, Inc.   Guarantors      Eliminations       Totals
                                                              -------------- --------------  --------------  ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $  28,626,228   $  4,356,648    $           -   $  32,982,876
  Receivables, net                                               55,952,988     30,465,246      (31,469,164)     54,949,070
  Inventories                                                    48,650,104     45,898,602                -      94,548,706
  Deferred income taxes                                           1,290,113      3,971,001                -       5,261,114
  Prepaid expenses and other assets                               1,778,265        215,379                -       1,993,644
                                                              -------------- --------------  --------------- ---------------
    Total current assets                                        136,297,698     84,906,876      (31,469,164)    189,735,410

PROPERTY AND EQUIPMENT, net                                      36,695,453      6,382,656                -      43,078,109

GOODWILL                                                        296,070,255     15,536,109                -     311,606,364

IDENTIFIABLE INTANGIBLES, NET                                    46,102,524     93,722,192                -     139,824,716

INVESTMENT IN SUBSIDIARIES                                      115,974,467              -     (115,974,467)              -

OTHER ASSETS                                                     10,349,127        893,866                -      11,242,993
                                                              -------------- --------------  --------------- ---------------
                                                              $ 641,489,524  $ 201,441,699    $(147,443,631)  $ 695,487,592
                                                              ============== ==============  =============== ===============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $  20,987,108   $ 38,987,194    $ (31,469,164)  $  28,505,138
  Accrued employee compensation and benefits                     10,965,774      3,247,227                -      14,213,001
  Accrued interest                                                  710,800              -                -         710,800
  Accrued incentives                                                 83,641      6,899,621                -       6,983,262
  Accrued expenses                                                1,994,079        340,160                -       2,334,239
  Income taxes payable                                            2,613,044        640,030                -       3,253,074
  Deferred revenue                                                  898,666              -                -         898,666
  Current maturities of long-term debt                            1,957,854              -                -       1,957,854
  Current maturities of capital lease obligations                   490,815              -                -         490,815
                                                              -------------- --------------  --------------- ---------------
    Total current liabilities                                    40,701,781     50,114,232      (31,469,164)     59,346,849

LONG-TERM DEBT, net of current maturities                       370,433,831              -                -     370,433,831

CAPITAL LEASE OBLIGATIONS, net of current maturities              2,704,268              -                -       2,704,268

OTHER LONG-TERM LIABILITIES                                       2,898,350         85,000                -       2,983,350

DEFERRED INCOME TAXES                                            23,344,118     35,268,000                -      58,612,118

DUE TO PARENT                                                    16,733,279              -                -      16,733,279

COMMITMENTS

STOCKHOLDER'S EQUITY                                            184,673,897    115,974,467     (115,974,467)    184,673,897
                                                              -------------- --------------  --------------- ---------------
                                                              $ 641,489,524  $ 201,441,699    $(147,443,631)  $ 695,487,592
                                                              ============== ==============  =============== ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED MARCH 31, 2008
-------------------------------------------------------------------------------------------------------------------------

                                                            Nebraska
                                                              Book         Subsidiary                      Consolidated
                                                          Company, Inc.    Guarantors     Eliminations        Totals
                                                         --------------- --------------- ---------------  ---------------
REVENUES, net of returns                                  $ 381,697,820   $ 240,155,652   $ (40,605,686)   $ 581,247,786

COSTS OF SALES (exclusive of depreciation shown below)      240,688,980     156,028,070     (42,577,576)     354,139,474
                                                         --------------- --------------- ---------------  ---------------

  Gross profit                                              141,008,840      84,127,582       1,971,890      227,108,312

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                       108,050,482      47,171,054       1,971,890      157,193,426
  Closure of California Warehouse                                     -         (36,057)              -          (36,057)
  Depreciation                                                5,676,303       1,532,201               -        7,208,504
  Amortization                                                4,511,635       5,931,700               -       10,443,335
  Intercompany administrative fee                            (4,838,800)      4,838,800               -                -
  Equity in earnings of subsidiaries                        (15,608,834)              -      15,608,834                -
                                                         --------------- --------------- ---------------  ---------------
                                                             97,790,786      59,437,698      17,580,724      174,809,208
                                                         --------------- --------------- ---------------  ---------------
INCOME FROM OPERATIONS                                       43,218,054      24,689,884     (15,608,834)      52,299,104
                                                         --------------- --------------- ---------------  ---------------

OTHER EXPENSES (INCOME):
  Interest expense                                           33,559,239               -               -       33,559,239
  Interest income                                            (1,287,547)        (44,950)              -       (1,332,497)
  Loss on derivative financial instrument                       198,000               -               -          198,000
                                                         --------------- --------------- ---------------  ---------------
                                                             32,469,692         (44,950)              -       32,424,742
                                                         --------------- --------------- ---------------  ---------------

INCOME BEFORE INCOME TAXES                                   10,748,362      24,734,834     (15,608,834)      19,874,362

INCOME TAX EXPENSE (BENEFIT)                                 (1,707,661)      9,126,000               -        7,418,339
                                                         --------------- --------------- ---------------  ---------------
NET INCOME                                                $ 12,456,023    $  15,608,834   $ (15,608,834)   $  12,456,023
                                                         =============== =============== ===============  ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED MARCH 31, 2007
-------------------------------------------------------------------------------------------------------------------------

                                                           Nebraska
                                                             Book          Subsidiary                      Consolidated
                                                         Company, Inc.     Guarantors     Eliminations        Totals
                                                        -------------------------------- ---------------  ---------------
REVENUES, net of returns                                 $ 344,250,733    $ 235,668,504   $ (35,491,273)   $ 544,427,964

COSTS OF SALES (exclusive of depreciation shown below)     215,799,510      154,760,028     (38,115,547)     332,443,991
                                                        ---------------  --------------- ---------------  ---------------
  Gross profit                                             128,451,223       80,908,476       2,624,274      211,983,973

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                       96,426,536       44,044,815       2,624,274      143,095,625
  Closure of California Warehouse                                    -          774,475               -          774,475
  Depreciation                                               4,553,736        1,362,022               -        5,915,758
  Amortization                                               3,778,990        5,834,608               -        9,613,598
  Intercompany administrative fee                           (3,933,600)       3,933,600               -                -
  Equity in earnings of subsidiary                         (17,075,676)               -      17,075,676                -
                                                        ---------------  --------------- ---------------  ---------------
                                                            83,749,986       55,949,520      19,699,950      159,399,456
                                                        ---------------  --------------- ---------------  ---------------
INCOME FROM OPERATIONS                                      44,701,237       24,958,956     (17,075,676)      52,584,517
                                                        ---------------  --------------- ---------------  ---------------

OTHER EXPENSES (INCOME):
  Interest expense                                          33,113,297           22,240               -       33,135,537
  Interest income                                           (1,593,838)         (49,760)              -       (1,643,598)
  Loss on derivative financial instrument                      225,000                -               -          225,000
                                                        ---------------  --------------- ---------------  ---------------
                                                            31,744,459          (27,520)              -       31,716,939
                                                        ---------------  --------------- ---------------  ---------------

INCOME BEFORE INCOME TAXES                                  12,956,778       24,986,476     (17,075,676)      20,867,578

INCOME TAX EXPENSE                                             345,292        7,910,800               -        8,256,092
                                                        ---------------  --------------- ---------------  ---------------
NET INCOME                                               $  12,611,486    $  17,075,676   $ (17,075,676)   $  12,611,486
                                                        ===============  =============== ===============  ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED MARCH 31, 2006
-----------------------------------------------------------------------------------------------------------------------

                                                          Nebraska
                                                            Book         Subsidiary                      Consolidated
                                                        Company, Inc.    Guarantors     Eliminations        Totals
                                                       ------------------------------- ---------------  ---------------
REVENUES, net of returns                                $ 302,622,642   $ 143,672,596   $ (26,187,339)   $ 420,107,899

COSTS OF SALES (exclusive of depreciation shown below)    190,955,283      88,281,774     (28,323,008)     250,914,049
                                                       --------------- --------------- ---------------  ---------------
  Gross profit                                            111,667,359      55,390,822       2,135,669      169,193,850

OPERATING EXPENSES (INCOME):
  Selling, general and administrative                      82,044,955      23,810,193       2,135,669      107,990,817
  Depreciation                                              4,123,221         789,510               -        4,912,731
  Amortization                                              3,330,946       5,431,452               -        8,762,398
  Intercompany administrative fee                          (3,697,200)      3,697,200               -                -
  Equity in earnings of subsidiary                        (13,351,103)              -      13,351,103                -
                                                       --------------- --------------- ---------------  ---------------
                                                           72,450,819      33,728,355      15,486,772      121,665,946
                                                       --------------- --------------- ---------------  ---------------

INCOME FROM OPERATIONS                                     39,216,540      21,662,467     (13,351,103)      47,527,904
                                                       --------------- --------------- ---------------  ---------------

OTHER EXPENSES (INCOME):
  Interest expense                                         29,395,142               -               -       29,395,142
  Interest income                                          (1,274,836)              -               -       (1,274,836)
  Gain on derivative financial instrument                    (525,000)              -               -         (525,000)
                                                       --------------- --------------- ---------------  ---------------
                                                           27,595,306               -               -       27,595,306
                                                       --------------- --------------- ---------------  ---------------

INCOME BEFORE INCOME TAXES                                 11,621,234      21,662,467     (13,351,103)      19,932,598

INCOME TAX EXPENSE (BENEFIT)                                 (620,259)      8,311,364               -        7,691,105
                                                       --------------- --------------- ---------------  ---------------
NET INCOME                                              $  12,241,493   $  13,351,103   $ (13,351,103)   $  12,241,493
                                                       =============== =============== ===============  ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2008
-----------------------------------------------------------------------------------------------------------------


                                                         Nebraska
                                                           Book        Subsidiary                  Consolidated
                                                       Company, Inc.   Guarantors    Eliminations     Totals
                                                      --------------- ------------  ------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                   $ 18,644,826    $ 2,455,807    $        -   $  21,100,633

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (6,607,380)      (690,551)       37,022      (7,260,909)
  Acquisitions, net of cash acquired                    (14,246,655)      (435,000)            -     (14,681,655)
  Proceeds from sale of property and equipment               21,985         51,422       (37,022)         36,385
  Software development costs                               (272,981)             -             -        (272,981)
                                                      --------------  ------------- ------------- ---------------
    Net cash flows from investing activities            (21,105,031)    (1,074,129)            -     (22,179,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                   (1,957,852)             -             -      (1,957,852)
  Principal payments on capital lease obligations          (624,910)             -             -        (624,910)
  Net increase in revolving credit facility                       -              -             -               -
  Capital contributions                                       4,869              -             -           4,869
                                                      --------------  ------------- ------------- ---------------
    Net cash flows from financing activities             (2,577,893)             -             -      (2,577,893)
                                                      --------------  ------------- ------------- ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (5,038,098)     1,381,678             -      (3,656,420)

CASH AND CASH EQUIVALENTS, Beginning of period           28,626,228      4,356,648             -      32,982,876
                                                      --------------  ------------- ------------- ---------------
CASH AND CASH EQUIVALENTS, End of period               $ 23,588,130    $ 5,738,326    $        -   $  29,326,456
                                                      ==============  ============= ============= ===============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2007
-----------------------------------------------------------------------------------------------------------------------


                                                            Nebraska
                                                              Book        Subsidiary                   Consolidated
                                                          Company, Inc.   Guarantors    Eliminations      Totals
                                                         --------------  -------------- -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES                      $ 27,434,996     $    81,182    $        -    $ 27,516,178

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (4,770,795)     (1,772,279)            -      (6,543,074)
  Acquisitions, net of cash acquired                       (25,200,030)       (673,632)            -     (25,873,662)
  Proceeds from sale of property and equipment                 107,100         206,405             -         313,505
  Software development costs                                  (705,523)              -             -        (705,523)
  Cash acquired in acquisition of subsidiary guarantor      (3,087,617)      3,087,617             -               -
                                                         --------------  -------------- -------------  --------------
    Net cash flows from investing activities               (33,656,865)        848,111             -     (32,808,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                  24,000,000               -             -      24,000,000
  Payment of financing costs                                  (964,774)              -             -        (964,774)
  Principal payments on long-term debt                      (3,411,172)       (410,000)            -      (3,821,172)
  Principal payments on capital lease obligations             (390,205)              -             -        (390,205)
  Intercompany financing activity                          (14,341,119)     14,341,119             -               -
  Net decrease in revolving credit facility                          -     (13,931,119)            -     (13,931,119)
                                                         --------------  -------------- -------------  --------------
    Net cash flows from financing activities                 4,892,730               -             -       4,892,730
                                                         --------------  -------------- -------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,329,139)        929,293             -        (399,846)

CASH AND CASH EQUIVALENTS, Beginning of period              29,955,367       3,427,355             -      33,382,722
                                                         --------------  -------------- -------------  --------------
CASH AND CASH EQUIVALENTS, End of period                  $ 28,626,228     $ 4,356,648    $        -    $ 32,982,876
                                                         ==============  ============== =============  ==============

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2006
------------------------------------------------------------------------------------------------------------


                                                    Nebraska
                                                      Book        Subsidiary                  Consolidated
                                                  Company, Inc.   Guarantors    Eliminations     Totals
                                                  -------------  -------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES               $ 20,939,334   $ 1,633,898    $         -   $ 22,573,232

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (6,642,990)     (668,704)             -     (7,311,694)
  Acquisitions, net of cash acquired                (10,848,509)            -              -    (10,848,509)
  Proceeds from sale of property and equipment           38,029             -              -         38,029
                                                  -------------- -------------  ------------- --------------
    Net cash flows from investing activities        (17,453,470)     (668,704)             -    (18,122,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                           (248,813)            -              -       (248,813)
  Principal payments on long-term debt               (1,832,143)            -              -     (1,832,143)
  Principal payments on capital lease obligations      (260,920)            -              -       (260,920)
  Capital contributions                                  49,197             -              -         49,197
                                                  -------------- ------------- -------------- --------------
    Net cash flows from financing activities         (2,292,679)            -              -     (2,292,679)
                                                  -------------- -------------  ------------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             1,193,185       965,194              -      2,158,379

CASH AND CASH EQUIVALENTS, Beginning of period       28,762,182     2,462,161              -     31,224,343
                                                  -------------- -------------  ------------- --------------

CASH AND CASH EQUIVALENTS, End of period           $ 29,955,367   $ 3,427,355    $         -   $ 33,382,722
                                                  ============== =============  ============= ==============

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

    None.


                        ITEM 9A. CONTROLS AND PROCEDURES.

    (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

    (b) MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING:

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our assessment we believe that, as of March 31, 2008, the Company's internal control over financial reporting was effective.


        /s/  Mark W. Oppegard               /s/  Alan G. Siemek
        ----------------------------------  ------------------------------------
        Mark W. Oppegard                    Alan G. Siemek
        Chief Executive Officer, President  Chief Financial Officer, Senior Vice
        and Director                        President of Finance
        June 26, 2008                       and Administration, Treasurer and
                                            Assistant Secretary
                                            June 26, 2008

    (c) ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

    (d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. Except for changes made in preparation for our first management report on internal control over financial reporting included herein, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           ITEM 9B. OTHER INFORMATION.

    The Company is not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but is filing this Annual Report on Form 10-K on a voluntary basis.

                                    PART III

        ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

    The members of our Board of Directors and senior executive officers and their ages are as follows:

         NAME           AGE                  POSITION
         ----           ---                  --------
   Mark L. Bono         48   Director
   R. Sean Honey        37   Director
   Mark W. Oppegard     58   Chief Executive Officer, President and Director
   Barry S. Major       51   Chief Operating Officer and Director
   Alan G. Siemek       48   Chief Financial Officer, Senior Vice President of
                             Finance and Administration, Treasurer, and
                             Assistant Secretary
   Robert A. Rupe       60   Senior Vice President - Bookstore Division
   Michael J. Kelly     50   Senior Vice President - Textbook Division
   Larry R. Rempe       60   Senior Vice President - Complementary Services

   The business experience, principal occupation and employment as well as the periods of service of each of our directors and senior executive officers during the last five fiscal years are set forth below.

    MARK L. BONO became a Director of ours and NBC upon the consummation of the Weston Presidio Transaction in fiscal year 2003. Mr. Bono joined Weston Presidio in 1999 and is a member of the general partners of the Weston Funds. Prior to 1999, Mr. Bono served in various positions at Tucker Anthony, an investment banking firm, including Managing Director and Co-Head of Mergers and Acquisitions. Mr. Bono also serves as a Director of Trimark Sportswear Group, Summit Energy, Herbal Science and Rockwood.

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

    MARK W. OPPEGARD has served in the college bookstore industry for 38 years (all of which have been with us) and became our Chief Executive Officer and President/Chief Executive Officer, Secretary and a Director of NBC on February 13, 1998. Additionally, Mr. Oppegard has served as our President since 1992 and as our Director since 1995. Prior to 1998, Mr. Oppegard served as Vice President, Secretary, Assistant Treasurer and a Director of NBC between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions with us, including Vice President of the Bookstore Division.

    BARRY S. MAJOR, who has served in the college bookstore industry for 9 years (all of which have been with us), was named our Chief Operating Officer in January, 1999, and upon consummation of the March 4, 2004 Transaction, was also named our Director and NBC's Director.

    ALAN G. SIEMEK, who has served in the college bookstore industry for 9 years (all of which have been with us), was named our Senior Vice President of Finance and Administration in April, 2001. Mr. Siemek has also served as our Chief Financial Officer, Treasurer and Assistant Secretary and Vice President and Treasurer of NBC since July, 1999.

    ROBERT A. RUPE, who has served in the college bookstore industry for 7 years (all of which have been with us), was named Senior Vice President of the Bookstore Division in April, 2001.

    MICHAEL J. KELLY, who has served in the college bookstore industry for 8 years (all of which have been with us), was named Senior Vice President of the Textbook Division in April, 2005. Prior to April, 2005, Mr. Kelly served as Senior Vice President of Distance Learning/Marketing Services and Other Complementary Services from August, 2001 to March, 2005 and as Vice President of e-commerce from November, 1999 to July, 2001.

    LARRY R. REMPE has served in the college bookstore industry for 22 years (all of which have been with us) and was named Senior Vice President of Complementary Services in April, 2005. Prior to April, 2005, Mr. Rempe served as Vice President of Information Systems since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc., a holding company that owned us until 1995.

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

CODE OF ETHICS

    We have adopted a written code of ethics for our principal executive officer and senior financial officers as required by the United States Securities and Exchange Commission under Section 406 of the Sarbanes-Oxley Act of 2002. The code sets forth written standards to deter wrongdoing and promote honest and ethical conduct, accurate and timely disclosure in reports and documents, compliance with applicable governmental laws and regulations, prompt internal reporting of violations of the code, and accountability for adherence to the code.

                        ITEM 11. EXECUTIVE COMPENSATION.

    The following tables and paragraphs provide information concerning compensation paid by us for the last three fiscal years to our Chief Executive Officer, Chief Financial Officer, and three other most highly compensated senior executive officers (each, an "Executive") earning in excess of $100,000 in total compensation as defined in Regulation S-K, subpart 229.402(a)(3), including compensation discussion and analysis, summary compensation table, grants of plan-based awards, employment agreements, outstanding equity awards, nonqualified deferred compensation, potential payments upon termination or change in control, compensation of directors, compensation committee interlocks and insider participation, and compensation committee report.

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

     3) STOCK OPTION AND OTHER EQUITY AWARDS. We use nonqualified stock options and other equity awards to incent the Executives to remain with us and to maximize long-term value for our shareholders. We have generally awarded stock options on an annual basis to each Executive based upon informal performance measures. Generally, we must achieve at least 93% of the budgeted EBITDA before options are granted. Messrs. Bono and Honey receive a recommendation from our chief executive officer regarding the number of stock options to be granted to each Executive and then adjust such recommendation as they consider appropriate. In addition, in March 2006, upon the approval of the entire Board of Directors, our chief executive officer, chief financial officer, and chief operating officer were each issued 1,400 shares of nonvested stock for $0.01 per share. This issuance of shares was designed to incent those named Executives to remain with us until at least September 30, 2010. Since this issuance of nonvested stock, these named Executives have not received any further grants of stock options.

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

SUMMARY COMPENSATION TABLE

    The table presented below summarizes compensation to each Executive for the last three fiscal years:

                                                             Summary Compensation Table
                                                                                             Change in
                                                                                             Nonqualified
                                                                                              Deferred         (3)
                                     Fiscal                          Stock       Option     Compensation    All Other
     Name and Principal Position      Year     Salary     Bonus     Awards (1)   Awards (2)    Earnings    Compensation    Total
----------------------------------  -------  ---------- ---------- ----------- ------------ ------------- ------------- ---------
Mark W. Oppegard - Chief
Executive Officer, President,
and Director                          2008   $ 295,006   $ 76,000    $ 323,370      $     -      $ 5,439     $ 11,502   $ 711,317
                                      2007     295,006    195,000      332,319            -        4,374       11,516     838,215
                                      2006     295,007          -            -            -        1,446      171,016     467,469
Alan G. Siemek - Chief
Financial Officer, Senior
Vice President of Finance
and Administration, Treasurer,
and Assistant Secretary               2008     209,690     25,000      323,370            -            -       11,502     569,562
                                      2007     202,766    144,000      332,319            -            -       11,180     690,265
                                      2006     197,773          -            -            -            -      170,680     368,453

Barry S. Major - Chief
Operating Officer and Director        2008     279,691     73,000      323,370            -            -       11,502     687,563
                                      2007     272,770    189,000      332,319            -            -       11,180     805,269
                                      2006     267,775          -            -            -            -      170,680     438,455

Robert A. Rupe - Senior
Vice President - Bookstore Division   2008     222,926     40,000            -       12,429            -       11,502     286,857
                                      2007     188,307    130,000            -            -            -       11,431     329,738
                                      2006     174,445     30,000            -            -            -       11,016     215,461

Michael J. Kelly - Senior
Vice President - Textbook Division    2008     199,771     50,000            -       10,035            -       11,502     271,308
                                      2007     194,846     80,000            -            -            -        9,922     284,768
                                      2006     190,784          -            -            -            -       10,680     201,464


     (1) Represents share-based compensation recognized in connection with the 1,400 shares of nonvested stock issued to each of Messrs. Oppegard, Siemek, and Major on March 31, 2006. Share-based compensation is being recognized from the date of issuance of the nonvested stock through September 30, 2010. See Note M of the notes to the consolidated financial statements in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (2) The assumptions underlying share-based compensation recognized in connection with the options granted in fiscal year 2008 are outlined in Note M of the notes to the consolidated financial statements in
          Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. There were no stock options granted in fiscal year 2007. As further discussed in Note B of the notes to the consolidated financial statements in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, options granted prior to April 1, 2006 are accounted for under the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations utilizing the intrinsic value method. Under this method, share-based compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No share-based compensation was recognized in conjunction with such grants.

     (3) All other compensation consists of the following components: (a) in fiscal year 2006, bonuses of $160,000 intended to reimburse each of Messrs. Oppegard, Siemek, and Major for the federal, state and local taxes related to the March 31, 2006 issuance of nonvested stock and this cash bonus; (b) matching contributions to the NBC Retirement Plan; and (c) life insurance premiums paid by us on the Executive's behalf.

GRANTS OF PLAN-BASED AWARDS

    The following table provides information concerning each grant of an award to an Executive in the last completed fiscal year:

                                                        All Other
                                                     Option Awards:   Exercise     Grant
                                                       Number of       or Base   Date Fair
                                                       Securities     Price of   Value of
                                            Grant      Underlying      Option     Option
                Name                        Date        Options        Awards     Awards
------------------------------------------------------------------------------------------
Mark W. Oppegard - Chief
Executive Officer, President,
and Director                                   -               -      $   -    $     -

Alan G. Siemek - Chief
Financial Officer, Senior
Vice President of Finance
and Adminisaration, Treasurer,
and Assistant Secretary                        -               -          -          -

Barry S. Major - Chief
Operating Officer and Director                 -               -          -          -

Robert A. Rupe - Senior
Vice President - Bookstore Division   10/12/2007             867        205     33,145

Michael J. Kelly - Senior
Vice President - Textbook Division    10/12/2007             700        205     26,760

    The exercise price of the options granted under the 2004 Stock Option Plan approximated the estimated fair value at the date of grant of the shares underlying such options. The estimated fair value of the shares underlying such options was determined utilizing the methodology described in Note M of the notes to the consolidated financial statements in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE- EMPLOYMENT AGREEMENTS

   We have employment agreements with each of the Executives. As amended, such agreements (the "Employment Agreements") with the previously mentioned Executives provide for (1) an annual base salary, (2) incentive compensation based upon the attainment of financial objectives, and (3) customary fringe benefits. The salaries of the Executives are approximately as follows: Mr. Oppegard, $295,000 per annum; Mr. Siemek, $214,000 per annum; Mr. Major, $284,000 per annum; Mr. Rupe, $230,000 per annum; and Mr. Kelly, $203,000 per annum. Each of the Employment Agreements provides that their term will be automatically extended from year to year, unless terminated upon specified notice by either party.

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

OUTSTANDING EQUITY AWARDS

     The following table provides information concerning outstanding equity awards held by each Executive:

             Outstanding Equity Awards at March 31, 2008

                                              Option Awards                                          Stock Awards
                            ---------------------------------------------------  ---------------------------------------------------
                                                                                                                          Equity
                                                                                                           Equity        Incentive
                                                                                                          Incentive    Plan Awards:
                                                                                              Market     Plan Awards:    Market or
                                               (1)                                Number     Value of     Number of    Payout Value
                              Number          Number                             of Shares   Shares or    Unearned      of Unearned
                           of Securities   of Securities                         or Units    Units of    Shares, Units Shares, Units
                             Underlying      Underlying                           of Stock      Stock      or Other       or Other
                            Unexercised    Unexercised     Option     Option       That        That      Rights That    Rights That
                             Options -      Options -     Exercise  Expiration   Have Not    Have Not     Have Not       Have Not
              Name           Exercisable    Unexercisable   Price       Date      Vested (2) Vested (3)   Vested (2)     Vested (4)
----------------------------------------   -------------  --------- -----------  ---------  -----------  ------------  -------------
Mark W. Oppegard - Chief
Executive Officer, President,
and Director                     5,950             -     $ 52.47      3/4/2014
                                 2,675             -      106.00      3/4/2014
                                 2,200             -      146.00      3/4/2014
                                 1,963             -      160.00     11/9/2014
                                                                                      623     $ 655,689          777     $ 835,428

Alan G. Siemek - Chief
Financial Officer, Senior
Vice President of Finance
and Administration,
Treasurer, and Assistant
Secretary                        4,728             -       52.47      3/4/2014
                                 1,375             -      106.00      3/4/2014
                                 1,375             -      146.00      3/4/2014
                                 1,885             -      160.00     11/9/2014
                                                                                      623       655,689          777       835,428

Barry S. Major - Chief
Operating Officer and Director   4,780             -       52.47      3/4/2014
                                 2,500             -      106.00      3/4/2014
                                 2,050             -      146.00      3/4/2014
                                 1,963             -      160.00     11/9/2014
                                                                                      623       655,689          777       835,428

Robert A. Rupe - Senior
Vice President - Bookstore
Division                         1,375             -       52.47      3/4/2014
                                 1,250             -      106.00      3/4/2014
                                 1,175             -      146.00      3/4/2014
                                 1,700             -      160.00     11/9/2014
                                 1,800           600      160.00     8/29/2015
                                   885           295      160.00     3/30/2016
                                   217           650      205.00    10/12/2017

Michael J. Kelly - Senior
Vice President - Textbook
Division                         2,111             -       52.47      3/4/2014
                                 1,375             -      106.00      3/4/2014
                                 1,175             -      146.00      3/4/2014
                                 1,600             -      160.00     11/9/2014
                                 1,800           600      160.00     8/29/2015
                                   885           295      160.00     3/30/2016
                                   175           525      205.00    10/12/2017

     (1) Separate grants of stock options occurred on October 12, 2007, March 30, 2006, August 29, 2005 and November 9, 2004. Twenty-five percent of the options granted were exercisable immediately upon granting with the remaining options becoming exercisable in 25% increments over the subsequent three years. In connection with the March 4, 2004 Transaction, all existing options at March 4, 2004 vested, certain of which were cancelled in exchange for new options granted under the 2004 Stock Option Plan. Options granted in fiscal year 2004 under the 2004 Stock Option Plan were fully vested and exercisable at prices consistent with the options which were cancelled.

     (2) Except in certain circumstances, the shares of nonvested stock do not vest until September 30, 2010.

     (3) Represents the recognized portion of share-based compensation associated with the 1,400 shares of nonvested stock issued to each of Messrs. Oppegard, Siemek, and Major on March 31, 2006. Due to the existence of the "put" rights, share-based compensation is being remeasured at the end of each reporting period and recognized from the date of issuance of the nonvested stock through September 30, 2010. See Note M of the notes to the consolidated financial statements in
          Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (4) Represents the unrecognized portion of share-based compensation associated with the 1,400 shares of nonvested stock issued to each of Messrs. Oppegard, Siemek, and Major on March 31, 2006. Due to the existence of the "put" rights, share-based compensation is being remeasured at the end of each reporting period and recognized from the date of issuance of the nonvested stock through September 30, 2010. See Note M of the notes to the consolidated financial statements in
          Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NONQUALIFIED DEFERRED COMPENSATION

    The following table provides information concerning nonqualified deferred compensation for each Executive:

                     Nonqualified Deferred Compensation - March 31, 2008 (1)

                                                                   (2)       Aggregate     Aggregate
                                     Executive     Registrant   Aggregate   Withdrawals/    Balance
                                    Contributions Contributions  Earnings   Distributions    as of
                                     in Fiscal     in Fiscal    in Fiscal    in Fiscal     March 31,
               Name                  Year 2008     Year 2008    Year 2008    Year 2008     2008 (2)
--------------------------------  ------------- --------------- --------- --------------- -----------

Mark W. Oppegard - Chief
Executive Officer, President,
and Director                            $ -           $ -       $ 20,077          $ -        $270,469

Alan G. Siemek - Chief
Financial Officer, Senior
Vice President of Finance
and Administration, Treasurer,
and Assistant Secretary                   -             -              -            -               -

Barry S. Major - Chief
Operating Officer and Director            -             -              -            -               -

Robert A. Rupe - Senior
Vice President - Bookstore Division       -             -              -            -               -

Michael J. Kelly - Senior
Vice President - Textbook Division        -             -              -            -               -

     (1)  See Note L of the notes to the consolidated financial statements in
          Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for a brief description of the deferred compensation plan.

     (2) Included herein are above-market earnings of $5,439 in fiscal year 2008, $4,374 in fiscal year 2007 and $1,446 in fiscal year 2006 which are included in the Summary Compensation Table above.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

    As described above, the employment agreements for each Executive include provisions for potential payment upon termination of employment. The following table quantifies the estimated payments and benefits that would be provided to the Executive in each covered circumstance, assuming the triggering event occurred on March 31, 2008:

                        Potential Payments Upon Termination or Change in Control - March 31, 2008 (1)

                                                                                                                           Total
                                                                   (3)                    (5)        (5)        (5)      Potential
                                                       (2)      Prorated      (4)       Health      Life     Disability   Payment
                                                       Base     Incentive  Restricted  Insurance  Insurance  Insurance      Upon
                   Name                               Salary      Bonus      Stock     Benefits   Benefits   Benefits   Termination
--------------------------------------------------- ---------- ---------- ----------- ---------- ---------- ----------- ------------
Mark W. Oppegard - Chief Executive
Officer, President, and Director
  Termination of Employment upon Expiration of Term  $ 295,006   $      -   $ 655,689   $ 11,498      $ 252      $ 285    $ 962,730

  Termination of Employment Without Cause              295,006          -     655,689     11,498        252        285      962,730

  Termination of Employment upon Death
  or Disability                                        147,503          -     655,689          -          -          -      803,192

Alan G. Siemek - Chief Financial
Officer, Senior Vice President of
Finance and Administration,
Treasurer, and Assistant Secretary
  Termination of Employment upon Expiration of Term    213,990          -     655,689     10,397        252        285      880,613

  Termination of Employment Without Cause              213,990          -     655,689     10,397        252        285      880,613

  Termination of Employment upon Death
  or Disability                                        106,995          -     655,689          -          -          -      762,684

Barry S. Major - Chief Operating
Officer and Director
  Termination of Employment upon Expiration of Term    284,003          -     655,689     12,424        252        285      952,653

  Termination of Employment Without Cause              284,003          -     655,689     12,424        252        285      952,653

  Termination of Employment upon Death
  or Disability                                        142,002          -     655,689          -          -          -      797,691

Robert A. Rupe - Senior Vice
President - Bookstore Division
  Termination of Employment upon Expiration of Term    230,006          -           -          -        252        285      230,543

  Termination of Employment Without Cause              230,006          -           -          -        252        285      230,543

  Termination of Employment upon Death
  or Disability                                        115,003          -           -          -          -          -      115,003

Michael J. Kelly - Senior Vice
President - Textbook Division
  Termination of Employment upon Expiration of Term    203,008          -           -     11,498        252        285      215,043

  Termination of Employment Without Cause              203,008          -           -     11,498        252        285      215,043

  Termination of Employment upon Death
  or Disability                                        101,504          -           -          -          -          -      101,504

     (1) The Employment Agreements are silent as to how payment amounts are ultimately determined and how payment is to be made (i.e. - monthly, lump sum, etc.). Our Board of Directors would ultimately be responsible for approving the terms of such termination payments.

     (2)  Base salary in place at time of termination.

     (3) It is assumed that the incentive bonus earned for fiscal year 2008 was paid in the normal course of business. As the assumed termination does not fall within a fiscal year, no pro rata allocation is necessary.

     (4) In accordance with the Stock Repurchase Agreement, if Messrs. Oppegard, Siemek, or Major are terminated by us without cause or by reason of their death or disability during the period from March 31, 2006 to September 30, 2010, a number of the shares of nonvested stock will become vested on the date of termination equal to the 1,400 shares which were issued times the number of days from March 31, 2006 to the date of termination divided by the number of days from March 31, 2006 to September 30, 2010. This value represents the cumulative balance of share-based compensation recognized at March 31, 2008 in Other Long-Term Liabilities - see Note M of the notes to the consolidated financial statements in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. For purposes of this table, it is assumed that Messrs. Oppegard, Siemek, and Major would "put" the vested shares in accordance with the Stock Repurchase Agreement upon termination.

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

COMPENSATION COMMITTEE REPORT

    Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis above with management and has approved the inclusion of such Compensation Discussion and Analysis in this Annual Report on Form 10-K for the year ended March 31, 2008.

    Board of Directors:
        Mark L. Bono;
        R. Sean Honey;
        Mark W. Oppegard; and
        Barry S. Major.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - All shares of our common stock are owned by NBC; therefore, the following table sets forth information on security ownership of NBC common stock beneficially owned by each person who owns more than 5.0% of such shares; each director; each senior executive officer named in Item 11, EXECUTIVE COMPENSATION; and all of our directors and senior executive officers treated as a group. Shares of NBC common stock issued and outstanding totaled 554,094 on June 26, 2008. Weston Presidio owns 36,455 of the issued and outstanding shares directly, with the remaining 517,639 issued and outstanding shares being owned by NBC Holdings Corp, a company which has 517,639 shares of capital stock issued and outstanding that are owned either by Weston Presidio or current and former members of management. The securities underlying the 2004 Stock Option Plan, of which 80,666 options are outstanding as of June 26, 2008, are shares of NBC Holdings Corp. capital stock. The shares listed and percentages calculated thereon are based upon NBC common stock outstanding as of June 26, 2008 and NBC Holdings Corp. capital stock underlying nonqualified stock options that are exercisable within sixty days, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. To the knowledge of NBC, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each senior executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.

                                                            Amount and
                                                            Nature of
                                                            Beneficial     Percent of
          Title of Class/Name of Beneficial Owner           Ownership (1)   Class (3)
--------------------------------------------------------  --------------  ------------
Common Stock:
  Owning Greater Than 5% of Shares:
    Weston Presidio Capital IV, L.P. (2)                         365,449        66.0%
    Weston Presidio Capital III, L.P. (2)                        153,623        27.7%
    WPC Entrepreneur Fund, L.P. (2)                                7,579         1.4%
    WPC Entrepreneur Fund II, L.P. (2)                             5,785         1.0%

Ownership of Directors:
  Mark L. Bono (2)                                               532,436        96.1%
  R. Sean Honey (2)                                                    -            -

Ownership of Senior Executive Officers Named in Item 11:
  Mark W. Oppegard                                                18,188         3.2%
  Alan G. Siemek                                                  10,763         1.9%
  Barry S. Major (4)                                              14,440         2.6%
  Robert A. Rupe                                                   8,402         1.5%
  Michael J. Kelly                                                 9,121         1.6%

Ownership of Directors and All Senior
Executive Officers as a Group                                    600,814        98.4%


     (1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of NBC common stock. Such shares include NBC Holdings Corp. shares underlying nonqualified stock options exercisable within sixty days, as follows: Mr. Oppegard - 12,788 shares; Mr. Siemek - 9,363 shares; Mr. Major - 11,293 shares; Mr. Rupe - 8,402 shares; Mr. Kelly
          - 9,121 shares; and 56,431 shares for all directors and senior executive officers as a group.

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

     (3) The percentages are calculated based upon 554,094 shares of NBC common stock outstanding as of June 26, 2008 and shares underlying nonqualified stock options exercisable within sixty days as detailed in footnote (1).

     (4) Beneficial ownership includes 1,747 shares of NBC common stock which are pledged as security for the full and timely payment of remaining amounts due under a promissory note Mr. Major has with NBC. In January, 1999, NBC issued 4,765 shares of its common stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 bearing interest at 5.25% per year. Remaining amounts due under the promissory note at March 31, 2008 totaled approximately $91,000.

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - Through NBC's parent, NBC Holdings Corp., NBC has a share-based compensation plan established to provide for the granting of options to purchase capital stock of NBC Holdings Corp. NBC also has a restricted stock plan established through NBC Holdings Corp. to provide for the sale of 4,200 shares of NBC Holdings Corp. capital stock to certain officers and directors of the Company. Details regarding these plans are presented in the footnotes to the consolidated financial statements found in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Specific information as of March 31, 2008 regarding the plans, which were not approved by security holders, is also presented in the following table.

                                    Number of        Weighted-       Number of
                                  Securities to       Average        Securities
                                  be Issued Upon     Exercise        Remaining
                                   Exercise of       Price of      Available for
                                   Outstanding      Outstanding        Future
                    Plan             Options          Options         Issuance
------------------------------  ----------------- ---------------- -------------

2004 Stock Option Plan                   80,666       $ 117.51               -

2005 Restricted Stock Plan                    -              -               -


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


                ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The following table shows our fees for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for each of the last two years:

                            Fiscal Year Ended March 31,
                                 2008         2007
                            ------------   ------------

Audit Fees                    $ 218,000      $ 199,500
Audit-Related Fees               47,583         40,480
Tax Fees                        191,460        192,359
Other Fees                            -              -
                            ------------   ------------

Total                         $ 457,043      $ 432,339
                            ============   ============

    AUDIT FEES include professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-Q.

    AUDIT-RELATED FEES consist of fees for assurance and related services that are related to the performance of the audit or review of our consolidated financial statements, including services provided in conjunction with acquisition activity, Securities and Exchange Commission comment letters dated March 30, 2007 and July 6, 2007, internal control benchmarking and the audit of the 401(k) compensation plan.

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

(a)     FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS.

        (1)  Consolidated Financial Statements of Nebraska Book Company, Inc.

                Index to Consolidated Financial Statements.

                Report of Independent Registered Public Accounting Firm.

                Consolidated Balance Sheets as of March 31, 2008 and 2007.

                Consolidated Statements of Operations for the Years Ended March 31,
                2008, 2007 and 2006.

                Consolidated Statements of Stockholder's Equity for the Years Ended March 31, 2008, 2007 and 2006.

                Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006.

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

        21.1    Subsidiaries of Nebraska Book Company, Inc., filed as Exhibit
                21.1 to Nebraska Book Company, Inc. Form 10-K for the fiscal year ended March 31, 2007, is incorporated herein by reference.

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

                                      NEBRASKA BOOK COMPANY, INC.


                                      /s/ Mark W. Oppegard
                                      ------------------------------------------
                                      Mark W. Oppegard
                                      Chief Executive Officer, President, and
                                      Director
                                      June 26, 2008

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Mark W. Oppegard                     /s/  Mark L. Bono
--------------------------------------    ------------------------------------
Mark W. Oppegard                          Mark L. Bono
Chief Executive Officer, President        Director
and Director                              June 26, 2008
June 26, 2008


/s/ Alan G. Siemek                        /s/  R. Sean Honey
--------------------------------------    ------------------------------------
Alan G. Siemek                            R. Sean Honey
Chief Financial Officer,                  Director
Senior Vice President of Finance          June 26, 2008
and Administration, Treasurer,
and Assistant Secretary
June 26, 2008


/s/  Barry S. Major
--------------------------------------
Barry S. Major
Director
June 26, 2008



    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

    No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended March 31, 2008 has been, or will be, sent to security holders.

                          FINANCIAL STATEMENT SCHEDULES



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Nebraska Book Company, Inc.
Lincoln, Nebraska

    We have audited the consolidated financial statements of Nebraska Book Company, Inc. (a wholly-owned subsidiary of NBC Acquisition Corp.) and subsidiaries as of March 31, 2008 and 2007 and for each of the three years in the period ended March 31, 2008 and have issued our report thereon dated June 27, 2008; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP

Lincoln, Nebraska
June 27, 2008

NEBRASKA BOOK COMPANY, INC.

SCHEDULE II (ITEM 15(a)(2)) - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------------------------------------------------

                                                                 Charged to       Added
                                     Beginning of  Charged to      Other         through                      End of
                                     Fiscal Year    Costs and     Accounts        Stock          Net       Fiscal Year
                                       Balance      Expenses     (Revenue)     Acquisitions  Charge-Offs     Balance
                                     ------------- ------------ -------------  ------------ -------------- -------------
FISCAL YEAR ENDED MARCH 31, 2008
  Allowance for doubtful accounts    $ 1,100,360    $ 468,007   $         -     $       -   $   (535,007)  $ 1,033,360
  Allowance for sales returns          4,958,090            -    29,591,517             -    (29,256,987)    5,292,620

FISCAL YEAR ENDED MARCH 31, 2007
  Allowance for doubtful accounts        510,839      834,442             -       510,846       (755,767)    1,100,360
  Allowance for sales returns          4,874,516            -    29,553,584             -    (29,470,010)    4,958,090

FISCAL YEAR ENDED MARCH 31, 2006
  Allowance for doubtful accounts        510,839      231,497             -             -       (231,497)      510,839
  Allowance for sales returns          6,630,962            -    31,251,607             -    (33,008,053)    4,874,516


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

        21.1    Subsidiaries of Nebraska Book Company, Inc., filed as Exhibit
                21.1 to Nebraska Book Company, Inc. Form 10-K for the fiscal year ended March 31, 2007, is incorporated herein by reference.

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