Form 10-Q
period 2008-09-30
NEBRASKA BOOK CO
filed 2008-11-14
CIK 1056758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Registrant’s telephone number, including area code:(402) 421-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total number of shares of common stock outstanding as of November 14, 2008: 100 shares

Total Number of Pages: 39

Exhibit Index: Page 39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEBRASKA BOOK COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,	September 30,
	2008	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,500,840	$29,326,456	$93,563,958
Receivables, net	78,239,728	57,396,508	63,339,845
Inventories	122,470,499	99,011,087	108,198,572
Deferred income taxes	8,268,093	6,058,093	7,457,115
Prepaid expenses and other assets	3,280,284	2,539,077	2,877,380
Total current assets	303,759,444	194,331,221	275,436,870

PROPERTY AND EQUIPMENT, net of depreciation & amortization	45,563,335	45,066,180	45,573,206
GOODWILL	322,409,155	320,367,273	311,607,314
IDENTIFIABLE INTANGIBLES, net of amortization	130,916,938	134,809,217	138,086,265
DEBT ISSUE COSTS, net of amortization	4,194,563	5,119,263	6,045,790
OTHER ASSETS	2,386,067	2,394,267	3,120,329
	$809,229,502	$702,087,421	$779,869,774
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$118,354,609	$28,631,029	$94,657,070
Accrued employee compensation and benefits	10,948,485	12,100,640	9,872,169
Accrued interest	743,224	1,778,937	916,176
Accrued incentives	6,927,107	7,108,857	7,116,541
Accrued expenses	4,572,207	3,172,122	4,103,282
Income taxes payable	9,723,464	847,370	10,221,994
Deferred revenue	2,641,204	862,994	2,876,937
Current maturities of long-term debt	2,073,070	2,070,657	2,575,052
Current maturities of capital lease obligations	705,565	658,415	618,387
Total current liabilities	156,688,935	57,231,021	132,957,608

LONG-TERM DEBT, net of current maturities	367,326,024	368,363,176	369,399,091
CAPITAL LEASE OBLIGATIONS, net of current maturities	3,716,979	4,111,758	4,481,894
OTHER LONG-TERM LIABILITIES	4,698,322	4,467,504	4,250,144
DEFERRED INCOME TAXES	53,900,415	55,104,415	56,766,119
DUE TO PARENT	18,321,151	16,970,151	16,664,279
COMMITMENTS (Note 4)
STOCKHOLDER'S EQUITY:
Common stock, voting, authorized 50,000 shares of $1.00 par value; issued
and outstanding 100 shares	100	100	100
Additional paid-in capital	138,110,740	138,087,705	138,019,657
Retained earnings	66,466,836	58,499,591	57,045,882
Accumulated other comprehensive income (loss)	-	(748,000)	285,000
Total stockholder's equity	204,577,676	195,839,396	195,350,639
	$809,229,502	$702,087,421	$779,869,774

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

REVENUES, net of returns	$280,932,214	$260,309,829	$352,136,240	$328,148,351

COSTS OF SALES (exclusive of depreciation shown below)	177,340,396	165,235,843	219,262,419	205,712,784

Gross profit	103,591,818	95,073,986	132,873,821	122,435,567

OPERATING EXPENSES:
Selling, general and administrative	51,541,519	46,774,066	87,256,945	79,373,067
Depreciation	1,844,967	1,701,259	3,689,999	3,402,982
Amortization	2,865,326	2,517,266	5,692,716	4,942,720
	56,251,812	50,992,591	96,639,660	87,718,769

INCOME FROM OPERATIONS	47,340,006	44,081,395	36,234,161	34,716,798

OTHER EXPENSES (INCOME):
Interest expense	7,979,165	8,513,701	15,974,636	16,888,897
Interest income	(179,720)	(483,531)	(179,720)	(537,413)
Loss on derivative financial instrument	50,000	182,000	102,000	180,000

	7,849,445	8,212,170	15,896,916	16,531,484

INCOME BEFORE INCOME TAXES	39,490,561	35,869,225	20,337,245	18,185,314

INCOME TAX EXPENSE	15,796,000	14,168,000	8,135,000	7,183,000

NET INCOME	$23,694,561	$21,701,225	$12,202,245	$11,002,314

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive		Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total	Income

BALANCE, April 1, 2007	$100	$138,017,229	$46,043,568	$613,000	$184,673,897

Contributed capital	-	2,428	-	-	2,428	$-

Net income	-	-	11,002,314	-	11,002,314	11,002,314
Other comprehensive loss, net of taxes:
Unrealized loss on interest rate swap agreement,
net of taxes of $207,000	-	-	-	(328,000)	(328,000)	(328,000)
BALANCE, September 30, 2007	$100	$138,019,657	$57,045,882	$285,000	$195,350,639	$10,674,314

BALANCE, April 1, 2008	$100	$138,087,705	$58,499,591	$(748,000)	$195,839,396

Contributed capital	-	2,401	-	-	2,401	$-
Share-based compensation attributable to
NBC Holdings Corp. stock options	-	20,634	-	-	20,634	-

Net income	-	-	12,202,245	-	12,202,245	12,202,245

Dividends declared	-	-	(4,235,000)	-	(4,235,000)	-

Other comprehensive income, net of taxes:

Unrealized gain on interest rate swap
agreement, net of taxes of $473,000	-	-	-	748,000	748,000	748,000
BALANCE, September 30, 2008	$100	$138,110,740	$66,466,836	$-	$204,577,676	$12,950,245

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,202,245	$11,002,314
Adjustments to reconcile net income to net cash flows from operating activities:
Share-based compensation	485,432	487,458
Provision for losses (recoveries) on receivables	14,150	(21,699)
Depreciation	3,689,999	3,402,982
Amortization	6,617,416	5,870,975
Loss on derivative financial instrument	102,000	180,000
Loss on disposal of assets	61,833	180,508
Deferred income taxes	(4,047,000)	(3,835,000)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(20,854,105)	(8,371,517)
Inventories	(21,300,886)	(12,625,200)
Prepaid expenses and other assets	(727,215)	(883,736)
Other assets	8,199	433,618
Accounts payable	89,316,739	65,281,043
Accrued employee compensation and benefits	(1,152,155)	(4,340,832)
Accrued interest	83,287	205,376
Accrued incentives	(181,750)	133,279
Accrued expenses	1,400,085	1,769,043
Income taxes payable	8,899,167	6,968,920
Deferred revenue	1,778,210	1,978,271
Other long-term liabilities	(171,530)	64,818
Net cash flows from operating activities	76,224,121	67,880,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,129,766)	(3,869,010)
Acquisitions, net of cash acquired	(5,415,645)	(2,494,582)
Proceeds from sale of property and equipment	21,609	9,389
Software development costs	(264,436)	(168,861)
Net cash flows from investing activities	(9,788,238)	(6,523,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,034,739)	(417,542)
Principal payments on capital lease obligations	(347,629)	(294,802)
Dividends paid to parent	(4,235,000)	-
Capital contributions	4,869	4,869
Change in due to parent	1,351,000	(69,000)
Net cash flows from financing activities	(4,261,499)	(776,475)

NET INCREASE IN CASH AND CASH EQUIVALENTS	62,174,384	60,581,082
CASH AND CASH EQUIVALENTS, Beginning of period	29,326,456	32,982,876
CASH AND CASH EQUIVALENTS, End of period	$91,500,840	$93,563,958
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$14,966,649	$15,755,266
Income taxes	1,931,833	4,118,080
Noncash investing and financing activities:
Property acquired through capital lease	$-	$2,200,000
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreement, net of income taxes	748,000	(328,000)
Deferred taxes resulting from unrealized gain (loss) on interest rate swap agreement	473,000	(207,000)
Other intangible agreement to be paid over three years	-	1,585,407
Unpaid consideration associated with bookstore acquisitions	410,000	-
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

2.	Inventories - Inventories are summarized as follows:

	September 30,	March 31,	September 30,
	2008	2008	2007
Bookstore Division	$ 102,078,587	$ 65,769,314	$ 87,586,976
Textbook Division	17,695,352	30,575,106	17,345,633
Complementary Services Division	2,696,560	2,666,667	3,265,963
	$ 122,470,499	$ 99,011,087	$ 108,198,57

3.

Goodwill and Other Identifiable Intangibles – During the six months ended September 30, 2008, 16 bookstore locations were acquired in 13 separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $5.6 million, of which $0.4 million was assigned to tax-deductible goodwill, $1.6 million was assigned to non tax-deductible goodwill, $0.2 million was assigned to tax-deductible covenants not to compete with amortization periods of three years, $0.4 million was assigned to a non tax-deductible covenant not to compete with an amortization period of three years, and $0.8 million was assigned to contract-managed acquisition costs with amortization periods of up to seven years. As of September 30, 2008, $0.4 million of the $5.6 million purchase price remained to be paid.

The Company also incurred $0.1 million in contract-managed acquisition costs with amortization periods of up to five years associated with the renewal of six contract-managed locations during the six months ended September 30, 2008.

Finally, during the six months ended September 30, 2008, the Company paid $0.1 million of previously accrued consideration for bookstore acquisitions occurring in prior fiscal years.

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

The changes in the carrying amount of goodwill, in total and by reportable segment, are as follows:

	Bookstore	Corporate
	Division	Administration	Total

Balance, April 1, 2007	$42,544,489	$269,061,875	$311,606,364
Additions to goodwill:
Bookstore acquisitions	950	-	950
Balance, September 30, 2007	$42,545,439	$269,061,875	$311,607,314

Balance, April 1, 2008	$51,305,398	$269,061,875	$320,367,273
Additions to goodwill:
Bookstore acquisitions	2,041,882	-	2,041,882
Balance, September 30, 2008	$53,347,280	$269,061,875	$322,409,155

The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	September 30, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(26,314,900)	$88,515,100
Developed technology	12,716,690	(8,994,977)	3,721,713
Covenants not to compete	7,469,032	(3,989,422)	3,479,610
Contract-managed acquisition costs	4,320,045	(1,452,427)	2,867,618
Other	1,585,407	(572,510)	1,012,897
	$140,921,174	$(41,324,236)	$99,596,938

	March 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(23,444,140)	$91,385,860
Developed technology	12,452,254	(7,950,631)	4,501,623
Covenants not to compete	7,451,032	(3,546,939)	3,904,093
Contract-managed acquisition costs	3,652,771	(1,232,261)	2,420,510
Other	1,585,407	(308,276)	1,277,131
	$139,971,464	$(36,482,247)	$103,489,217

	September 30, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(20,573,380)	$94,256,620
Developed technology	12,348,133	(6,918,973)	5,429,160
Covenants not to compete	5,590,333	(2,809,235)	2,781,098
Contract-managed acquisition costs	3,614,854	(856,832)	2,758,022
Other	1,585,407	(44,042)	1,541,365
	$137,968,727	$(31,202,462)	$106,766,265

Effective September 1, 2007, the Company entered into an agreement whereby the Company agreed to pay $1.7 million over a period of thirty-six months to a software company in return for certain rights related to that company’s products that are designed to enhance web-based sales. This other identifiable intangible is being amortized on a straight-line basis over the thirty-six month base term of the agreement. The asset and corresponding liability were recorded based upon the present value of the future payments assuming an imputed interest rate of 6.7%, resulting in a discount of $0.1 million which is recorded as interest expense over the base term of the agreement utilizing the effective interest method of accounting.

Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization
Expense

Quarter ended September 30, 2008	$2,865,326
Quarter ended September 30, 2007	2,517,266
Six months ended September 30, 2008	5,692,716
Six months ended September 30, 2007	4,942,720

Estimated amortization expense for the fiscal years ending March 31:
2009	$11,285,000
2010	10,435,000
2011	7,455,000
2012	6,449,000
2013	6,218,000

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

4.

Long-Term Debt - Indebtedness at September 30, 2008 includes an amended and restated bank-administered senior credit facility (the “Senior Credit Facility”) provided to the Company through a syndicate of lenders, consisting of a term loan (the “Term Loan”) with a remaining balance of $194.1 million (includes remaining amounts due under both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and an $85.0 million revolving credit facility (the “Revolving Credit Facility”), which was unused at September 30, 2008; $175.0 million of 8.625% senior subordinated notes (the “Senior Subordinated Notes”); $0.3 million of other indebtedness; and $4.4 million of capital leases. The Revolving Credit Facility expires on March 4, 2009, while the Term Loan is due March 4, 2011. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $85.0 million. The calculated borrowing base at September 30, 2008 was $75.8 million.

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

5.

Derivative Financial Instruments - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Until its interest rate swap agreement expired on September 30, 2008, the Company utilized derivative financial instruments to manage the risk that changes in interest rates would affect the amount of its future interest payments on its variable rate debt.

The Company’s primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes); and, historically, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company had a three-year amortizing interest rate swap agreement whereby a portion of the variable rate Term Loan was converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement expired on September 30, 2008. Notional amounts under the agreement were reduced periodically until reaching $130.0 million.

General information regarding the Company’s exposure to fluctuations in variable interest rates is presented in the following table:

	September 30,	March 31,	September 30,
	2008	2008	2007
Total indebtedness outstanding	$ 373,821,638	$ 375,204,006	$ 377,074,424

Term Loan subject to Eurodollar interest rate fluctuations	194,089,714	195,103,081	196,623,133

Notional amount under swap agreement	-	130,000,000	130,000,000

Fixed interest rate indebtedness	179,731,924	180,100,925	180,451,291

Variable interest rate, including applicable margin:
Term Loan	6.38%	5.13%	7.65%

Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge instrument as the following criteria were met:

(1)	Formal documentation of the hedging relationship and the Company’s risk management objective and strategy for undertaking the hedge were in place.
(2)	The interest rate swap agreement was expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to the Term Loan.

The Company estimated the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the debt instrument being hedged. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value are immediately recognized in earnings as “gain or loss on derivative financial instruments”. To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement are immediately recognized in earnings as “interest expense”.

Under hedge accounting, interest rate swap agreements are reflected at fair value in the balance sheet and the related gains or losses on these agreements are generally recorded in stockholder’s equity, net of applicable income taxes (as “accumulated other comprehensive income (loss)”). Gains or losses recorded in accumulated other comprehensive income (loss) are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on the Company’s condensed consolidated results of operations was that interest expense on a portion of the Term Loan was generally being recorded based on fixed interest rates until the interest rate swap agreement expired on September 30, 2008.

In accordance with the Company’s Risk Management Policy, the interest rate swap agreement was intended as a hedge against certain future interest payments under the Term Loan from the agreement’s inception on July 15, 2005. However, formal documentation designating the interest rate swap agreement as a hedge against certain future interest payments under the Term Loan was not put in place until September 30, 2005 (the effective date of the interest rate swap agreement). As a result, the interest rate swap agreement did not qualify as a cash flow hedge until September 30, 2005. Accordingly, the $0.7 million increase in the fair value of the interest rate swap agreement from inception to September 30, 2005 was recognized in earnings as a “gain on derivative financial instruments”. Changes in the fair value of this portion of the interest rate swap agreement were also recognized as a “gain (loss) on derivative financial instruments” in the condensed consolidated statements of operations.

Subsequent to September 30, 2005, the change in fair value of a September 30, 2005 hypothetical swap was recorded, net of income taxes, in “accumulated other comprehensive income (loss)” in the condensed consolidated balance sheets. Changes in the fair value of the interest rate swap agreement were reflected in the condensed consolidated statements of cash flows as either “gain (loss) on derivative financial instruments” or as “noncash investing and financial activities”.

Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

	September 30,	March 31,	September 30,
	2008	2008	2007
Balance Sheet Components:
Other assets (Accrued interest) - fair value of swap agreement	$ -	$ (1,119,000)	$ 586,000
Deferred income taxes	-	433,473	(227,002)
	$ -	$ (685,527)	$ 358,998

Portion of Agreement Subsequent to September 30, 2005 Hedge Designation:
Increase (Decrease) in fair value of swap agreement:
Quarter ended September 30	$ 612,000		$ (1,096,000)
Six months ended September 30	1,221,000		(535,000)
Year ended March 31, 2008		$ (2,222,000)

Portion of Agreement Prior to September 30, 2005 Hedge Designation:
Decrease in fair value of swap agreement:
Quarter ended September 30	(50,000)		(182,000)
Six months ended September 30	(102,000)		(180,000)
Year ended March 31, 2008		(198,000)

6.

Fair Value Measurements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement was subsequently amended by FASB Staff Position No.’s 157-1 and 157-2 to exclude lease classification or measurement (except in certain instances) from the scope of SFAS No. 157 and to defer the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities. This Statement becomes effective for most of the Company’s nonfinancial assets and nonfinancial liabilities in fiscal year 2010 - management has not yet determined if the Statement will have a material impact on its consolidated financial statements as it pertains to such nonfinancial assets and nonfinancial liabilities.

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

The three levels are defined as follows: (1) Level 1- inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets; (2) Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and (3) Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company invests in certain cash equivalents allowed by the Senior Credit Facility. At September 30, 2008, cash equivalents included $39.8 million in commercial paper with a weighted-average interest rate of 2.65% and weighted-average contractual term of 57 days. Due to the short-term nature of the commercial paper, fair market value is considered to approximate carrying value (including accrued interest of $0.1 million) at September 30, 2008. All commercial paper held at September 30, 2008 has matured subsequent to the end of the quarter with no gain or loss recognized.

The Senior Subordinated Notes (fixed rate) and Term Loan (variable rate) are valued utilizing the “market approach” as defined by SFAS No. 157 based upon quoted prices for these instruments in markets that are not active. Other fixed rate debt (including capital lease obligations) are valued utilizing the “income approach” as defined by SFAS No. 157, calculating a present value of future payments based upon prevailing interest rates for similar obligations.

The following table summarizes the valuation of the aforementioned financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents (commercial paper)	$ 39,918,651	$ -	$ 39,918,651	$ -

Fixed rate debt	136,152,000	-	136,152,000	-
Variable rate debt (excluding Revolving Credit Facility)	176,622,000	-	176,622,000	-

7.

Segment Information - The Company’s operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company’s operating segments based upon differences in products and services provided. The Company has three operating segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore and Textbook Divisions qualify as reportable operating segments, while separate disclosure of the Complementary Services Division is provided as management believes that information about this operating segment is useful to the readers of the Company’s condensed consolidated financial statements. The Bookstore Division segment encompasses the operating activities of the Company’s college bookstores located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, e-commerce technology, and a centralized buying service.

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

The following table provides selected information about profit or loss (excluding the impact of the Company’s interdivisional administrative fee – see Note 11, Condensed Consolidating Financial Information, to the condensed consolidated financial statements) on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Quarter ended September 30, 2008:
External customer revenues	$225,090,388	$48,207,538	$7,634,288	$280,932,214
Intersegment revenues	428,139	13,846,533	1,681,368	15,956,040
Depreciation and amortization expense	2,191,110	1,523,804	659,150	4,374,064
Earnings before interest, taxes,
depreciation and amortization (EBITDA)	32,199,480	20,839,508	414,111	53,453,099

Quarter ended September 30, 2007:
External customer revenues	$209,277,404	$42,258,369	$8,774,056	$260,309,829
Intersegment revenues	459,378	15,696,111	1,399,093	17,554,582
Depreciation and amortization expense	1,882,078	1,521,851	652,277	4,056,206
Earnings before interest, taxes,
depreciation and amortization (EBITDA)	30,767,977	19,045,524	280,572	50,094,073

Six months ended September 30, 2008:
External customer revenues	$271,190,081	$66,714,805	$14,231,354	$352,136,240
Intersegment revenues	799,609	22,368,446	3,520,295	26,688,350
Depreciation and amortization expense	4,327,295	3,041,210	1,311,124	8,679,629
Earnings before interest, taxes,
depreciation and amortization (EBITDA)	25,767,928	25,823,747	724,280	52,315,955

Six months ended September 30, 2007:
External customer revenues	$252,042,024	$60,802,619	$15,303,708	$328,148,351
Intersegment revenues	832,088	24,583,876	2,850,743	28,266,707
Depreciation and amortization expense	3,623,530	3,042,484	1,300,689	7,966,703
Earnings before interest, taxes,
depreciation and amortization (EBITDA)	25,676,524	24,433,923	336,930	50,447,377

The following table reconciles segment information presented above with consolidated information as presented in the Company’s condensed consolidated financial statements:

	Quarter Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Total for reportable segments	$296,888,254	$277,864,411	$378,824,590	$356,415,058
Elimination of intersegment revenues	(15,956,040)	(17,554,582)	(26,688,350)	(28,266,707)
Consolidated total	$280,932,214	$260,309,829	$352,136,240	$328,148,351

Depreciation and Amortization Expense:
Total for reportable segments	$4,374,064	$4,056,206	$8,679,629	$7,966,703
Corporate Administration	336,229	162,319	703,086	378,999
Consolidated total	$4,710,293	$4,218,525	$9,382,715	$8,345,702

Income Before Income Taxes:
Total EBITDA for reportable segments	$53,453,099	$50,094,073	$52,315,955	$50,447,377

Corporate Administration EBITDA loss
(including interdivision profit elimination)	(1,402,800)	(1,794,153)	(6,699,079)	(7,384,877)
	52,050,299	48,299,920	45,616,876	43,062,500
Depreciation and amortization	(4,710,293)	(4,218,525)	(9,382,715)	(8,345,702)
Consolidated income from operations	47,340,006	44,081,395	36,234,161	34,716,798
Interest and other expenses, net	(7,849,445)	(8,212,170)	(15,896,916)	(16,531,484)
Consolidated income before income taxes	$39,490,561	$35,869,225	$20,337,245	$18,185,314

 The Company’s revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

8.

Share-Based Compensation – On August 18, 2008, NBC Holding’s Corp. (NBC’s parent) amended the 2004 Stock Option Plan (the “Plan”), increasing the number of options available for issuance under the Plan to 85,306 options from 81,306 options. There were no options granted during the six months ended September 30, 2008. On August 31, 2008, 238 options were forfeited as a result of an employee resignation.

9.

Related Party Transactions – In accordance with the Company’s debt covenants, the Company declared and paid $4.2 million in dividends to NBC during the six months ended September 30, 2008 to provide funding for interest due and payable on NBC’s Senior Discount Notes.

10.

Accounting Pronouncements Not Yet Adopted – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement becomes effective in fiscal year 2010. The Company’s present interest rate swap agreement expired on September 30, 2008; however, the current disclosure format will need to be expanded (particularly as it relates to the specific components of gains and losses on derivative instruments) if derivative instruments are used in the future.

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

11.

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

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2008

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,794,499	$4,706,341	$-	$91,500,840
Receivables, net	41,310,126	66,490,344	(29,560,742)	78,239,728
Inventories	81,224,102	41,246,397	-	122,470,499
Deferred income taxes	1,919,092	6,349,001	-	8,268,093
Prepaid expenses and other assets	2,880,709	399,575	-	3,280,284
Total current assets	214,128,528	119,191,658	(29,560,742)	303,759,444

PROPERTY AND EQUIPMENT, net	40,089,834	5,473,501	-	45,563,335
GOODWILL	306,873,046	15,536,109	-	322,409,155
IDENTIFIABLE INTANGIBLES, net	44,816,255	86,100,683	-	130,916,938
INVESTMENT IN SUBSIDIARIES	145,249,367	-	(145,249,367)	-
OTHER ASSETS	5,901,302	679,328	-	6,580,630
	$757,058,332	$226,981,279	$(174,810,109)	$809,229,502

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$110,186,162	$37,729,189	$(29,560,742)	$118,354,609
Accrued employee compensation and benefits	7,911,964	3,036,521	-	10,948,485
Accrued interest	743,224	-	-	743,224
Accrued incentives	10,473	6,916,634	-	6,927,107
Accrued expenses	3,590,350	981,857	-	4,572,207
Income taxes payable	8,157,796	1,565,668	-	9,723,464
Deferred revenue	2,639,161	2,043	-	2,641,204
Current maturities of long-term debt	2,073,070	-	-	2,073,070
Current maturities of capital lease obligations	705,565	-	-	705,565
Total current liabilities	136,017,765	50,231,912	(29,560,742)	156,688,935

LONG-TERM DEBT, net of current maturities	367,326,024	-	-	367,326,024
CAPITAL LEASE OBLIGATIONS, net of current maturities	3,716,979	-	-	3,716,979
OTHER LONG-TERM LIABILITIES	4,628,322	70,000	-	4,698,322
DEFERRED INCOME TAXES	22,470,415	31,430,000	-	53,900,415
DUE TO PARENT	18,321,151	-	-	18,321,151
COMMITMENTS
STOCKHOLDER'S EQUITY	204,577,676	145,249,367	(145,249,367)	204,577,676
	$757,058,332	$226,981,279	$(174,810,109)	$809,229,502

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2008

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,588,130	$5,738,326	$-	$29,326,456
Receivables, net	50,231,144	35,404,082	(28,238,718)	57,396,508
Inventories	54,029,013	44,982,074	-	99,011,087
Deferred income taxes	1,901,092	4,157,001	-	6,058,093
Prepaid expenses and other assets	2,259,681	279,396	-	2,539,077
Total current assets	132,009,060	90,560,879	(28,238,718)	194,331,221

PROPERTY AND EQUIPMENT, net	39,757,056	5,309,124	-	45,066,180
GOODWILL	304,831,164	15,536,109	-	320,367,273
IDENTIFIABLE INTANGIBLES, net	46,586,976	88,222,241	-	134,809,217
INVESTMENT IN SUBSIDIARIES	131,583,301	-	(131,583,301)	-
OTHER ASSETS	6,750,356	763,174	-	7,513,530
	$661,517,913	$200,391,527	$(159,822,019)	$702,087,421

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,282,516	$24,587,231	$(28,238,718)	$28,631,029
Accrued employee compensation and benefits	8,963,654	3,136,986	-	12,100,640
Accrued interest	1,778,937	-	-	1,778,937
Accrued incentives	59,736	7,049,121	-	7,108,857
Accrued expenses	2,843,900	328,222	-	3,172,122
Income taxes payable	(121,296)	968,666	-	847,370
Deferred revenue	862,994	-	-	862,994
Current maturities of long-term debt	2,070,657	-	-	2,070,657
Current maturities of capital lease obligations	658,415	-	-	658,415
Total current liabilities	49,399,513	36,070,226	(28,238,718)	57,231,021

LONG-TERM DEBT, net of current maturities	368,363,176	-	-	368,363,176
CAPITAL LEASE OBLIGATIONS, net of current maturities	4,111,758	-	-	4,111,758
OTHER LONG-TERM LIABILITIES	4,387,504	80,000	-	4,467,504
DEFERRED INCOME TAXES	22,446,415	32,658,000	-	55,104,415
DUE TO PARENT	16,970,151	-	-	16,970,151
COMMITMENTS
STOCKHOLDER'S EQUITY	195,839,396	131,583,301	(131,583,301)	195,839,396
	$661,517,913	$200,391,527	$(159,822,019)	$702,087,421

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2007

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,525,391	$5,038,567	$-	$93,563,958
Receivables, net	31,760,899	43,204,134	(11,625,188)	63,339,845
Inventories	69,040,966	39,157,606	-	108,198,572
Deferred income taxes	1,639,114	5,818,001	-	7,457,115
Prepaid expenses and other assets	2,616,699	260,681	-	2,877,380
Total current assets	193,583,069	93,478,989	(11,625,188)	275,436,870

PROPERTY AND EQUIPMENT, net	39,689,806	5,883,400	-	45,573,206
GOODWILL	296,071,205	15,536,109	-	311,607,314
IDENTIFIABLE INTANGIBLES, net	46,973,750	91,112,515	-	138,086,265
INVESTMENT IN SUBSIDIARIES	129,189,469	-	(129,189,469)	-
OTHER ASSETS	8,352,411	813,708	-	9,166,119
	$713,859,710	$206,824,721	$(140,814,657)	$779,869,774

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$74,192,028	$32,090,230	$(11,625,188)	$94,657,070
Accrued employee compensation and benefits	7,610,704	2,261,465	-	9,872,169
Accrued interest	916,176	-	-	916,176
Accrued incentives	30,931	7,085,610	-	7,116,541
Accrued expenses	3,459,757	643,525	-	4,103,282
Income taxes payable	8,874,572	1,347,422	-	10,221,994
Deferred revenue	2,876,937	-	-	2,876,937
Current maturities of long-term debt	2,575,052	-	-	2,575,052
Current maturities of capital lease obligations	618,387	-	-	618,387
Total current liabilities	101,154,544	43,428,252	(11,625,188)	132,957,608

LONG-TERM DEBT, net of current maturities	369,399,091	-	-	369,399,091
CAPITAL LEASE OBLIGATIONS, net of current maturities	4,481,894	-	-	4,481,894
OTHER LONG-TERM LIABILITIES	4,065,144	185,000	-	4,250,144
DEFERRED INCOME TAXES	22,744,119	34,022,000	-	56,766,119
DUE TO PARENT	16,664,279	-	-	16,664,279
COMMITMENTS
STOCKHOLDER'S EQUITY	195,350,639	129,189,469	(129,189,469)	195,350,639
	$713,859,710	$206,824,721	$(140,814,657)	$779,869,774

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$182,140,054	$112,768,173	$(13,976,013)	$280,932,214

COSTS OF SALES (exclusive of depreciation shown below)	119,641,571	72,054,787	(14,355,962)	177,340,396

Gross profit	62,498,483	40,713,386	379,949	103,591,818

OPERATING EXPENSES (INCOME):
Selling, general and administrative	35,666,827	15,494,743	379,949	51,541,519
Depreciation	1,464,701	380,266	-	1,844,967
Amortization	1,300,039	1,565,287	-	2,865,326
Intercompany administrative fee	(1,230,900)	1,230,900	-	-
Equity in earnings of subsidiaries	(13,945,782)	-	13,945,782	-

	23,254,885	18,671,196	14,325,731	56,251,812

INCOME FROM OPERATIONS	39,243,598	22,042,190	(13,945,782)	47,340,006

OTHER EXPENSES (INCOME):
Interest expense	7,979,165	-	-	7,979,165
Interest income	(158,128)	(21,592)	-	(179,720)
Loss on derivative financial instrument	50,000	-	-	50,000

	7,871,037	(21,592)	-	7,849,445

INCOME BEFORE INCOME TAXES	31,372,561	22,063,782	(13,945,782)	39,490,561

INCOME TAX EXPENSE	7,678,000	8,118,000	-	15,796,000

NET INCOME	$23,694,561	$13,945,782	$(13,945,782)	$23,694,561

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$173,506,749	$102,723,581	$(15,920,501)	$260,309,829

COSTS OF SALES (exclusive of depreciation shown below)	115,469,417	65,957,250	(16,190,824)	165,235,843

Gross profit	58,037,332	36,766,331	270,323	95,073,986

OPERATING EXPENSES (INCOME):
Selling, general and administrative	32,975,875	13,527,868	270,323	46,774,066
Depreciation	1,311,406	389,853	-	1,701,259
Amortization	1,037,487	1,479,779	-	2,517,266
Intercompany administrative fee	(1,209,600)	1,209,600	-	-
Equity in earnings of subsidiaries	(12,688,231)	-	12,688,231	-

	21,426,937	16,607,100	12,958,554	50,992,591

INCOME FROM OPERATIONS	36,610,395	20,159,231	(12,688,231)	44,081,395

OTHER EXPENSES (INCOME):
Interest expense	8,513,701	-	-	8,513,701
Interest income	(483,531)	-	-	(483,531)
Loss on derivative financial instrument	182,000	-	-	182,000

	8,212,170	-	-	8,212,170

INCOME BEFORE INCOME TAXES	28,398,225	20,159,231	(12,688,231)	35,869,225

INCOME TAX EXPENSE	6,697,000	7,471,000	-	14,168,000

NET INCOME	$21,701,225	$12,688,231	$(12,688,231)	$21,701,225

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$223,429,993	$151,459,395	$(22,753,148)	$352,136,240

COSTS OF SALES (exclusive of depreciation shown below)	145,723,587	96,975,372	(23,436,540)	219,262,419

Gross profit	77,706,406	54,484,023	683,392	132,873,821

OPERATING EXPENSES (INCOME):
Selling, general and administrative	59,866,947	26,706,606	683,392	87,256,945
Depreciation	2,944,415	745,584	-	3,689,999
Amortization	2,636,157	3,056,559	-	5,692,716
Intercompany administrative fee	(2,461,800)	2,461,800	-	-
Equity in earnings of subsidiaries	(13,666,066)	-	13,666,066	-

	49,319,653	32,970,549	14,349,458	96,639,660

INCOME FROM OPERATIONS	28,386,753	21,513,474	(13,666,066)	36,234,161

OTHER EXPENSES (INCOME):
Interest expense	15,974,636	-	-	15,974,636
Interest income	(158,128)	(21,592)	-	(179,720)
Loss on derivative financial instrument	102,000	-	-	102,000

	15,918,508	(21,592)	-	15,896,916

INCOME BEFORE INCOME TAXES	12,468,245	21,535,066	(13,666,066)	20,337,245

INCOME TAX EXPENSE	266,000	7,869,000	-	8,135,000

NET INCOME	$12,202,245	$13,666,066	$(13,666,066)	$12,202,245

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$211,057,431	$142,011,126	$(24,920,206)	$328,148,351

COSTS OF SALES (exclusive of depreciation shown below)	140,215,916	91,362,702	(25,865,834)	205,712,784

Gross profit	70,841,515	50,648,424	945,628	122,435,567

OPERATING EXPENSES (INCOME):
Selling, general and administrative	54,839,763	23,587,676	945,628	79,373,067
Depreciation	2,631,514	771,468	-	3,402,982
Amortization	1,983,042	2,959,678	-	4,942,720
Intercompany administrative fee	(2,419,600)	2,419,600	-	-
Equity in earnings of subsidiaries	(13,215,002)	-	13,215,002	-

	43,819,717	29,738,422	14,160,630	87,718,769

INCOME FROM OPERATIONS	27,021,798	20,910,002	(13,215,002)	34,716,798

OTHER EXPENSES (INCOME):
Interest expense	16,888,897	-	-	16,888,897
Interest income	(537,413)	-	-	(537,413)
Loss on derivative financial instrument	180,000	-	-	180,000

	16,531,484	-	-	16,531,484

INCOME BEFORE INCOME TAXES	10,490,314	20,910,002	(13,215,002)	18,185,314

INCOME TAX EXPENSE (BENEFIT)	(512,000)	7,695,000	-	7,183,000

NET INCOME	$11,002,314	$13,215,002	$(13,215,002)	$11,002,314

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES	$73,739,599	$2,484,522	$-	$76,224,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,277,884)	(883,402)	31,520	(4,129,766)
Acquisitions, net of cash acquired	(2,745,146)	(2,670,499)	-	(5,415,645)
Proceeds from sale of property and equipment	15,735	37,394	(31,520)	21,609
Software development costs	(264,436)	-	-	(264,436)
Net cash flows from investing activities	(6,271,731)	(3,516,507)	-	(9,788,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,034,739)	-	-	(1,034,739)
Principal payments on capital lease obligations	(347,629)	-	-	(347,629)
Dividends paid to parent	(4,235,000)			(4,235,000)
Capital contributions	4,869	-	-	4,869
Change in due to parent	1,351,000	-	-	1,351,000
Net cash flows from financing activities	(4,261,499)	-	-	(4,261,499)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,206,369	(1,031,985)	-	62,174,384

CASH AND CASH EQUIVALENTS, Beginning of period	23,588,130	5,738,326	-	29,326,456

CASH AND CASH EQUIVALENTS, End of period	$86,794,499	$4,706,341	$-	$91,500,840

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES	$66,400,022	$1,480,599	$-	$67,880,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,388,712)	(480,298)	-	(3,869,010)
Acquisitions, net of cash acquired	(2,144,582)	(350,000)	-	(2,494,582)
Proceeds from sale of property and equipment	(22,229)	31,618	-	9,389
Software development costs	(168,861)	-	-	(168,861)
Net cash flows from investing activities	(5,724,384)	(798,680)	-	(6,523,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(417,542)	-	-	(417,542)
Principal payments on capital lease obligations	(294,802)	-	-	(294,802)
Capital contributions	4,869	-	-	4,869
Change in due to parent	(69,000)	-	-	(69,000)
Net cash flows from financing activities	(776,475)	-	-	(776,475)

NET INCREASE IN CASH AND CASH EQUIVALENTS	59,899,163	681,919	-	60,581,082

CASH AND CASH EQUIVALENTS, Beginning of period	28,626,228	4,356,648	-	32,982,876

CASH AND CASH EQUIVALENTS, End of period	$88,525,391	$5,038,567	$-	$93,563,958

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Overview

Acquisitions. Our Bookstore Division continues to grow its number of bookstore locations. We acquired 8 bookstore locations in 5 separate transactions during the quarter ended September 30, 2008. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

Revenue Results. Consolidated revenues for the quarter ended September 30, 2008 increased $20.6 million, or 7.9% from the quarter ended September 30, 2007. This increase is primarily attributable to growth in the Bookstore Division, due to acquisition activity, and to increased revenues in the Textbook Division. Revenues in the Complementary Services Division for the quarter ended September 30, 2008 were down slightly compared to the prior year quarter.

EBITDA Results. Consolidated EBITDA for the quarter ended September 30, 2008 increased $3.8 million, or 7.8% from the quarter ended September 30, 2007. The consolidated EBITDA increase is primarily attributable to the Textbook and Bookstore Divisions. The increase in the Textbook Division was due to increased revenues and gross profits while selling, general and administrative expenses were comparable to the prior year quarter. The increase in the Bookstore Division was primarily due to growth in the number of bookstores operated by us. EBITDA also increased slightly in the Complementary Services Division. Finally, Corporate Administration’s EBITDA loss declined as a result of a decrease in the interdivision profit elimination. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.

Challenges and Expectations

We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past and, in addition, new and different challenges and opportunities given the credit crisis and general economic turmoil. We have experienced, and continue to experience, increasing competition for the supply of used textbooks from other textbook wholesalers and from student-to-student transactions, increasing competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Finally, we are uncertain what impact the recent downturn in general economic conditions and the ongoing disruption in the capital markets might have on our operations and our negotiations involving our Revolving Credit Facility, which expires on March 4, 2009. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal year 2009. We also expect that our capital expenditures will remain modest for a company of our size.

Quarter Ended September 30, 2008 Compared With Quarter Ended September 30, 2007.

Revenues. Revenues for the quarters ended September 30, 2008 and 2007 and the corresponding change in revenues were as follows:

			Change
	2008	2007	Amount	Percent
Bookstore Division	$225,518,527	$209,736,782	$15,781,745	7.5%
Textbook Division	62,054,071	57,954,480	4,099,591	7.1%
Complementary Services Division	9,315,656	10,173,149	(857,493)	(8.4)%
Intercompany Eliminations	(15,956,040)	(17,554,582)	1,598,542	(9.1)%
	$280,932,214	$260,309,829	$20,622,385	7.9%

The increase in Bookstore Division revenues was primarily attributable to the addition of 41 bookstore locations through acquisitions or start-ups since April 1, 2007. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2007 and subsequently closed, if any) provided an additional $20.2 million of revenue for the quarter ended September 30, 2008. Same-store sales for the quarter ended September 30, 2008 decreased $1.5 million, or 0.7%, from the quarter ended September 30, 2007, primarily due to decreased new textbook revenues which were partially offset by increased used textbook revenues. The Company defines same-store sales for the quarter ended September 30, 2008 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2008. Finally, revenues declined $2.9 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2007 which were subsequently closed, if any) since July 1, 2007.

For the quarter ended September 30, 2008, Textbook Division revenues increased $4.1 million or 7.1% from the quarter ended September 30, 2007, due to an approximate 8.5% increase in the average price per book sold, offset partially by a decrease in units sold of 2.8%. Complementary Services Division revenues decreased $0.9 million from the quarter ended September 30, 2007, as decreases in the distance education and consulting businesses were partially offset by an increase in revenue from our systems business. Intercompany eliminations decreased $1.6 million, or 9.1%, primarily as a result of a shift in Textbook Division revenues from our own bookstores to independent bookstores (external customers).

Gross profit. Gross profit for the quarter ended September 30, 2008 increased $8.5 million, or 9.0%, to $103.6 million from $95.1 million for the quarter ended September 30, 2007. The increase in gross profit was primarily attributable to the increase in revenues, though the consolidated gross margin percentage also increased to 36.9% for the quarter ended September 30, 2008 from 36.5% for the quarter ended September 30, 2007. The increase in consolidated gross margin percentage is primarily attributable to higher margins in the Textbook and Complementary Services divisions and an increase in revenues coming from higher margin used textbooks in the Bookstore Division.

Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended September 30, 2008 increased $4.7 million, or 10.2%, to $51.5 million from $46.8 million for the quarter ended September 30, 2007. Selling, general and administrative expenses as a percentage of revenues were 18.3% and 18.0% for the quarters ended September 30, 2008 and 2007, respectively. The increase in selling, general and administrative expenses, which includes a $2.6 million increase in personnel costs and a $1.4 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division. Commission and shipping expenses also increased, primarily due to increased Bookstore Division sales on the Internet involving third party websites.

Earnings (loss) before interest, taxes, depreciation, and amortization (EBITDA). EBITDA for the quarters ended September 30, 2008 and 2007 and the corresponding change in EBITDA were as follows:

			Change
	2008	2007	Amount	Percentage
Bookstore Division	$32,199,480	$30,767,977	$1,431,503	4.7%
Textbook Division	20,839,508	19,045,524	1,793,984	9.4%
Complementary Services Division	414,111	280,572	133,539	47.6%
Corporate Administration	(1,402,800)	(1,794,153)	391,353	21.8%
	$52,050,299	$48,299,920	$3,750,379	7.8%

The increase in Bookstore Division EBITDA was primarily due to growth in the number of college bookstores owned by us. The increase in Textbook Division EBITDA was primarily due to the previously mentioned increase in revenues and gross profits and steady selling, general and administrative expenses. Complementary Services Division EBITDA increased slightly primarily due to improved results from our systems business. Corporate Administration’s EBITDA loss declined primarily as a result of a decrease in the interdivision profit elimination, which can fluctuate during interim periods but is typically relatively unchanged by fiscal year-end.

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

The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

	Quarter Ended September 30,
	2008	2007

EBITDA	$52,050,299	$48,299,920

Adjustments to reconcile EBITDA to net cash flows from operating activities:
Share-based compensation	233,138	233,416
Interest income	179,720	483,531
Provision for losses (recoveries) on receivables	(15,380)	5,141
Cash paid for interest	(12,194,186)	(15,518,420)
Cash paid for income taxes	(431,398)	(363,684)
Loss on disposal of assets	36,035	179,311
Tax expense due (to) from parent	(1,351,000)	69,000
Changes in operating assets and liabilities, net of effect of acquisitions (1)	86,028,004	76,979,406
Net Cash Flows from Operating Activities	$124,535,232	$110,367,621

Net Cash Flows from Investing Activities	$(4,691,577)	$(3,402,402)

Net Cash Flows from Financing Activities	$(40,735,734)	$(23,142,326)

(1) Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Depreciation expense. Depreciation expense for the quarter ended September 30, 2008 increased $0.1 million, or 8.4%, to $1.8 million from $1.7 million for the quarter ended September 30, 2007, due primarily to growth in the Bookstore Division.

Amortization expense. Amortization expense for the quarter ended September 30, 2008 increased $0.4 million, or 13.8%, to $2.9 million from $2.5 million for the quarter ended September 30, 2007, due in part to a $0.2 million increase in amortization of non-compete agreements and contract-managed acquisition costs primarily associated with bookstore acquisitions and contract-management renewals occurring since July 1, 2007 and $0.1 million of amortization of certain contractual rights associated with a September 1, 2007 agreement with a third-party software company.

Interest expense, net. Interest expense, net for the quarter ended September 30, 2008 decreased $0.4 million, or 4.4%, to $7.8 million from $8.2 million for the quarter ended September 30, 2007, primarily due to a $0.5 million decline in interest on the Term Loan mainly due to a decline in the variable interest rate and a $0.1 million reduction in the loss on derivative financial instrument associated with the interest rate swap agreement that expired on September 30, 2008. These decreases were partly offset by a $0.3 million decline in interest income.

Income taxes. Income tax expense for the quarter ended September 30, 2008 increased $1.6 million, or 11.5%, to $15.8 million from $14.2 million for the quarter ended September 30, 2007. Our effective tax rate for the quarters ended September 30, 2008 and 2007 was 40.0% and 39.5%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

Six Months Ended September 30, 2008 Compared With Six Months Ended September 30, 2007.

Revenues. Revenues for the six months ended September 30, 2008 and 2007 and the corresponding change in revenues were as follows:

			Change
	2008	2007	Amount	Percentage
Bookstore Division	$271,989,690	$252,874,112	$19,115,578	7.6%
Textbook Division	89,083,251	85,386,495	3,696,756	4.3%
Complementary Services Division	17,751,649	18,154,451	(402,802)	(2.2)%
Intercompany Eliminations	(26,688,350)	(28,266,707)	1,578,357	(5.6)%
	$352,136,240	$328,148,351	$23,987,889	7.3%

The increase in Bookstore Division revenues was primarily attributable to the addition of 41 bookstore locations through acquisitions or start-ups since April 1, 2007. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2007 and subsequently closed, if any) provided an additional $22.9 million of revenue for the six months ended September 30, 2008. Same-store sales for the six months ended September 30, 2008 increased 0.1%, from the six months ended September 30, 2007, primarily due to increased used textbook revenues which were mostly offset by decreased new textbook revenues. The Company defines same-store sales for the six months ended September 30, 2008 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2008. Finally, revenues declined $4.0 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2007 which were subsequently closed, if any) since April 1, 2007.

For the six months ended September 30, 2008, Textbook Division revenues increased $3.7 million or 4.3% from the six months ended September 30, 2007, due primarily to an approximate 8.1% increase in the average price per book sold offset partially by a decrease in units sold of 4.7%. The decrease in units sold is partially attributable to a decrease in the number of units provided by the Bookstore Division. The Bookstore Division has provided fewer used textbooks to the Textbook Division from its end of semester buyback process because the Bookstore Division is keeping more books purchased at buyback to make them available for sale on third party websites. Complementary Services Division revenues decreased $0.4 million compared to the prior year six months as decreases in the distance education and consulting businesses were partially offset by an increase in revenue from our systems and supplies businesses. Intercompany eliminations decreased $1.6 million, or 5.6%, primarily as a result of a shift in Textbook Division revenues from our own bookstores to independent bookstores (external customers).

Gross profit. Gross profit for the six months ended September 30, 2008 increased $10.5 million, or 8.5%, to $132.9 million from $122.4 million for the six months ended September 30, 2007. The increase in gross profit was primarily attributable to the increase in revenues, though the consolidated gross margin percentage also increased to 37.7% for the six months ended September 30, 2008 from 37.3% for the six months ended September 30, 2007. The increase in consolidated gross margin percentage is primarily attributable to higher margins in the Textbook and Complementary Services divisions and an increase in revenues coming from higher margin used textbooks in the Bookstore Division.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended September 30, 2008 increased $7.9 million, or 9.9%, to $87.3 million from $79.4 million for the six months ended September 30, 2007. Selling, general and administrative expenses as a percentage of revenues were 24.8% and 24.2% for the six months ended September 30, 2008 and 2007, respectively. The increase in selling, general and administrative expenses, which includes a $3.5 million increase in personnel costs and a $1.9 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division. Commission and shipping expenses also increased $0.9 million and $0.6 million respectively, primarily due to increased Bookstore Division sales on the Internet involving third party websites.

Earnings (loss) before interest, taxes, depreciation, and amortization (EBITDA). EBITDA for the six months ended September 30, 2008 and 2007 and the corresponding change in EBITDA were as follows:

			Change
	2008	2007	Amount	Percentage
Bookstore Division	$ 25,767,928	$ 25,676,524	$ 91,404	0.4%
Textbook Division	25,823,747	24,433,923	1,389,824	5.7%
Complementary Services Division	724,280	336,930	387,350	115.0%
Corporate Administration	(6,699,079)	(7,384,877)	685,798	9.3%
	$ 45,616,876	$ 43,062,500	$ 2,554,376	5.9%

Bookstore Division EBITDA was relatively unchanged, increasing $0.1 million or 0.4%, as increased revenues and the resulting gross profit were offset by slightly higher selling, general and administrative expenses as a percentage of revenues. The increase in Textbook Division EBITDA was primarily due to the previously mentioned increase in revenues and gross profits and steady selling, general and administrative expenses. Complementary Services Division EBITDA increased primarily due to improved results from our systems business. Corporate Administration’s EBITDA loss declined primarily as a result of a decrease in the interdivision profit elimination, which can fluctuate during interim periods but is typically relatively unchanged by fiscal year-end.

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

The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

	Six Months Ended September 30,
	2008	2007
EBITDA	$45,616,876	$43,062,500

Adjustments to reconcile EBITDA to net cash flows from operating activities:
Share-based compensation	485,432	487,458
Interest income	179,720	537,413
Provision for losses (recoveries) on receivables	14,150	(21,699)
Cash paid for interest	(14,966,649)	(15,755,266)
Cash paid for income taxes	(1,931,833)	(4,118,080)
Loss on disposal of assets	61,833	180,508
Tax expense due (to) from parent	(1,351,000)	69,000
Changes in operating assets and liabilities, net of
effect of acquisitions (1)	48,115,592	43,438,787
Net Cash Flows from Operating Activities	$76,224,121	$67,880,621
Net Cash Flows from Investing Activities	$(9,788,238)	$(6,523,064)
Net Cash Flows from Financing Activities	$(4,261,499)	$(776,475)

(1) Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Depreciation expense. Depreciation expense for the six months ended September 30, 2008 increased $0.3 million, or 8.4%, to $3.7 million from $3.4 million for the six months ended September 30, 2007, due primarily to growth in the Bookstore Division (including new stores added since April 1, 2007, a new capital lease recorded in the second quarter of fiscal year 2008, and store remodeling projects).

Amortization expense. Amortization expense for the six months ended September 30, 2008 increased $0.8 million, or 15.2%, to $5.7 million from $4.9 million for the six months ended September 30, 2007, due in part to a $0.5 million increase in amortization of non-compete agreements and contract-managed acquisition costs primarily associated with bookstore acquisitions and contract-management renewals occurring since April 1, 2007 and $0.2 million of amortization of certain contractual rights associated with a September 1, 2007 agreement with a third-party software company.

Interest expense, net. Interest expense, net for the six months ended September 30, 2008 decreased $0.6 million, or 3.8%, to $15.9 million from $16.5 million for the six months ended September 30, 2007, primarily due to a $0.9 million decline in interest on the Term Loan mainly due to a decline in the variable interest rate and a $0.1 million reduction in the loss on derivative financial instrument associated with the interest rate swap agreement that expired on September 30, 2008. These decreases were partly offset by a $0.4 million decline in interest income.

Income taxes. Income tax expense for the six months ended September 30, 2008 increased $0.9 million, or 13.3%, to $8.1 million from $7.2 million for the six months ended September 30, 2007. Our effective tax rate for the six months ended September 30, 2008 and 2007 was 40.0% and 39.5%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for income tax payments, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our Revolving Credit Facility. At September 30, 2008, our total indebtedness was $373.8 million, consisting of a $194.1 million Term Loan, $175.0 million of Senior Subordinated Notes, and $4.7 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued Senior Discount Notes, the balance of which at September 30, 2008 was $77.0 million (face value).

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

Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by us. On July 15, 2005, we entered into an interest rate swap agreement to essentially convert a portion of the variable rate Term Loan into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement was effective as of September 30, 2005 and expired September 30, 2008. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.

During the six months ended September 30, 2008, we declared and paid $4.2 million in dividends to NBC to provide funding for interest due and payable on NBC’s Senior Discount Notes.

We file a consolidated federal income tax return with our parent company, NBC, and follow a policy of recording income taxes equal to that which would have been incurred had we filed a separate return. We are responsible for remitting tax payments and collecting tax refunds for the consolidated group. The $1.3 million increase in the due to parent balance for the six months ended September 30, 2008 represents the current period tax savings resulting from operating losses generated by NBC from which we derive the benefit through reduced tax payments on the consolidated return.

We expect to complete renegotiation of the terms of the Revolving Credit Facility prior to its expiration on March 4, 2009; however, we are uncertain what impact the recent downturn in general economic conditions and the ongoing disruption in the capital markets might have on our operations and those negotiations.

In July 2007, we relocated a bookstore and its new property lease was classified as a capital lease. This lease expires in fiscal year 2018 and contains two five-year options to renew. The capital lease obligation and corresponding property recorded at inception of the lease totaled $2.2 million.

Investing Cash Flows

Our capital expenditures were $4.1 million and $3.9 million for the six months ended September 30, 2008 and 2007, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The annual limitation for fiscal year 2009 is $19.6 million. We expect capital expenditures to be between $5.0 million and $6.0 million for fiscal year 2009.

Business acquisition and contract-management renewal expenditures were $5.4 million and $2.5 million for the six months ended September 30, 2008 and 2007, respectively. During the six months ended September 30, 2008, 16 bookstore locations were acquired in 13 separate transactions (13 of which were contract-managed locations). During the six months ended September 30, 2007, 10 bookstore locations were acquired in 8 separate transactions (all of which were contract-managed locations). Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

During the six months ended September 30, 2008 and 2007, we capitalized $0.3 million and $0.2 million, respectively, in software development costs associated with new software products and enhancements to existing software products.

Operating Cash Flows

Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows from operating activities for the six months ended September 30, 2008 were $76.2 million, up $8.3 million from $67.9 million for the six months ended September 30, 2007. The increase in net cash flows from operating activities is due primarily to increased accounts payable balances, which is in large part offset by increases in receivables and inventories and a decrease in amounts paid under our annual bonus plan, payouts for which occur in the first quarter following fiscal year-end and are based upon our financial performance for the fiscal year.

As of September 30, 2008, we had $91.5 million in cash and cash equivalents available to help fund working capital requirements. Our investments in cash equivalents are subject to restrictions under the Senior Credit Facility. The Senior Credit Facility allows investments in (1) certain short-term securities issued by, or unconditionally guaranteed by, the federal government, (2) certain short-term deposits in banks that have combined capital and surplus of not less than $500 million, (3) certain short-term commercial paper of issuers rated at least A-1 by Standard & Poor’s or P-1 by Moody’s, (4) certain money market funds which invest exclusively in assets otherwise allowable under the Senior Credit Facility and (5) certain other similar short-term investments. All cash equivalents at September 30, 2008 have matured subsequent to the end of the quarter with no gain or loss recognized. Although we invest in compliance with the restrictions under our Senior Credit Facility and generally seek to minimize the risk associated with investments by investing in investment grade, highly liquid securities, we cannot give assurances that the cash equivalents in our investment portfolio will not lose all or a portion of their value or become impaired in the future.

Covenant Restrictions

Access to our principal sources of cash is subject to various restrictions and compliance with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, and minimum fixed charge coverage ratios. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $85.0 million. The Senior Credit Facility restricts our ability to make loans or advances and pay dividends, except that, among other things, we may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes owed by NBC. The indenture governing the Senior Subordinated Notes restricts the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company’s consolidated net income. The indenture governing the Senior Discount Notes contains similar restrictions on the ability of NBC and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect our ability to meet our cash obligations for the remaining term of the Revolving Credit Facility.

Sources of and Needs for Capital

As of September 30, 2008, we could borrow up to $75.8 million under the Revolving Credit Facility, which was unused at September 30, 2008. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. We expect to renegotiate the terms of the Revolving Credit Facility prior to its expiration on March 4, 2009.

We believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility, subject to renegotiation, will be sufficient to finance our current operations, any required excess cash flow payments, cash interest requirements, income tax payments, planned capital expenditures and internal growth for the next twelve months. Future acquisitions, if any, may require additional debt or equity financing.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Transactions with Related and Certain Other Parties

During the six months ended September 30, 2008, we declared and paid $4.2 million in dividends to NBC to provide funding for interest due and payable on NBC’s Senior Discount Notes.

We file a consolidated federal income tax return with our parent company, NBC, and follow a policy of recording income taxes equal to that which would have been incurred had we filed a separate return. We are responsible for remitting tax payments and collecting tax refunds for the consolidated group. The due to parent balance, totaling $18.3 million and $16.7 million at September 30, 2008 and 2007, respectively, represents the cumulative tax savings resulting from operating losses generated by NBC from which we derive the benefit through reduced tax payments on the consolidated return.

Accounting Standards Not Yet Adopted

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement becomes effective for us in fiscal year 2010. Our present interest rate swap agreement expired on September 30, 2008; however, our current disclosure format will need to be expanded (particularly as it relates to the specific components of gains and losses on derivative instruments) if we use derivative instruments in the future.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future results of operations, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: increased competition from other companies that target our markets; increased competition from alternative media and alternative sources of textbooks for students, including digital or other educational content sold directly to students; increased competition for the purchase and sale of used textbooks from student-to-student transactions; our inability to successfully acquire or contract-manage additional bookstores or to integrate those additional stores; our inability to cost-effectively maintain or increase the number of contract-managed stores; our inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in publisher practices regarding new editions and materials packaged with new textbooks; the loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or our inability to renegotiate, renew or raise debt or raise additional equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in our Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $373.8 million in total indebtedness outstanding at September 30, 2008, approximately $194.1 million is subject to fluctuations in the Eurodollar interest rate. As provided in our Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes); and, historically, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, we entered into an interest rate swap agreement, which became effective on September 30, 2005. The interest rate swap agreement expired on September 30, 2008.

We invest in certain cash equivalents allowed by the Senior Credit Facility. At September 30, 2008, cash equivalents included $39.8 million in commercial paper with a weighted-average interest rate of 2.65% and weighted-average contractual term of 57 days. Due to the short-term nature of the commercial paper, fair market value is considered to approximate carrying value (including accrued interest of $0.1 million) at September 30, 2008. All commercial paper held at September 30, 2008 has matured subsequent to the end of the quarter with no gain or loss recognized.

Certain quantitative market risk disclosures have changed since March 31, 2008 as a result of market fluctuations, movement in interest rates, principal payments, investments and the expiration of the interest rate swap agreement. The table below presents summarized market risk information. The weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented.

	September 30,	March 31,
	2008	2008
Fair Values:
Instruments entered into for purposes other than trading:
Cash equivalents (commercial paper)	$ 39,918,651	$ -

Fixed rate debt	136,152,000	161,984,000
Variable rate debt (excluding Revolving Credit Facility)	176,622,000	179,495,000
Interest rate swap ("out-of-the-money")	-	(1,119,000)

Overall Weighted-Average Interest Rates:
Cash equivalents (commercial paper)	2.65%	-
Fixed rate debt	8.63%	8.64%
Variable rate debt (excluding Revolving Credit Facility)	6.27%	5.38%
Interest rate swap receive rate	-	2.63%
Interest rate swap pay rate	-	4.34%

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which was filed with the Securities and Exchange Commission on June 30, 2008, except as set forth below.

If we are unable to renew or renegotiate the Revolving Credit Facility, which expires March 4, 2009, it could adversely impact our ability to fund working capital requirements and/or our ability to acquire additional bookstores. While our negotiations to extend or refinance the Revolving Credit Facility, which expires March 4, 2009, are ongoing and expected to be completed prior to March 4, 2009, the significant disruptions in the credit markets associated with the general global economic turmoil could adversely impact our ability to refinance or extend the Revolving Credit Facility on satisfactory terms. In the event that we are unable to extend or otherwise put in place a Revolving Credit Facility or other financing vehicle, our business operations could be significantly impacted. Without credit or alternative financing available, our ability to fund our working capital requirements and/or our ability to make certain acquisitions would be significantly reduced, which could have a material adverse effect on revenue and profit levels. If we were unable to extend or otherwise put in place a Revolving Credit Facility or other financing vehicle on satisfactory terms, interest expense could increase.

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

3.2	First Restated By-laws of Nebraska Book Company, Inc., filed as Exhibit 3.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.1*	First Amendment, dated August 18, 2008, to the NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Management contracts or compensatory plans filed herewith or incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2008.

NEBRASKA BOOK COMPANY, INC.

/s/	Mark W. Oppegard
Mark W. Oppegard
Chief Executive Officer and
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

3.2	First Restated By-laws of Nebraska Book Company, Inc., filed as Exhibit 3.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
10.1*	First Amendment, dated August 18, 2008, to the NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Management contracts or compensatory plans filed herewith or incorporated by reference.