Form 10-Q
period 2008-12-31
NEBRASKA BOOK CO
filed 2009-02-13
CIK 1056758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of February 13, 2009: 100 shares
Total Number of Pages: 41
Exhibit Index: Page 41

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,	December 31,
	2008	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,307,027	$29,326,456	$25,141,351
Receivables, net	74,477,996	57,396,508	72,198,359
Inventories	164,253,279	99,011,087	146,633,595
Recoverable income taxes	5,794,462	—	6,708,589
Deferred income taxes	7,339,093	6,058,093	6,766,115
Prepaid expenses and other assets	3,208,187	2,539,077	2,503,389

Total current assets	273,380,044	194,331,221	259,951,398
PROPERTY AND EQUIPMENT, net of depreciation & amortization	45,625,017	45,066,180	45,480,575
GOODWILL	322,409,155	320,367,273	319,509,670
IDENTIFIABLE INTANGIBLES, net of amortization	128,345,584	134,809,217	137,369,912
DEBT ISSUE COSTS, net of amortization	3,732,897	5,119,263	5,582,299
OTHER ASSETS	2,147,778	2,394,267	2,352,582

	$775,640,475	$702,087,421	$770,246,436

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,017,035	$28,631,029	$34,729,174
Accrued employee compensation and benefits	10,186,133	12,100,640	13,160,872
Accrued interest	4,557,106	1,778,937	4,544,699
Accrued incentives	6,518,368	7,108,857	6,874,064
Accrued expenses	3,012,561	3,172,122	2,232,243
Income taxes payable	—	847,370	—
Deferred revenue	2,367,009	862,994	2,134,696
Current maturities of long-term debt	2,581,009	2,070,657	2,069,498
Current maturities of capital lease obligations	728,715	658,415	636,239
Revolving credit facility	42,000,000	—	69,300,000

Total current liabilities	134,967,936	57,231,021	135,681,485
LONG-TERM DEBT, net of current maturities	366,806,962	368,363,176	368,881,284
CAPITAL LEASE OBLIGATIONS, net of current maturities	3,510,759	4,111,758	4,301,844
OTHER LONG-TERM LIABILITIES	4,855,175	4,467,504	4,975,539
DEFERRED INCOME TAXES	53,231,415	55,104,415	55,823,119
DUE TO PARENT	19,758,151	16,970,151	17,213,279
COMMITMENTS (Note 4)
STOCKHOLDER’S EQUITY:
Common stock, voting, authorized 50,000 shares of $1.00 par value; issued and outstanding 100 shares	100	100	100
Additional paid-in capital	138,120,891	138,087,705	138,077,171
Retained earnings	54,389,086	58,499,591	45,169,615
Accumulated other comprehensive income (loss)	—	(748,000)	123,000

Total stockholder’s equity	192,510,077	195,839,396	183,369,886

	$775,640,475	$702,087,421	$770,246,436

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

REVENUES, net of returns	$66,658,136	$64,481,852	$418,794,376	$392,630,203
COSTS OF SALES (exclusive of depreciation shown below)	39,924,915	37,429,939	259,187,334	243,142,723

Gross profit	26,733,221	27,051,913	159,607,042	149,487,480

OPERATING EXPENSES:
Selling, general and administrative	34,581,196	34,178,494	121,838,141	113,551,561
Depreciation	1,777,646	1,823,902	5,467,645	5,226,884
Amortization	2,846,353	2,660,352	8,539,069	7,603,072

	39,205,195	38,662,748	135,844,855	126,381,517

INCOME (LOSS) FROM OPERATIONS	(12,471,974)	(11,610,835)	23,762,187	23,105,963

OTHER EXPENSES (INCOME):
Interest expense	7,820,666	8,460,267	23,795,302	25,349,164
Interest income	(162,890)	(479,835)	(342,610)	(1,017,248)
Loss on derivative financial instrument	—	38,000	102,000	218,000

	7,657,776	8,018,432	23,554,692	24,549,916

INCOME (LOSS) BEFORE INCOME TAXES	(20,129,750)	(19,629,267)	207,495	(1,443,953)

INCOME TAX EXPENSE (BENEFIT)	(8,052,000)	(7,753,000)	83,000	(570,000)

NET INCOME (LOSS)	$(12,077,750)	$(11,876,267)	$124,495	$(873,953)

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive		Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total	Income (Loss)
BALANCE, April 1, 2007	$100	$138,017,229	$46,043,568	$613,000	$184,673,897

Contributed capital	—	1,201	—	—	1,201	$—

Share-based compensation attributable to NBC Holdings Corp. stock options	—	58,741	—	—	58,741	—

Net loss	—	—	(873,953)	—	(873,953)	(873,953)

Other comprehensive loss, net of taxes:

Unrealized loss on interest rate swap agreement, net of taxes of $309,000	—	—	—	(490,000)	(490,000)	(490,000)

BALANCE, December 31, 2007	$100	$138,077,171	$45,169,615	$123,000	$183,369,886	$(1,363,953)

BALANCE, April 1, 2008	$100	$138,087,705	$58,499,591	$(748,000)	$195,839,396

Contributed capital	—	1,161	—	—	1,161	$—

Share-based compensation attributable to NBC Holdings Corp. stock options	—	32,025	—	—	32,025	—

Net income	—	—	124,495	—	124,495	124,495

Dividends declared	—	—	(4,235,000)	—	(4,235,000)	—

Other comprehensive income, net of taxes:

Unrealized gain on interest rate swap agreement, net of taxes of $473,000	—	—	—	748,000	748,000	748,000

BALANCE, December 31, 2008	$100	$138,120,891	$54,389,086	$—	$192,510,077	$872,495

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$124,495	$(873,953)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Share-based compensation	748,223	795,289
Provision for losses on receivables	89,592	12,371
Depreciation	5,467,645	5,226,884
Amortization	9,925,435	8,994,819
Loss on derivative financial instrument	102,000	218,000
Loss on disposal of assets	56,752	186,863
Deferred income taxes	(3,787,000)	(3,985,000)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(17,169,055)	(17,265,328)
Inventories	(63,083,666)	(49,280,511)
Recoverable income taxes	(5,771,389)	(6,708,589)
Prepaid expenses and other assets	(658,118)	(509,745)
Other assets	249,489	920,352
Accounts payable	33,929,165	5,154,419
Accrued employee compensation and benefits	(1,914,507)	(1,052,129)
Accrued interest	3,897,169	3,833,899
Accrued incentives	(590,489)	(109,198)
Accrued expenses	(159,561)	(101,996)
Income taxes payable	(847,370)	(3,253,074)
Deferred revenue	1,504,015	1,236,030
Other long-term liabilities	(254,803)	39,851

Net cash flows from operating activities	(38,141,978)	(56,520,746)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,973,226)	(5,571,225)
Acquisitions, net of cash acquired	(5,651,919)	(13,479,613)
Proceeds from sale of property and equipment	30,822	11,954
Software development costs	(264,436)	(168,861)

Net cash flows from investing activities	(11,858,759)	(19,207,745)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,045,862)	(1,440,903)
Principal payments on capital lease obligations	(530,699)	(457,000)
Net increase in revolving credit facility	42,000,000	69,300,000
Dividends paid to parent	(4,235,000)	—
Capital contributions	4,869	4,869
Change in due to parent	2,788,000	480,000

Net cash flows from financing activities	38,981,308	67,886,966

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,019,429)	(7,841,525)
CASH AND CASH EQUIVALENTS, Beginning of period	29,326,456	32,982,876

CASH AND CASH EQUIVALENTS, End of period	$18,307,027	$25,141,351

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$18,511,767	$20,123,518
Income taxes	7,700,759	12,896,663
Noncash investing and financing activities:
Property acquired through capital lease	—	2,200,000
Other intangible agreement to be paid over three years	—	1,585,407
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreement, net of income taxes	748,000	(490,000)
Deferred taxes resulting from unrealized gain (loss) on interest rate swap agreement	473,000	(309,000)
Unpaid consideration associated with bookstore acquisitions	460,000	700,000
See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.
Basis of Presentation — The condensed consolidated balance sheet of Nebraska Book Company, Inc. (the “Company”) and its wholly-owned subsidiaries (Specialty Books, Inc., NBC Textbooks LLC, College Book Stores of America, Inc. (“CBA”) and Net Textstore LLC), at March 31, 2008 was derived from the Company’s audited consolidated balance sheet as of that date. The Company is a wholly-owned subsidiary of NBC Acquisition Corp. (“NBC”). All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions are eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full fiscal year.

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
2.	Inventories — Inventories are summarized as follows:

	December 31,	March 31,	December 31,
	2008	2008	2007
Bookstore Division	$143,650,769	$65,769,314	$126,411,168
Textbook Division	17,384,427	30,575,106	17,195,974
Complementary Services Division	3,218,083	2,666,667	3,026,453

	$164,253,279	$99,011,087	$146,633,595

3.
Goodwill and Other Identifiable Intangibles — During the nine months ended December 31, 2008, 18 bookstore locations were acquired in 15 separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $5.7 million, of which $0.4 million was assigned to tax-deductible goodwill, $1.6 million was assigned to non tax-deductible goodwill, $0.2 million was assigned to tax-deductible covenants not to compete with amortization periods of three years, $0.4 million was assigned to a non tax-deductible covenant not to compete with an amortization period of three years, and $1.2 million was assigned to contract-managed acquisition costs with amortization periods of up to ten years. As of December 31, 2008, $0.2 million of the $5.7 million purchase price and $0.3 million of contract-managed acquisition costs remained to be paid. Finally, during the nine months ended December 31, 2008, the Company paid $0.2 million of previously accrued consideration for bookstore acquisitions and contract managed acquisition costs occurring in prior periods.

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

The changes in the carrying amount of goodwill, in total and by reportable segment, are as follows:

	Bookstore	Corporate
	Division	Administration	Total
Balance, April 1, 2007	$42,544,489	$269,061,875	$311,606,364
Additions to goodwill:
Bookstore acquisitions	7,903,306	—	7,903,306

Balance, December 31, 2007	$50,447,795	$269,061,875	$319,509,670

Balance, April 1, 2008	$51,305,398	$269,061,875	$320,367,273
Additions to goodwill:
Bookstore acquisitions	2,041,882	—	2,041,882

Balance, December 31, 2008	$53,347,280	$269,061,875	$322,409,155

The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(27,750,280)	$87,079,720
Developed technology	12,716,690	(9,524,649)	3,192,041
Covenants not to compete	6,679,699	(3,675,075)	3,004,624
Contract-managed acquisition costs	4,549,378	(1,680,959)	2,868,419
Other	1,585,407	(704,627)	880,780

	$140,361,174	$(43,335,590)	$97,025,584

	March 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(23,444,140)	$91,385,860
Developed technology	12,452,254	(7,950,631)	4,501,623
Covenants not to compete	7,451,032	(3,546,939)	3,904,093
Contract-managed acquisition costs	3,652,771	(1,232,261)	2,420,510
Other	1,585,407	(308,276)	1,277,131

	$139,971,464	$(36,482,247)	$103,489,217

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(22,008,760)	$92,821,240
Developed technology	12,348,133	(7,431,755)	4,916,378
Covenants not to compete	7,534,333	(3,188,226)	4,346,107
Contract-managed acquisition costs	3,614,854	(1,057,915)	2,556,939
Other	1,585,407	(176,159)	1,409,248

	$139,912,727	$(33,862,815)	$106,049,912

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
Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization
Expense

Quarter ended December 31, 2008	$2,846,353
Quarter ended December 31, 2007	2,660,352
Nine months ended December 31, 2008	8,539,069
Nine months ended December 31, 2007	7,603,072

Estimated amortization expense for the fiscal years ending March 31:
2009	$11,325,823
2010	10,464,470
2011	7,472,696
2012	6,467,763
2013	6,235,717
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
4.
Long-Term Debt — Indebtedness at December 31, 2008 includes an amended and restated bank-administered senior credit facility (the “Senior Credit Facility”), $175.0 million of 8.625% senior subordinated notes (the “Senior Subordinated Notes”), $0.3 million of other indebtedness and $4.2 million of capital leases. The Senior Credit Facility, which was amended on February 3, 2009 as described below, is provided to the Company through a syndicate of lenders, and at December 31, 2008 consisted of a term loan (the “Term Loan”) with a remaining balance of $194.1 million (which includes remaining amounts due under both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and an $85.0 million revolving credit facility (the “Revolving Credit Facility”), outstanding indebtedness under which was $42.0 million. The Revolving Credit Facility was scheduled to expire on March 4, 2009 prior to the February 3, 2009 amendment, while the Term Loan is due March 4, 2011. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to the maximum borrowing limit. The calculated borrowing base at December 31, 2008 was $85.0 million.

Prior to the February 3, 2009 amendment, the interest rate on the Term Loan was Prime plus an applicable margin of up to 1.5% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.5%. The Revolving Credit Facility interest rate was Prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.75%. Accrued interest on the Term Loan and Revolving Credit Facility is due quarterly. Additionally, there was a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility.

On February 3, 2009, the Senior Credit Facility was amended to, among other things, (i) extend the maturity date of the Revolving Credit Facility to May 31, 2010, (ii) decrease the maximum borrowing under the Revolving Credit Facility to $65 million, (iii) amend certain definitions and financial covenants under the Senior Credit Facility, including limiting future acquisitions to contract-managed stores, and (iv) increase the interest rate on the Term Loan and Revolving Credit Facility. The applicable margin on the Revolving Credit Facility and Term Loan will increase to 6.0% on Eurodollar borrowings and 5.0% on Base rate borrowings. The Eurodollar interest rate will not be less than 3.25% plus the applicable margin. The interest rate on Base rate borrowings will be the greater of a) Prime rate, b) Federal Funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 4.25% plus the applicable margin. The Commitment Fee rate will increase to 0.75%.
Excess cash flows, as defined by the Senior Credit Facility, shall be applied towards prepayment of the Term Loan. There was no excess cash flow obligation for the fiscal years ended March 31, 2008 and 2007.
The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012.
5.
Derivative Financial Instruments — Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Until its interest rate swap agreement expired on September 30, 2008, the Company utilized derivative financial instruments to manage the risk that changes in interest rates would affect the amount of its future interest payments on its variable rate debt.

The Company’s primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes); and, historically, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company had a three-year amortizing interest rate swap agreement whereby a portion of the variable rate Term Loan was converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined by the Senior Credit Facility). This agreement expired on September 30, 2008. Notional amounts under the agreement were reduced periodically until reaching $130.0 million.
General information regarding the Company’s exposure to fluctuations in variable interest rates is presented in the following table:

	December 31,	March 31,	December 31,
	2008	2008	2007
Total indebtedness outstanding	$415,627,445	$375,204,006	$445,188,865

Term Loan subject to Eurodollar interest rate fluctuations	194,089,714	195,103,081	195,609,765

Revolving Credit Facility subject to Eurodollar interest rate fluctuations	—	—	45,000,000

Revolving Credit Facility subject to Prime rate fluctuations	42,000,000	—	24,300,000

Notional amount under swap agreement	—	130,000,000	130,000,000

Fixed interest rate indebtedness	179,537,731	180,100,925	180,279,100

Variable interest rate, including applicable margin:
Term Loan	6.38%	5.13%	7.65%
Revolving Credit Facility — Eurodollar	—	—	7.72%
Revolving Credit Facility — Prime	5.00%	—	9.25%

Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge instrument as the following criteria were met:
(1)	Formal documentation of the hedging relationship and the Company’s risk management objective and strategy for undertaking the hedge were in place.

(2)	The interest rate swap agreement was expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to the Term Loan.
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

Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

	December 31,	March 31,	December 31,
	2008	2008	2007
Balance Sheet Components:

Other assets (accrued interest) — fair value of swap agreement	$—	$(1,119,000)	$284,000
Deferred income taxes	—	433,473	(110,014)

	$—	$(685,527)	$173,986

Portion of Agreement Subsequent to September 30, 2005 Hedge Designation:
Increase (Decrease) in fair value of swap agreement:
Quarter ended December 31	$—		$(264,000)
Nine months ended December 31	1,221,000		(799,000)
Year ended March 31, 2008		$(2,222,000)

Portion of Agreement Prior to September 30, 2005 Hedge Designation:
Decrease in fair value of swap agreement:
Quarter ended December 31	—		(38,000)
Nine months ended December 31	(102,000)		(218,000)
Year ended March 31, 2008		(198,000)
6.
Fair Value Measurements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement was subsequently amended by FASB Staff Position No.’s 157-1 and 157-2 to exclude lease classification or measurement (except in certain instances) from the scope of SFAS No. 157 and to defer the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities. This Statement becomes effective for most of the Company’s nonfinancial assets and nonfinancial liabilities in fiscal year 2010 - management has not yet determined if the Statement will have a material impact on its consolidated financial statements as it pertains to such nonfinancial assets and nonfinancial liabilities.

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
The three levels are defined as follows: (1) Level 1- inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets; (2) Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and (3) Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The Company may invest in certain cash equivalents from time to time allowed by the Senior Credit Facility. At December 31, 2008, the Company did not hold any investments in cash equivalents.
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

The following table summarizes the valuation of the aforementioned financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Fixed rate debt	$83,656,647	$—	$83,656,647	$—
Variable rate debt (excluding Revolving Credit Facility)	114,513,000	—	114,513,000	—
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

The following table provides selected information about profit or loss (excluding the impact of the Company’s interdivisional administrative fee — see Note 11, Condensed Consolidating Financial Information, to the condensed consolidated financial statements) on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Quarter ended December 31, 2008:
External customer revenues	$33,440,314	$26,658,354	$6,559,468	$66,658,136
Intersegment revenues	360,662	9,542,273	1,231,080	11,134,015
Depreciation and amortization expense	2,222,917	1,522,303	661,184	4,406,404
Earnings before interest, taxes, depreciation and amortization (EBITDA)	(7,883,504)	6,291,744	(66,309)	(1,658,069)

Quarter ended December 31, 2007:
External customer revenues	$35,832,525	$22,685,712	$5,963,615	$64,481,852
Intersegment revenues	368,662	9,865,461	1,436,680	11,670,803
Depreciation and amortization expense	1,934,407	1,527,009	656,216	4,117,632
Earnings before interest, taxes, depreciation and amortization (EBITDA)	(6,218,681)	5,015,072	633,847	(569,762)

Nine months ended December 31, 2008:
External customer revenues	$304,630,395	$93,373,159	$20,790,822	$418,794,376
Intersegment revenues	1,160,271	31,910,719	4,751,375	37,822,365
Depreciation and amortization expense	6,550,212	4,563,513	1,972,308	13,086,033
Earnings before interest, taxes, depreciation and amortization (EBITDA)	17,884,424	32,115,491	657,971	50,657,886

Nine months ended December 31, 2007:
External customer revenues	$287,874,549	$83,488,331	$21,267,323	$392,630,203
Intersegment revenues	1,200,750	34,449,337	4,287,423	39,937,510
Depreciation and amortization expense	5,557,937	4,569,493	1,956,905	12,084,335
Earnings before interest, taxes, depreciation and amortization (EBITDA)	19,457,843	29,448,995	970,777	49,877,615

The following table reconciles segment information presented above with consolidated information as presented in the Company’s condensed consolidated financial statements:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenues:
Total for reportable segments	$77,792,151	$76,152,655	$456,616,741	$432,567,713
Elimination of intersegment revenues	(11,134,015)	(11,670,803)	(37,822,365)	(39,937,510)

Consolidated total	$66,658,136	$64,481,852	$418,794,376	$392,630,203

Depreciation and Amortization Expense:
Total for reportable segments	$4,406,404	$4,117,632	$13,086,033	$12,084,335
Corporate Administration	217,595	366,622	920,681	745,621

Consolidated total	$4,623,999	$4,484,254	$14,006,714	$12,829,956

Income Before Income Taxes:
Total EBITDA for reportable segments	$(1,658,069)	$(569,762)	$50,657,886	$49,877,615
Corporate Administration EBITDA loss (including interdivision profit elimination)	(6,189,906)	(6,556,819)	(12,888,985)	(13,941,696)

	(7,847,975)	(7,126,581)	37,768,901	35,935,919
Depreciation and amortization	(4,623,999)	(4,484,254)	(14,006,714)	(12,829,956)

Consolidated income from operations	(12,471,974)	(11,610,835)	23,762,187	23,105,963
Interest and other expenses, net	(7,657,776)	(8,018,432)	(23,554,692)	(24,549,916)

Consolidated income (loss) before income taxes	$(20,129,750)	$(19,629,267)	$207,495	$(1,443,953)

The Company’s revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.
8.
Share-Based Compensation — On August 18, 2008, NBC Holding’s Corp. (NBC’s parent) amended the 2004 Stock Option Plan (the “Plan”), increasing the number of options available for issuance under the Plan to 85,306 options from 81,306 options. There were no options granted during the nine months ended December 31, 2008. On August 31, 2008, 238 options were forfeited as a result of an employee resignation.

9.
Related Party Transactions — In accordance with the Company’s debt covenants, the Company declared and paid $4.2 million in dividends to NBC during the nine months ended December 31, 2008 to provide funding for interest due and payable on NBC’s $77.0 million 11% senior discount notes (the “Senior Discount Notes”).

10.
Accounting Pronouncements Not Yet Adopted — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133) (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement becomes effective in fiscal year 2010. The Company’s present interest rate swap agreement expired on September 30, 2008; however, the current disclosure format will need to be expanded (particularly as it relates to the specific components of gains and losses on derivative instruments) if derivative instruments are used in the future.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (revised 2007)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS No. 141 (revised 2007) requires that direct costs associated with an acquisition be expensed as incurred. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Included in SFAS No. 160 is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. These Statements become effective for the Company in fiscal year 2010. Management has not yet determined if SFAS No. 141 (revised 2007) will have a material impact on its consolidated financial statements. SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial statements.
11.
Subsequent Event — The Senior Credit Facility was amended effective February 3, 2009 to, among other things, (i) extend the maturity date of the Revolving Credit Facility to May 31, 2010, (ii) decrease the maximum borrowing under the Revolving Credit Facility to $65 million, (iii) amend certain definitions and financial covenants under the Senior Credit Facility, including limiting future acquisitions to contract-managed stores, and (iv) increase the interest rate on the Term Loan and Revolving Credit Facility.

In conjunction with the Senior Credit Facility amendment on February 3, 2009, NBC entered into a Stock Subscription Agreement with NBC Holdings Corp. (“Holdings”), pursuant to which Holdings purchased 10,000 shares of a newly created series of NBC preferred stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10,000,000. The holders of the preferred stock shall be entitled to receive mandatory cumulative dividends from the date of issuance at a rate of 15% of the liquidation preference, which is equal to $1,000 per share, as adjusted. As a result of the Stock Subscription Agreement, the Company did receive a $10.0 million capital contribution from NBC.
12.
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

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2008

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,729,483	$6,577,544	$—	$18,307,027
Receivables, net	45,328,348	57,057,768	(27,908,120)	74,477,996
Inventories	111,770,835	52,482,444	—	164,253,279
Recoverable income taxes	5,794,462	—	—	5,794,462
Deferred income taxes	2,282,092	5,057,001	—	7,339,093
Prepaid expenses and other assets	2,849,856	358,331	—	3,208,187

Total current assets	179,755,076	121,533,088	(27,908,120)	273,380,044

PROPERTY AND EQUIPMENT, net	40,253,860	5,371,157	—	45,625,017

GOODWILL	306,873,046	15,536,109	—	322,409,155

IDENTIFIABLE INTANGIBLES, NET	43,780,517	84,565,067	—	128,345,584

INVESTMENT IN SUBSIDIARIES	146,395,806	—	(146,395,806)	—

OTHER ASSETS	5,212,773	667,902	—	5,880,675

	$722,271,078	$227,673,323	$(174,303,926)	$775,640,475

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$51,298,351	$39,626,804	$(27,908,120)	$63,017,035
Accrued employee compensation and benefits	7,354,692	2,831,441	—	10,186,133
Accrued interest	4,557,106	—	—	4,557,106
Accrued incentives	27,136	6,491,232	—	6,518,368
Accrued expenses	2,581,521	431,040	—	3,012,561
Income taxes payable	(976,668)	976,668	—	—
Deferred revenue	2,364,677	2,332	—	2,367,009
Current maturities of long-term debt	2,581,009	—	—	2,581,009
Current maturities of capital lease obligations	728,715	—	—	728,715
Revolving credit facility	42,000,000	—	—	42,000,000

Total current liabilities	112,516,539	50,359,517	(27,908,120)	134,967,936

LONG-TERM DEBT, net of current maturities	366,806,962	—	—	366,806,962

CAPITAL LEASE OBLIGATIONS, net of current maturities	3,510,759	—	—	3,510,759

OTHER LONG-TERM LIABILITIES	4,785,175	70,000	—	4,855,175

DEFERRED INCOME TAXES	22,383,415	30,848,000	—	53,231,415

DUE TO PARENT	19,758,151	—	—	19,758,151

COMMITMENTS

STOCKHOLDER’S EQUITY	192,510,077	146,395,806	(146,395,806)	192,510,077

	$722,271,078	$227,673,323	$(174,303,926)	$775,640,475

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

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2007

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,394,361	$9,746,990	$—	$25,141,351
Receivables, net	63,825,821	50,090,636	(41,718,098)	72,198,359
Inventories	100,169,550	46,464,045	—	146,633,595
Recoverable income taxes	6,708,589	—	—	6,708,589
Deferred income taxes	1,996,114	4,770,001	—	6,766,115
Prepaid expenses and other assets	2,232,023	271,366	—	2,503,389

Total current assets	190,326,458	111,343,038	(41,718,098)	259,951,398

PROPERTY AND EQUIPMENT, net	39,887,289	5,593,286	—	45,480,575

GOODWILL	303,973,561	15,536,109	—	319,509,670

IDENTIFIABLE INTANGIBLES, NET	47,733,160	89,636,752	—	137,369,912

INVESTMENT IN SUBSIDIARIES	129,461,286	—	(129,461,286)	—

OTHER ASSETS	7,124,036	810,845	—	7,934,881

	$718,505,790	$222,920,030	$(171,179,384)	$770,246,436

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$27,457,027	$48,990,245	$(41,718,098)	$34,729,174
Accrued employee compensation and benefits	9,820,275	3,340,597	—	13,160,872
Accrued interest	4,544,699	—	—	4,544,699
Accrued incentives	43,665	6,830,399	—	6,874,064
Accrued expenses	1,974,376	257,867	—	2,232,243
Income taxes payable	(454,636)	454,636	—	—
Deferred revenue	2,134,696	—	—	2,134,696
Current maturities of long-term debt	2,069,498	—	—	2,069,498
Current maturities of capital lease obligations	636,239	—	—	636,239
Revolving credit facility	69,300,000	—	—	69,300,000

Total current liabilities	117,525,839	59,873,744	(41,718,098)	135,681,485

LONG-TERM DEBT, net of current maturities	368,881,284	—	—	368,881,284

CAPITAL LEASE OBLIGATIONS, net of current maturities	4,301,844	—	—	4,301,844

OTHER LONG-TERM LIABILITIES	4,790,539	185,000	—	4,975,539

DEFERRED INCOME TAXES	22,423,119	33,400,000	—	55,823,119

DUE TO PARENT	17,213,279	—	—	17,213,279

COMMITMENTS

STOCKHOLDER’S EQUITY	183,369,886	129,461,286	(129,461,286)	183,369,886

	$718,505,790	$222,920,030	$(171,179,384)	$770,246,436

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 2008

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$29,298,865	$47,061,351	$(9,702,080)	$66,658,136

COSTS OF SALES (exclusive of depreciation shown below)	18,770,118	31,294,850	(10,140,053)	39,924,915

Gross profit	10,528,747	15,766,501	437,973	26,733,221

OPERATING EXPENSES (INCOME):
Selling, general and administrative	23,291,526	10,851,697	437,973	34,581,196
Depreciation	1,382,712	394,934	—	1,777,646
Amortization	1,285,738	1,560,615	—	2,846,353
Intercompany administrative fee	(1,230,900)	1,230,900	—	—
Equity in earnings of subsidiaries	(1,146,439)	—	1,146,439	—

	23,582,637	14,038,146	1,584,412	39,205,195

INCOME (LOSS) FROM OPERATIONS	(13,053,890)	1,728,355	(1,146,439)	(12,471,974)

OTHER EXPENSES (INCOME):
Interest expense	7,820,666	—	—	7,820,666
Interest income	(152,806)	(10,084)	—	(162,890)
Loss on derivative financial instrument	—	—	—	—

	7,667,860	(10,084)	—	7,657,776

INCOME (LOSS) BEFORE INCOME TAXES	(20,721,750)	1,738,439	(1,146,439)	(20,129,750)

INCOME TAX EXPENSE (BENEFIT)	(8,644,000)	592,000	—	(8,052,000)

NET INCOME (LOSS)	$(12,077,750)	$1,146,439	$(1,146,439)	$(12,077,750)

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 2007

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$31,547,972	$42,939,560	$(10,005,680)	$64,481,852

COSTS OF SALES (exclusive of depreciation shown below)	18,600,610	29,112,762	(10,283,433)	37,429,939

Gross profit	12,947,362	13,826,798	277,753	27,051,913

OPERATING EXPENSES (INCOME):
Selling, general and administrative	23,450,758	10,449,983	277,753	34,178,494
Depreciation	1,441,266	382,636	—	1,823,902
Amortization	1,184,590	1,475,762	—	2,660,352
Intercompany administrative fee	(1,209,600)	1,209,600	—	—
Equity in earnings of subsidiaries	(271,817)	—	271,817	—

	24,595,197	13,517,981	549,570	38,662,748

INCOME (LOSS) FROM OPERATIONS	(11,647,835)	308,817	(271,817)	(11,610,835)

OTHER EXPENSES (INCOME):
Interest expense	8,460,267	—	—	8,460,267
Interest income	(479,835)	—	—	(479,835)
Loss on derivative financial instrument	38,000	—	—	38,000

	8,018,432	—	—	8,018,432

INCOME (LOSS) BEFORE INCOME TAXES	(19,666,267)	308,817	(271,817)	(19,629,267)

INCOME TAX EXPENSE (BENEFIT)	(7,790,000)	37,000	—	(7,753,000)

NET INCOME (LOSS)	$(11,876,267)	$271,817	$(271,817)	$(11,876,267)

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$252,728,858	$198,520,746	$(32,455,228)	$418,794,376

COSTS OF SALES (exclusive of depreciation shown below)	164,493,705	128,270,222	(33,576,593)	259,187,334

Gross profit	88,235,153	70,250,524	1,121,365	159,607,042

OPERATING EXPENSES (INCOME):
Selling, general and administrative	83,158,473	37,558,303	1,121,365	121,838,141
Depreciation	4,327,127	1,140,518	—	5,467,645
Amortization	3,921,895	4,617,174	—	8,539,069
Intercompany administrative fee	(3,692,700)	3,692,700	—	—
Equity in earnings of subsidiaries	(14,812,505)	—	14,812,505	—

	72,902,290	47,008,695	15,933,870	135,844,855

INCOME FROM OPERATIONS	15,332,863	23,241,829	(14,812,505)	23,762,187

OTHER EXPENSES (INCOME):
Interest expense	23,795,302	—	—	23,795,302
Interest income	(310,934)	(31,676)	—	(342,610)
Loss on derivative financial instrument	102,000	—	—	102,000

	23,586,368	(31,676)	—	23,554,692

INCOME (LOSS) BEFORE INCOME TAXES	(8,253,505)	23,273,505	(14,812,505)	207,495

INCOME TAX EXPENSE (BENEFIT)	(8,378,000)	8,461,000	—	83,000

NET INCOME	$124,495	$14,812,505	$(14,812,505)	$124,495

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$242,605,403	$184,950,686	$(34,925,886)	$392,630,203

COSTS OF SALES (exclusive of depreciation shown below)	158,816,526	120,475,464	(36,149,267)	243,142,723

Gross profit	83,788,877	64,475,222	1,223,381	149,487,480

OPERATING EXPENSES (INCOME):
Selling, general and administrative	78,290,521	34,037,659	1,223,381	113,551,561
Depreciation	4,072,780	1,154,104	—	5,226,884
Amortization	3,167,632	4,435,440	—	7,603,072
Intercompany administrative fee	(3,629,200)	3,629,200	—	—
Equity in earnings of subsidiaries	(13,486,819)	—	13,486,819	—

	68,414,914	43,256,403	14,710,200	126,381,517

INCOME FROM OPERATIONS	15,373,963	21,218,819	(13,486,819)	23,105,963

OTHER EXPENSES (INCOME):
Interest expense	25,349,164	—	—	25,349,164
Interest income	(1,017,248)	—	—	(1,017,248)
Loss on derivative financial instrument	218,000	—	—	218,000

	24,549,916	—	—	24,549,916

INCOME (LOSS) BEFORE INCOME TAXES	(9,175,953)	21,218,819	(13,486,819)	(1,443,953)

INCOME TAX EXPENSE (BENEFIT)	(8,302,000)	7,732,000	—	(570,000)

NET INCOME (LOSS)	$(873,953)	$13,486,819	$(13,486,819)	$(873,953)

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES	$(43,014,685)	$4,872,707	$—	$(38,141,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,827,556)	(1,177,190)	31,520	(5,973,226)
Acquisitions, net of cash acquired	(2,756,420)	(2,895,499)	—	(5,651,919)
Proceeds from sale of property and equipment	23,142	39,200	(31,520)	30,822
Software development costs	(264,436)	—	—	(264,436)

Net cash flows from investing activities	(7,825,270)	(4,033,489)	—	(11,858,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,045,862)	—	—	(1,045,862)
Principal payments on capital lease obligations	(530,699)	—	—	(530,699)
Net increase in revolving credit facility	42,000,000	—	—	42,000,000

Dividends paid to parent	(4,235,000)			(4,235,000)

Capital contributions	4,869	—	—	4,869
Change in due to parent	2,788,000	—	—	2,788,000

Net cash flows from financing activities	38,981,308	—	—	38,981,308

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,858,647)	839,218	—	(11,019,429)

CASH AND CASH EQUIVALENTS, Beginning of period	23,588,130	5,738,326	—	29,326,456

CASH AND CASH EQUIVALENTS, End of period	$11,729,483	$6,577,544	$—	$18,307,027

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES	$(62,807,608)	$6,286,862	$—	(56,520,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,015,488)	(580,488)	24,751	(5,571,225)
Acquisitions, net of cash acquired	(13,129,613)	(350,000)	—	(13,479,613)
Proceeds from sale of property and equipment	2,737	33,968	(24,751)	11,954
Software development costs	(168,861)	—	—	(168,861)

Net cash flows from investing activities	(18,311,225)	(896,520)	—	(19,207,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,440,903)	—	—	(1,440,903)
Principal payments on capital lease obligations	(457,000)	—	—	(457,000)
Net increase in revolving credit facility	69,300,000	—	—	69,300,000

Capital contributions	4,869	—	—	4,869
Change in due to parent	480,000	—	—	480,000

Net cash flows from financing activities	67,886,966	—	—	67,886,966

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,231,867)	5,390,342	—	(7,841,525)

CASH AND CASH EQUIVALENTS, Beginning of period	28,626,228	4,356,648	—	32,982,876

CASH AND CASH EQUIVALENTS, End of period	$15,394,361	$9,746,990	$—	$25,141,351

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
Acquisitions. Our Bookstore Division continues to grow its number of bookstore locations. We acquired 2 bookstore locations in one transaction and commenced operation of 2 new bookstore locations during the quarter ended December 31, 2008. Effective February 3, 2009, our acquisitions of existing bookstores will be limited to contract-managed locations in accordance with the Senior Credit Facility amendment. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.
Revenue Results. Consolidated revenues for the quarter ended December 31, 2008 increased $2.2 million, or 3.4% from the quarter ended December 31, 2007. This increase is primarily attributable to increased revenues in the Textbook Division and Complementary Services Division. Revenues in the Bookstore Division for the quarter ended December 31, 2008 were down compared to the prior year quarter.
EBITDA Results. Consolidated EBITDA for the quarter ended December 31, 2008 decreased $0.7 million, or 10.1% from the quarter ended December 31, 2007. The consolidated EBITDA decrease is primarily attributable to the Bookstore Division lower revenues. EBITDA also decreased in the Complementary Services Division. The increase in the Textbook Division was due to increased revenues and gross profits while selling, general and administrative expenses were comparable to the prior year quarter. Finally, Corporate Administration’s EBITDA loss declined as a result of a decrease in the interdivision profit elimination. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.
Subsequent Event. The Senior Credit Facility was amended effective February 3, 2009 to, among other things, (i) extend the maturity date of the Revolving Credit Facility to May 31, 2010, (ii) decrease the maximum borrowing capacity under the Revolving Credit Facility to $65 million, (iii) amend certain definitions and financial covenants under the Senior Credit Facility, including limiting future acquisitions to contract-managed stores, and (iv) increase the interest rate on the Term Loan and Revolving Credit Facility.
In conjunction with the Senior Credit Facility amendment on February 3, 2009, NBC entered into a Stock Subscription Agreement with NBC Holdings Corp. (“Holdings”), pursuant to which Holdings purchased 10,000 shares of a newly created series of NBC preferred stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10,000,000. The holders of the preferred stock shall be entitled to receive mandatory cumulative dividends from the date of issuance at a rate of 15% of the liquidation preference, which is equal to $1,000 per share, as adjusted. As a result of the Stock Subscription Agreement, the Company did receive a $10.0 million capital contribution from NBC.
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

Quarter Ended December 31, 2008 Compared With Quarter Ended December 31, 2007.
Revenues. Revenues for the quarters ended December 31, 2008 and 2007 and the corresponding change in revenues were as follows:

			Change
	2008	2007	Amount	Percentage
Bookstore Division	$33,800,976	$36,201,187	$(2,400,211)	(6.6)%
Textbook Division	36,200,627	32,551,173	3,649,454	11.2%
Complementary Services Division	7,790,548	7,400,295	390,253	5.3%
Intercompany Eliminations	(11,134,015)	(11,670,803)	536,788	(4.6)%

	$66,658,136	$64,481,852	$2,176,284	3.4%

The decrease in Bookstore Division revenues was primarily attributable to same-store sales. Same-store sales for the quarter ended December 31, 2008 decreased $3.1 million, or 9.2%, from the quarter ended December 31, 2007, primarily due to decreased new textbook and clothing revenues. The Company defines same-store sales for the quarter ended December 31, 2008 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2008. In addition, revenues declined $1.0 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2007 which were subsequently closed, if any) since July 1, 2007. The Company has added 45 bookstore locations through acquisitions or start-ups since April 1, 2007. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2007 and subsequently closed, if any) provided an additional $1.7 million of revenue for the quarter ended December 31, 2008.
For the quarter ended December 31, 2008, Textbook Division revenues increased $3.6 million or 11.2% from the quarter ended December 31, 2007, due to a 4.7% increase in the average price per book sold and a 3.9% increase in units sold. Complementary Services Division revenues increased $0.4 million from the quarter ended December 31, 2007, as increases in the distance education, e-commerce and consulting businesses were partially offset by a decrease in revenue from our systems business. Intercompany eliminations decreased $0.5 million, or 4.6%, primarily as a result of a shift in Textbook Division revenues from our own bookstores to independent bookstores (external customers).
Gross profit. Gross profit for the quarter ended December 31, 2008 decreased $0.4 million, or 1.2%, to $26.7 million from $27.1 million for the quarter ended December 31, 2007. The decrease in gross profit was primarily attributable to the decrease in Bookstore Division revenues, though the consolidated gross margin percentage also decreased to 40.1% for the quarter ended December 31, 2008 from 42.0% for the quarter ended December 31, 2007. The decrease in consolidated gross margin percentage is primarily attributable to slightly lower gross margin percentages for new textbooks and general merchandise in the Bookstore Division.
Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended December 31, 2008 increased $0.4 million, or 1.2%, to $34.6 million from $34.2 million for the quarter ended December 31, 2007. Selling, general and administrative expenses as a percentage of revenues were 51.9% and 53.0% for the quarters ended December 31, 2008 and 2007, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth in the Bookstore Division which is partially offset by an approximate $1.2 million decrease in the Company’s accrual for incentive compensation.

Earnings (loss) before interest, taxes, depreciation, and amortization (EBITDA). EBITDA for the quarters ended December 31, 2008 and 2007 and the corresponding change in EBITDA were as follows:

			Change
	2008	2007	Amount	Percentage
Bookstore Division	$(7,883,504)	$(6,218,681)	$(1,664,823)	(26.8)%
Textbook Division	6,291,744	5,015,072	1,276,672	25.5%
Complementary Services Division	(66,309)	633,847	(700,156)	(110.5)%
Corporate Administration	(6,189,906)	(6,556,819)	366,913	5.6%

	$(7,847,975)	$(7,126,581)	$(721,394)	(10.1)%

The decrease in Bookstore Division EBITDA was primarily due to the aforementioned decrease in revenues and lower margins partially offset by lower incentive compensation expense. The increase in Textbook Division EBITDA was primarily due to the previously mentioned increase in revenues and gross profits and steady selling, general and administrative expenses. Complementary Services Division EBITDA decreased primarily due to a decrease in gross profit and higher selling, general and administrative expenses. Corporate Administration’s EBITDA loss declined as a result of a decrease in the interdivision profit elimination, which can fluctuate during interim periods but is typically relatively unchanged by fiscal year-end.
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

The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

	Quarter Ended December 31,
	2008	2007
EBITDA	$(7,847,975)	$(7,126,581)
Adjustments to reconcile EBITDA to net cash flows from operating activities:
Share-based compensation	262,791	307,831
Interest income	162,890	479,835
Provision for losses on receivables	75,442	34,070
Cash paid for interest	(3,545,118)	(4,368,252)
Cash paid for income taxes	(5,768,926)	(8,778,583)
(Gain) Loss on disposal of assets	(5,081)	6,355
Tax expense due to parent	(1,437,000)	(549,000)
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(96,263,122)	(104,407,042)

Net Cash Flows from Operating Activities	$(114,366,099)	$(124,401,367)

Net Cash Flows from Investing Activities	$(2,070,521)	$(12,684,681)

Net Cash Flows from Financing Activities	$43,242,807	$68,663,441

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Depreciation expense. Depreciation expense for the quarter ended December 31, 2008 was comparable at $1.8 million to the quarter ended December 31, 2007.
Amortization expense. Amortization expense for the quarter ended December 31, 2008 increased $0.1 million, or 7.0%, to $2.8 million from $2.7 million for the quarter ended December 31, 2007, due in part to an increase in amortization of non-compete agreements and contract-managed acquisition costs primarily associated with bookstore acquisitions and contract-management renewals.
Interest expense, net. Interest expense, net for the quarter ended December 31, 2008 decreased $0.3 million, or 4.5%, to $7.7 million from $8.0 million for the quarter ended December 31, 2007, primarily due to a $0.7 million decline in interest on the Term Loan mainly due to a decline in the variable interest rate and a $0.3 million decline in interest on the Revolving Credit Facility due to lower outstanding indebtedness. These decreases were partly offset by a $0.3 million decline in interest income due primarily to lower interest rates on invested funds.
Income taxes. Income tax benefit for the quarter ended December 31, 2008 increased $0.3 million, or 3.9%, to $8.1 million from $7.8 million for the quarter ended December 31, 2007. Our effective tax rate for the quarters ended December 31, 2008 and 2007 was 40.0% and 39.5%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

Nine Months Ended December 31, 2008 Compared With Nine Months Ended December 31, 2007.
Revenues. Revenues for the nine months ended December 31, 2008 and 2007 and the corresponding change in revenues were as follows:

			Change
	2008	2007	Amount	Percentage
Bookstore Division	$305,790,666	$289,075,299	$16,715,367	5.8%
Textbook Division	125,283,878	117,937,668	7,346,210	6.2%
Complementary Services Division	25,542,197	25,554,746	(12,549)	(0.0)%
Intercompany Eliminations	(37,822,365)	(39,937,510)	2,115,145	(5.3)%

	$418,794,376	$392,630,203	$26,164,173	6.7%

For the nine months ended December 31, 2008, Bookstore Division revenues increased $16.7 million or 5.8% from the nine months ended December 31, 2007. The increase in Bookstore Division revenues was primarily attributable to the addition of 45 bookstore locations through acquisitions or start-ups since April 1, 2007. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2007 and subsequently closed, if any) provided an additional $24.6 million of revenue for the nine months ended December 31, 2008. Same-store sales for the nine months ended December 31, 2008 decreased $2.9 million or 1.1%, from the nine months ended December 31, 2007, primarily due to decreased new textbook and clothing revenues which were partially offset by increased used textbook revenues. The Company defines same-store sales for the nine months ended December 31, 2008 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2008. Finally, revenues declined $5.0 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2007 which were subsequently closed, if any) since April 1, 2007.
For the nine months ended December 31, 2008, Textbook Division revenues increased $7.3 million or 6.2% from the nine months ended December 31, 2007, due primarily to a 7.1% increase in the average price per book sold offset partially by a 2.3% reduction in units sold. The decrease in units sold is primarily attributable to a decrease in the number of units provided by the Bookstore Division. The Bookstore Division has provided fewer used textbooks to the Textbook Division from its end of semester buyback process because the Bookstore Division is keeping more books purchased at buyback to make them available for sale on third party websites. Complementary Services Division revenues decreased slightly compared to the prior year nine months as decreases in the distance education, systems and consulting businesses were mostly offset by an increase in revenue from our e-commerce and supplies businesses. Intercompany eliminations decreased $2.1 million, or 5.3%, primarily as a result of a shift in Textbook Division revenues from our own bookstores to independent bookstores (external customers).
Gross profit. Gross profit for the nine months ended December 31, 2008 increased $10.1 million, or 6.8%, to $159.6 million from $149.5 million for the nine months ended December 31, 2007. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage was comparable at 38.1% for the nine months ended December 31, 2008 and for the nine months ended December 31, 2007.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended December 31, 2008 increased $8.2 million, or 7.3%, to $121.8 million from $113.6 million for the nine months ended December 31, 2007. Selling, general and administrative expenses as a percentage of revenues were 29.1% and 28.9% for the nine months ended December 31, 2008 and 2007, respectively. The increase in selling, general and administrative expenses, which includes a $3.3 million increase in personnel costs and a $2.3 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division. The increase in personnel costs due to growth in the Bookstore Division was partially offset by an approximate $0.8 million decrease in the Company’s accrual for incentive compensation. Commission and shipping expenses also increased $0.8 million and $0.9 million respectively, primarily due to increased Bookstore Division sales on the Internet involving third party websites.

Earnings (loss) before interest, taxes, depreciation, and amortization (EBITDA). EBITDA for the nine months ended December 31, 2008 and 2007 and the corresponding change in EBITDA were as follows:

			Change
	2008	2007	Amount	Percentage
Bookstore Division	$17,884,424	$19,457,843	$(1,573,419)	(8.1)%
Textbook Division	32,115,491	29,448,995	2,666,496	9.1%
Complementary Services Division	657,971	970,777	(312,806)	(32.2)%
Corporate Administration	(12,888,985)	(13,941,696)	1,052,711	7.6%

	$37,768,901	$35,935,919	$1,832,982	5.1%

Bookstore Division EBITDA decreased $1.6 million or 8.1%, as increased revenues were offset by a slightly lower gross profit and slightly higher selling, general and administrative expenses as a percentage of revenues. The $2.7 million or 9.1% increase in Textbook Division EBITDA was primarily due to the previously mentioned increase in revenues and gross profits and steady selling, general and administrative expenses. Complementary Services Division EBITDA decreased $0.3 million or 32.2% primarily due to higher selling, general and administrative expenses. Corporate Administration’s EBITDA loss declined as a result of a decrease in the interdivision profit elimination, which can fluctuate during interim periods but is typically relatively unchanged by fiscal year-end.
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

The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

	Nine Months Ended December 31,
	2008	2007
EBITDA	$37,768,901	$35,935,919
Adjustments to reconcile EBITDA to net cash flows from operating activities:
Share-based compensation	748,223	795,289
Interest income	342,610	1,017,248
Provision for losses on receivables	89,592	12,371
Cash paid for interest	(18,511,767)	(20,123,518)
Cash paid for income taxes	(7,700,759)	(12,896,663)
Loss on disposal of assets	56,752	186,863
Tax expense due to parent	(2,788,000)	(480,000)
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(48,147,530)	(60,968,255)

Net Cash Flows from Operating Activities	$(38,141,978)	$(56,520,746)

Net Cash Flows from Investing Activities	$(11,858,759)	$(19,207,745)

Net Cash Flows from Financing Activities	$38,981,308	$67,886,966

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Depreciation expense. Depreciation expense for the nine months ended December 31, 2008 increased $0.3 million, or 4.6%, to $5.5 million from $5.2 million for the nine months ended December 31, 2007, due primarily to growth in the Bookstore Division (including new stores added since April 1, 2007 and store remodeling projects).
Amortization expense. Amortization expense for the nine months ended December 31, 2008 increased $0.9 million, or 12.3%, to $8.5 million from $7.6 million for the nine months ended December 31, 2007, due in part to a $0.7 million increase in amortization of non-compete agreements and contract-managed acquisition costs primarily associated with bookstore acquisitions and contract-management renewals occurring since April 1, 2007 and $0.2 million of amortization of certain contractual rights associated with a September 1, 2007 agreement with a third-party software company.
Interest expense, net. Interest expense, net for the nine months ended December 31, 2008 decreased $0.9 million, or 4.1%, to $23.6 million from $24.5 million for the nine months ended December 31, 2007, primarily due to a $1.3 million decline in interest on the Term Loan mainly due to a decline in the variable interest rate and a $0.2 million decline in interest on the Revolving Credit Facility. These decreases were partially offset by a $0.7 million decline in interest income primarily due to lower interest rates on invested funds.
Income taxes. Income tax expense for the nine months ended December 31, 2008 changed $0.7 million, or 114.6%, to $0.1 million from a tax benefit of $0.6 million for the nine months ended December 31, 2007. Our effective tax rate for the nine months ended December 31, 2008 and 2007 was 40.0% and 39.5%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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
Goodwill and Intangible Assets. Our acquisitions of college bookstores result in the application of purchase accounting as of the transaction date. In certain circumstances, our management performs valuations where appropriate to determine the fair value of assets acquired and liabilities assumed. The goodwill in such transactions is determined by calculating the difference between the purchase price and the fair value of net assets acquired. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including Statements of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed; No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”); and No. 144, Impairment of Long-Lived Assets. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We are currently evaluating current industry trends and assessing the impact of the uncertainty of the economy. If we determine there to be impairment upon completion of the SFAS No. 142 analysis, the resulting adjustment could have significant, non-cash, non-EBITDA impact on our results of operations for the fourth quarter of 2009. Our evaluation of impairment is based on a combination of our projection of estimated future cash flows and other valuation methodologies. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets.

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
LIQUIDITY AND CAPITAL RESOURCES
Financing Activities
Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for dividends to fund interest payments due at NBC, for working capital, for income tax payments, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our Revolving Credit Facility. At December 31, 2008, our total indebtedness was $415.6 million, consisting of a $194.1 million Term Loan, $175.0 million of Senior Subordinated Notes, $42.0 million of outstanding indebtedness under the Revolving Credit Facility and $4.5 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued Senior Discount Notes, the balance of which at December 31, 2008 was $77.0 million (face value).
Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and NBC’s Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility’s Term Loan, we are scheduled to make principal payments totaling approximately $2.0 million in fiscal years 2009-2010 and $191.1 million in fiscal year 2011, including significant quarterly principal payments beginning June 30, 2010. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined by the Senior Credit Facility), if any, towards the Term Loan principal balances. There was no excess cash flow obligation for the fiscal years ended March 31, 2008 and 2007.
Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by us. On July 15, 2005, we entered into an interest rate swap agreement to essentially convert a portion of the variable rate Term Loan into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined by the Senior Credit Facility). This agreement was effective as of September 30, 2005 and expired September 30, 2008. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments which began on September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.
The Senior Credit Facility was amended effective February 3, 2009, to among other things, (i) extend the maturity date of the Revolving Credit Facility to May 31, 2010, (ii) decrease the maximum borrowing capacity under the Revolving Credit Facility to $65 million, (iii) amend certain definitions and financial covenants under the Senior Credit Facility, including limiting future acquisitions to contract-managed stores, and (iv) increase the interest rate on the Term Loan and Revolving Credit Facility. The applicable margin on the Revolving Credit Facility and Term Loan will increase to 6.0% on Eurodollar borrowings and 5.0% on Base rate borrowings. The Eurodollar interest rate will not be less than 3.25% plus the applicable margin. The interest rate on Base rate borrowings will be the greater of a) Prime rate, b) Federal Funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 4.25% plus the applicable margin. The Commitment Fee rate will increase to 0.75%.

During the nine months ended December 31, 2008, we declared and paid $4.2 million in dividends to NBC to provide funding for interest due and payable on NBC’s Senior Discount Notes.
We file a consolidated federal income tax return with our parent company, NBC, and follow a policy of recording income taxes equal to that which would have been incurred had we filed a separate return. We are responsible for remitting tax payments and collecting tax refunds for the consolidated group. The $2.8 million increase in the due to parent balance for the nine months ended December 31, 2008 represents the current period tax savings resulting from operating losses generated by NBC from which we derive the benefit through reduced tax payments on the consolidated return.
In July 2007, we relocated a bookstore and its new property lease was classified as a capital lease. This lease expires in fiscal year 2018 and contains two five-year options to renew. The capital lease obligation and corresponding property recorded at inception of the lease totaled $2.2 million.
Investing Cash Flows
Our capital expenditures were $6.0 million and $5.6 million for the nine months ended December 31, 2008 and 2007, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. As part of the February 3, 2009 amendment to the Senior Credit Facility, the annual capital expenditure limit was changed to $13.0 million for fiscal year 2009. We expect capital expenditures to be between $6.0 million and $7.0 million for fiscal year 2009.
Business acquisition and contract-management renewal expenditures were $5.7 million and $13.5 million for the nine months ended December 31, 2008 and 2007, respectively. During the nine months ended December 31, 2008, 18 bookstore locations were acquired in 15 separate transactions (15 of which were contract-managed locations). During the nine months ended December 31, 2007, 19 bookstore locations were acquired in 13 separate transactions (10 of which were contract-managed locations). Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility, as amended.
During the nine months ended December 31, 2008 and 2007, we capitalized $0.3 million and $0.2 million, respectively, in software development costs associated with new software products and enhancements to existing software products.
Operating Cash Flows
Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used in operating activities for the nine months ended December 31, 2008 were $38.1 million, down $18.4 million from $56.5 million for the nine months ended December 31, 2007. The increase in net cash flows from operating activities is due primarily to increased accounts payable balances, which is partially offset by increases in inventories. The increase in accounts payable is partially the result of a change in our new textbook return practices during the fiscal third quarter whereby increased returns of new textbooks early in the quarter decreased our use of cash to pay vendors. That increase in return activity early in the quarter led to higher purchases later in the quarter to replenish inventory levels in our bookstores as they prepared for the upcoming January back to school period.
As of December 31, 2008, we had $18.3 million in cash available to help fund working capital requirements. At certain times of the year, we also invest in cash equivalents. Any investments in cash equivalents are subject to restrictions under the Senior Credit Facility. The Senior Credit Facility allows investments in (1) certain short-term securities issued by, or unconditionally guaranteed by, the federal government, (2) certain short-term deposits in banks that have combined capital and surplus of not less than $500 million, (3) certain short-term commercial paper of issuers rated at least A-1 by Standard & Poor’s or P-1 by Moody’s, (4) certain money market funds which invest exclusively in assets otherwise allowable under the Senior Credit Facility and (5) certain other similar short-term investments. At December 31, 2008, we did not hold any investments in cash equivalents. Although we invest in compliance with the restrictions under our Senior Credit Facility and generally seek to minimize the risk associated with investments by investing in investment grade, highly liquid securities, we cannot give assurances that the cash equivalents in our investment portfolio, in which we may invest in the future, will not lose all or a portion of their value or become impaired in the future.

Covenant Restrictions
Access to our principal sources of cash is subject to various restrictions and compliance with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, and minimum fixed charge coverage ratios. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to the maximum borrowing limit. Effective February 3, 2009, the maximum additional borrowings was reduced to $65.0 million per the Senior Credit Facility Amendment. The Senior Credit Facility restricts our ability to make investments, acquisitions, loans or advances and pay dividends, except that, among other things, we may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes owed by NBC. The indenture governing the Senior Subordinated Notes restricts the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company’s consolidated net income. The indenture governing the Senior Discount Notes contains similar restrictions on the ability of NBC and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect our ability to meet our cash obligations for the remaining term of the Revolving Credit Facility.
Sources of and Needs for Capital
As of December 31, 2008, we could borrow up to $85.0 million under the Revolving Credit Facility, outstanding indebtedness under which was $42.0 million at December 31, 2008. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The Senior Credit Facility was amended effective February 3, 2009 to, among other things, (i) extend the maturity date of the Revolving Credit Facility to May 31, 2010, (ii) decrease the maximum borrowing capacity under the Revolving Credit Facility to $65 million, (iii) amend certain definitions and financial covenants under the Senior Credit Facility, including limiting future acquisitions to contract-managed stores, and (iv) increase the interest rate on the Term Loan and Revolving Credit Facility.
In conjunction with the Senior Credit Facility amendment on February 3, 2009, NBC entered into a Stock Subscription Agreement with NBC Holdings Corp. (“Holdings”), pursuant to which Holdings purchased 10,000 shares of a newly created series of NBC preferred stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10,000,000. The holders of the preferred stock shall be entitled to receive mandatory cumulative dividends from the date of issuance at a rate of 15% of the liquidation preference, which is equal to $1,000 per share, as adjusted. As a result of the Stock Subscription Agreement, the Company did receive a $10.0 million capital contribution from NBC.
We believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility, as amended, will be sufficient to finance our current operations, any required excess cash flow payments, cash interest requirements, income tax payments, planned capital expenditures, dividends to NBC, and internal growth for the next twelve months. Future acquisitions, if any, may require additional debt or equity financing.
Off-Balance Sheet Arrangements
As of December 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Transactions with Related and Certain Other Parties
During the nine months ended December 31, 2008, we declared and paid $4.2 million in dividends to NBC to provide funding for interest due and payable on NBC’s Senior Discount Notes.

We file a consolidated federal income tax return with our parent company, NBC, and follow a policy of recording income taxes equal to that which would have been incurred had we filed a separate return. We are responsible for remitting tax payments and collecting tax refunds for the consolidated group. The due to parent balance, totaling $19.8 million and $17.2 million at December 31, 2008 and 2007, respectively, represents the cumulative tax savings resulting from operating losses generated by NBC from which we derive the benefit through reduced tax payments on the consolidated return.
Accounting Standards Not Yet Adopted
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133) (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement becomes effective for us in fiscal year 2010. Our present interest rate swap agreement expired on September 30, 2008; however, our current disclosure format will need to be expanded (particularly as it relates to the specific components of gains and losses on derivative instruments) if we use derivative instruments in the future.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (revised 2007)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS No. 141 (revised 2007) requires that direct costs associated with an acquisition be expensed as incurred. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Included in SFAS No. 160 is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. These Statements become effective for us in fiscal year 2010. We have not yet determined if SFAS No. 141 (revised 2007) will have a material impact on our consolidated financial statements. SFAS No. 160 is not expected to have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement has been subsequently amended by FASB Staff Position No.’s 157-1 and 157-2 to exclude lease classification or measurement (except in certain instances) from the scope of SFAS No. 157 and to defer the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities. This Statement, as it pertains to most nonfinancial assets and nonfinancial liabilities, becomes effective for us in fiscal year 2010. We have not yet determined if the Statement will have a material impact on our consolidated financial statements as it pertains to such nonfinancial assets and nonfinancial liabilities.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words “may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future results of operations, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: increased competition from other companies that target our markets; increased competition from alternative media and alternative sources of textbooks for students, including digital or other educational content sold directly to students; increased competition for the purchase and sale of used textbooks from student-to-student transactions; our inability to successfully acquire or contract-manage additional bookstores or to integrate those additional stores; our inability to cost-effectively maintain or increase the number of contract-managed stores; our inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in publisher practices regarding new editions and materials packaged with new textbooks; the loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or our inability to renegotiate, renew or raise debt or raise additional equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; further deterioration in the economy and credit markets or a decline in consumer spending; the possible non-cash, non-EBITDA write down of goodwill; and other risks detailed in our Securities and Exchange Commission filings, in particular in our Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $415.6 million in total indebtedness outstanding at December 31, 2008, approximately $194.1 million is subject to fluctuations in the Eurodollar interest rate. As provided in our Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes); and, historically, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, we entered into an interest rate swap agreement, which became effective on September 30, 2005. The interest rate swap agreement expired on September 30, 2008.
We may invest in certain cash equivalents from time to time allowed by the Senior Credit Facility. At December 31, 2008, we did not hold any investments in cash equivalents.

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

	December 31,	March 31,
	2008	2008
Fair Values:
Fixed rate debt	$83,656,647	$161,984,000
Variable rate debt (excluding Revolving Credit Facility)	114,513,000	179,495,000
Interest rate swap (“out-of-the-money”)	—	(1,119,000)

Overall Weighted-Average Interest Rates:
Fixed rate debt	8.63%	8.64%
Variable rate debt (excluding Revolving Credit Facility)	4.67%	5.38%
Interest rate swap receive rate	—	2.63%
Interest rate swap pay rate	—	4.34%
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which was filed with the Securities and Exchange Commission on June 30, 2008, except as set forth below.
Recent deterioration in the economy and credit markets, a decline in consumer spending or other conditions may adversely affect our future results of operations. As widely reported, the global credit markets and financial services industry have been experiencing a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and intervention from the United States federal government. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. While the ultimate outcome of these events cannot be predicted, it may decrease student enrollment in colleges and universities due to the lack of financial aid and other sources of funding for education. Spending by students on textbooks and other general merchandise may also decrease due to the economic downturn.
We may be required to write down amounts of goodwill and record impairment charges if future circumstances indicate that goodwill is impaired. We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our goodwill. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill, could in the future require us to write down a portion of our goodwill and record related non-cash, non-EBITDA impairment charges.
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

10.1
Sixth Amendment, dated as of February 3, 2009, to the Amended and Restated Credit Agreement, dated as of February 13, 1998, as amended and restated as of December 10, 2003, as further amended and restated as of March 4, 2004, and as amended by the First Amendment thereto, dated as of August 6, 2004, the Second Amendment thereto, dated as of October 20, 2004, the Third Amendment thereto, dated as of August 1, 2005, the Fourth Amendment thereto, dated as of April 26,2006, and the Fifth Amendment thereto, dated as of March 30, 2007, among Nebraska Book Company, Inc., NBC Holdings Corp., NBC Acquisition Corp., the lenders party from time to time thereto, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, and Bank of America, N.A. (as successor by merger to Fleet National Bank) and Wells Fargo Bank N.A., as co-documentation agents, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated February 3, 2009, is incorporated herein by reference.

10.2*
First Amendment to the Amended and Restated Secured Promissory Note, dated as of December 31, 2008, between Barry S. Major and NBC Acquisition Corp., filed as Exhibit 10.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated January 7, 2009, is incorporated herein by reference.

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
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 2009.

NEBRASKA BOOK COMPANY, INC.

/s/ Mark W. Oppegard Mark W. Oppegard
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Alan G. Siemek
Alan G. Siemek
Chief Financial Officer, Senior Vice President
of Finance and Administration, Treasurer and
Assistant Secretary
(Principal Financial and Accounting Officer)

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

10.1
Sixth Amendment, dated as of February 3, 2009, to the Amended and Restated Credit Agreement, dated as of February 13, 1998, as amended and restated as of December 10, 2003, as further amended and restated as of March 4, 2004, and as amended by the First Amendment thereto, dated as of August 6, 2004, the Second Amendment thereto, dated as of October 20, 2004, the Third Amendment thereto, dated as of August 1, 2005, the Fourth Amendment thereto, dated as of April 26, 2006, and the Fifth Amendment thereto, dated as of March 30, 2007, among Nebraska Book Company, Inc., NBC Holdings Corp., NBC Acquisition Corp., the lenders party from time to time thereto, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, and Bank of America, N.A. (as successor by merger to Fleet Bank) and Wells Fargo Bank N.A., as co-documentation agents, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated February 3, 2009, is incorporated herein by reference.

10.2*
First Amendment to the Amended and Restated Secured Promissory Note, dated as of December 31, 2008, between Barry S. Major and NBC Acquisition Corp., filed as Exhibit 10.1 to Nebraska Book Company, Inc. Current Report on Form 8-K dated January 7, 2009, is incorporated herein by reference.

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