Form 10-Q
period 2009-09-30
NEBRASKA BOOK CO
filed 2009-11-12
CIK 1056758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-48221
NEBRASKA BOOK COMPANY, INC.
(Exact name of registrant as specified in its charter)

KANSAS (State or other jurisdiction of incorporation or organization)	47-0549819 (I.R.S. Employer Identification No.)

4700 South 19th Street
Lincoln, Nebraska (Address of principal executive offices)	68501-0529 (Zip Code)
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of November 12, 2009: 100 shares
Total Number of Pages: 44
Exhibit Index: Page 44

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,	September 30,
	2009	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$106,084,513	$44,038,468	$91,500,840
Receivables, net	85,032,944	61,301,636	78,239,728
Inventories	117,971,555	93,115,663	122,470,499
Recoverable income taxes	—	2,869,583	—
Deferred income taxes	8,602,801	6,581,802	8,268,093
Prepaid expenses and other assets	3,076,539	3,950,874	3,280,284

Total current assets	320,768,352	211,858,026	303,759,444

PROPERTY AND EQUIPMENT, net of depreciation & amortization	43,932,230	45,638,522	45,563,335

GOODWILL	215,571,126	215,436,126	322,409,155

CUSTOMER RELATIONSHIPS, net of amortization	82,773,580	85,644,340	88,515,100

TRADENAME	31,320,000	31,320,000	31,320,000

OTHER IDENTIFIABLE INTANGIBLES, net of amortization	6,874,747	9,172,622	11,081,838

DEBT ISSUE COSTS, net of amortization	5,086,222	6,875,122	4,194,563

OTHER ASSETS	3,178,826	2,121,949	2,386,067

	$709,505,083	$608,066,707	$809,229,502

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$118,676,798	$26,865,614	$118,354,609
Accrued employee compensation and benefits	9,526,518	13,780,209	10,948,485
Accrued interest	709,588	678,516	743,224
Accrued incentives	6,676,762	6,110,700	6,927,107
Accrued expenses	5,593,464	4,277,105	4,572,207
Income taxes payable	8,383,744	—	9,723,464
Deferred revenue	3,783,843	959,274	2,641,204
Current maturities of long-term debt	51,568	6,917,451	2,073,070
Current maturities of capital lease obligations	791,246	748,692	705,565

Total current liabilities	154,193,531	60,337,561	156,688,935

LONG-TERM DEBT, net of current maturities	361,658,564	361,445,728	367,326,024

CAPITAL LEASE OBLIGATIONS, net of current maturities	2,857,694	3,298,658	3,716,979

OTHER LONG-TERM LIABILITIES	5,819,820	5,304,166	4,698,322

DEFERRED INCOME TAXES	52,667,458	54,313,459	53,900,415

DUE TO PARENT	21,468,189	20,130,189	18,321,151

COMMITMENTS (Note 4)

STOCKHOLDER’S EQUITY:
Common stock, voting, authorized 50,000 shares of $1.00 par value; issued and outstanding 100 shares	100	100	100
Additional paid-in capital	148,155,662	148,135,923	138,110,740
Retained earnings (deficit)	(37,315,935)	(44,899,077)	66,466,836

Total stockholder’s equity	110,839,827	103,236,946	204,577,676

	$709,505,083	$608,066,707	$809,229,502

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

REVENUES, net of returns	$276,716,102	$280,932,214	$345,479,975	$352,136,240

COSTS OF SALES (exclusive of depreciation shown below)	173,427,401	177,340,396	213,771,085	219,262,419

Gross profit	103,288,701	103,591,818	131,708,890	132,873,821

OPERATING EXPENSES:
Selling, general and administrative	49,547,498	51,541,519	83,202,612	87,256,945
Depreciation	2,039,810	1,844,967	4,093,454	3,689,999
Amortization	2,799,197	2,865,326	5,636,279	5,692,716

	54,386,505	56,251,812	92,932,345	96,639,660

INCOME FROM OPERATIONS	48,902,196	47,340,006	38,776,545	36,234,161

OTHER EXPENSES:
Interest expense	9,665,973	7,979,165	19,382,100	15,974,636
Interest income	(26,897)	(179,720)	(43,697)	(179,720)
Loss on derivative financial instrument	—	50,000	—	102,000

	9,639,076	7,849,445	19,338,403	15,896,916

INCOME BEFORE INCOME TAXES	39,263,120	39,490,561	19,438,142	20,337,245

INCOME TAX EXPENSE	15,391,000	15,796,000	7,620,000	8,135,000

NET INCOME	$23,872,120	$23,694,561	$11,818,142	$12,202,245

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(UNAUDITED)

				Accumulated
		Additional	Retained	Other
	Common	Paid-in	Earnings	Comprehensive		Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Total	Income

BALANCE, April 1, 2008	$100	$138,087,705	$58,499,591	$(748,000)	$195,839,396

Contributed capital	—	2,401	—	—	2,401	$—

Share-based compensation attributable to NBC Holdings Corp. stock options	—	20,634	—	—	20,634	—

Net income	—	—	12,202,245	—	12,202,245	12,202,245

Dividends declared	—		(4,235,000)	—	(4,235,000)	—

Other comprehensive income, net of taxes:

Unrealized gain on interest rate swap agreement, net of taxes of $473,000	—	—	—	748,000	748,000	748,000

BALANCE, September 30, 2008	$100	$138,110,740	$66,466,836	$—	$204,577,676	$12,950,245

BALANCE, April 1, 2009	$100	$148,135,923	$(44,899,077)	$—	$103,236,946

Contributed capital	—	(2,401)	—	—	(2,401)	$—

Share-based compensation attributable to NBC Holdings Corp. stock options	—	22,140	—	—	22,140	—

Net income	—	—	11,818,142	—	11,818,142	11,818,142

Dividends declared	—	—	(4,235,000)	—	(4,235,000)	—

BALANCE, September 30, 2009	$100	$148,155,662	$(37,315,935)	$—	$110,839,827	$11,818,142

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,818,142	$12,202,245
Adjustments to reconcile net income to net cash flows from operating activities:
Share-based compensation	479,741	485,432
Provision for losses on receivables	133,629	14,150
Depreciation	4,093,454	3,689,999
Amortization	7,627,562	6,617,416
Loss on derivative financial instrument	—	102,000
Loss on disposal of assets	118,143	61,833
Deferred income taxes	(3,667,000)	(4,047,000)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(23,867,338)	(20,854,105)
Inventories	(23,577,275)	(21,300,886)
Recoverable income taxes	2,869,583	—
Prepaid expenses and other assets	1,024,335	(727,215)
Other assets	(522,785)	8,199
Accounts payable	92,042,552	89,316,739
Accrued employee compensation and benefits	(4,253,691)	(1,152,155)
Accrued interest	31,072	83,287
Accrued incentives	566,062	(181,750)
Accrued expenses	1,316,359	1,400,085
Income taxes payable	8,383,744	8,899,167
Deferred revenue	2,824,569	1,778,210
Other long-term liabilities	(169,631)	(171,530)

Net cash flows from operating activities	77,271,227	76,224,121
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,597,252)	(4,129,766)
Acquisitions, net of cash acquired	(2,291,018)	(5,415,645)
Proceeds from sale of property and equipment	75,664	21,609
Software development costs	(261,736)	(264,436)

Net cash flows from investing activities	(5,074,342)	(9,788,238)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(202,383)	—
Principal payments on long-term debt	(6,653,047)	(1,034,739)
Principal payments on capital lease obligations	(398,410)	(347,629)
Dividends paid to parent	(4,235,000)	(4,235,000)
Capital contributions	—	4,869
Change in due to parent	1,338,000	1,351,000

Net cash flows from financing activities	(10,150,840)	(4,261,499)

NET INCREASE IN CASH AND CASH EQUIVALENTS	62,046,045	62,174,384
CASH AND CASH EQUIVALENTS, Beginning of period	44,038,468	29,326,456

CASH AND CASH EQUIVALENTS, End of period	$106,084,513	$91,500,840

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash (received) paid during the period for:
Interest	$17,359,745	$14,966,649
Income taxes	(1,304,327)	1,931,833
Noncash investing and financing activities:
Accumulated other comprehensive income:
Unrealized gain on interest rate swap agreement, net of income taxes	—	748,000
Deferred taxes resulting from unrealized gain on interest rate swap agreement	—	473,000
Unpaid consideration associated with bookstore acquisitions	450,000	410,000
See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.
Basis of Presentation – The condensed consolidated balance sheet of Nebraska Book Company, Inc. (the “Company”) and its wholly-owned subsidiaries (Specialty Books, Inc., NBC Textbooks LLC, College Book Stores of America, Inc. (“CBA”), Campus Authentic LLC and Net Textstore LLC), at March 31, 2009 was derived from the Company’s audited consolidated balance sheet as of that date. The Company is a wholly-owned subsidiary of NBC Acquisition Corp. (“NBC”). All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions are eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full fiscal year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2009 included in the Company’s Annual Report on Form 10-K. A description of our significant accounting policies is included in our 2009 Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “ours,” and “us” refer collectively to the Company and its subsidiaries, except where otherwise indicated.

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) became the single source of authoritative accounting principles generally accepted in the United States (“GAAP”). The Codification did not create any additional GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (“SFAS”), Emerging Issues Task Force, FASB Staff Position, etc. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (“ASC”) topical reference, and new standards are designated as Accounting Standards Updates with a year and assigned sequence number. Beginning with this interim report for the second quarter of fiscal year 2010, references to prior standards have been updated to reflect the new referencing system.

The Company has evaluated subsequent events through November 12, 2009, the filing date of this Form 10-Q and addresses such subsequent events in this Form 10-Q where applicable.
2.	Inventories – Inventories are summarized as follows:

	September 30	March 31,	September 30
	2009	2009	2008
Bookstore Division	$97,467,481	$59,785,703	$102,078,587
Textbook Division	16,905,358	30,571,333	17,695,352
Complementary Services Division	3,598,716	2,758,627	2,696,560

	$117,971,555	$93,115,663	$122,470,499

3.
Goodwill and Other Identifiable Intangibles – During the six months ended September 30, 2009, 10 bookstore locations were acquired in 8 separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $2.3 million, of which $0.1 million was assigned to tax deductible goodwill, $0.1 million was assigned to non-tax deductible covenants not to compete with an amortization period of two years, and $0.2 million was assigned to contract-managed acquisition costs with amortization periods of up to nine years. As of September 30, 2009, $0.5 million of the $2.3 million purchase price remained to be paid. During the six months ended September 30, 2009, the Company paid $0.2 million of previously accrued consideration for bookstore acquisitions and contract-managed acquisition costs occurring in prior periods.

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

The changes in the carrying amount of goodwill, in total, by reportable segment and assigned to corporate administration, are as follows:

	Bookstore	Corporate
	Division	Administration	Total
Balance, April 1, 2008	$51,305,398	$269,061,875	$320,367,273
Additions to goodwill:
Bookstore acquisitions	2,041,882	—	2,041,882

Balance, September 30, 2008	$53,347,280	$269,061,875	$322,409,155

Balance, April 1, 2009	$53,346,251	$162,089,875	$215,436,126
Additions to goodwill:
Bookstore acquisitions	135,000	—	135,000

Balance, September 30, 2009	$53,481,251	$162,089,875	$215,571,126

The Company recorded an impairment charge of $107.0 million in the fourth quarter of fiscal year 2009 which reduced the carrying amount of goodwill to $215.4 million at April 1, 2009.

The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	September 30, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(32,056,420)	$82,773,580
Developed technology	13,243,373	(11,069,405)	2,173,968
Covenants not to compete	6,613,699	(4,857,178)	1,756,521
Contract-managed acquisition costs	4,305,740	(1,845,911)	2,459,829
Other	1,585,407	(1,100,978)	484,429

	$140,578,219	$(50,929,892)	$89,648,327

	March 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(29,185,660)	$85,644,340
Developed technology	13,086,017	(10,069,126)	3,016,891
Covenants not to compete	6,614,699	(4,069,131)	2,545,568
Contract-managed acquisition costs	4,816,378	(1,954,878)	2,861,500
Other	1,585,407	(836,744)	748,663

	$140,932,501	$(46,115,539)	$94,816,962

	September 30, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(26,314,900)	$88,515,100
Developed technology	12,716,690	(8,994,977)	3,721,713
Covenants not to compete	7,469,032	(3,989,422)	3,479,610
Contract-managed acquisition costs	4,320,045	(1,452,427)	2,867,618
Other	1,585,407	(572,510)	1,012,897

	$140,921,174	$(41,324,236)	$99,596,938

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

Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization
Expense

Quarter ended September 30, 2009	$2,799,197
Quarter ended September 30, 2008	2,865,326
Six months ended September 30, 2009	5,636,279
Six months ended September 30, 2008	5,692,716

Estimated amortization expense for the fiscal years ending March 31:
2010	$10,793,504
2011	7,712,045
2012	6,641,081
2013	6,294,741
2014	6,022,393

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

4.
Long-Term Debt – Indebtedness at September 30, 2009 included an amended and restated bank-administered senior credit facility (the “Senior Credit Facility”) provided to the Company through a syndicate of lenders, which consisted of a term loan (the “Term Loan”) with a remaining balance of $186.5 million, (which included remaining amounts due under both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”), which was unused at September 30, 2009; $175.0 million of 8.625% senior subordinated notes (the “Senior Subordinated Notes”); $0.3 million of other indebtedness; and $3.6 million of capital leases. The Revolving Credit Facility was scheduled to expire on May 31, 2010, however on October 2, 2009 (subsequent to the end of the quarter ended September 30, 2009) it was replaced by a new $75.0 million asset-based revolving facility (the “ABL Facility”). The Term Loan was scheduled to mature on March 4, 2011, however it was repaid with the proceeds of our October 2, 2009 issuance of $200.0 million of 10% senior secured notes due December 1, 2011 (the “Senior Secured Notes”). Before it was replaced by the ABL Facility, availability under the Revolving Credit Facility was determined by the calculation of a borrowing base, which at any time was a function of eligible accounts receivable and inventory, up to the maximum borrowing limit. The calculated borrowing base at September 30, 2009 was $65.0 million. As of September 30, 2009, we were in compliance with all of our debt covenants.

Prior to the issuance of the ABL Facility and the Senior Secured Notes, borrowings on the Term Loan and Revolving Credit Facility were subject to the Eurodollar interest rate or the base interest rate. The Eurodollar interest rate was not to be less than 3.25% plus the applicable margin of 6.0%. The base interest rate was the greater of a) Prime rate, b) Federal Funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 4.25% plus the applicable margin of 5.0%. Accrued interest on the Term Loan and Revolving Credit Facility was due quarterly. Additionally, there was a 0.75% commitment fee for the average daily unused amount of the Revolving Credit Facility.

The Senior Credit Facility also stipulated that excess cash flows, as defined therein, should be applied towards prepayment of the Term Loan. An excess cash flow payment of $6.0 million was paid in September of 2009 for fiscal year ended March 31, 2009. There was no excess cash flow obligation for the fiscal year ended March 31, 2008.

On October 2, 2009, in conjunction with the completion of the offering of the Senior Secured Notes, the Company entered into an amended and restated credit agreement (the “ABL Credit Agreement”) which provides for the ABL Facility mentioned previously. Availability under the ABL Facility is determined by the calculation of a borrowing base, which at any time is a function of eligible accounts receivable and inventory, up to the maximum borrowing limit of $75.0 million (less outstanding letters of credit). The ABL Facility is scheduled to mature on the earlier of October 2, 2012 or the date that is 91 days prior to the earliest maturity of the Senior Secured Notes (due December 1, 2011), the Senior Subordinated Notes (due March 15, 2012), NBC’s $77.0 million of 11% senior discount notes (the “Senior Discount Notes”) (due March 15, 2013) or any refinancing thereof. Borrowings under the ABL Facility are subject to the Eurodollar interest rate, not to be less than 1.5%, plus an applicable margin ranging from 4.25% to 4.75% or a base interest rate. The base interest rate is the greater of a) Prime rate, b) Federal Funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 2.5% plus an applicable margin ranging from 3.25% to 3.75%. In addition, the applicable margin will increase 1.5% during the time periods from April 15th to June 29th and from December 1st to January 29th of each year. There also is a commitment fee for the average daily unused amount of the ABL Facility ranging from 0.75% to 1.0% of such unused amount. A loss from early extinguishment of debt totaling approximately $3 million is expected to be recorded in the third quarter of fiscal year 2010 related to the write-off of unamortized loan costs as a result of the termination of the Term Loan and Revolving Credit Facility under the Senior Credit Facility.

The Senior Secured Notes will pay cash interest semi-annually, commencing December 1, 2009 and mature on December 1, 2011. The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012.

5.
Derivative Financial Instruments – FASB ASC Topic 815, Derivatives and Hedging (formerly SFAS No. 133) requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Until its interest rate swap agreement expired on September 30, 2008, the Company utilized derivative financial instruments to manage the risk that changes in interest rates would affect the amount of its future interest payments on portions of its variable rate debt.

The Company’s primary market risk exposure was fluctuation in variable interest rates on the Term Loan. Exposure to interest rate fluctuations was managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes); and, historically, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. The Company had a three-year amortizing interest rate swap agreement whereby a portion of the variable rate Term Loan was effectively converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined by the Senior Credit Facility). This agreement expired on September 30, 2008. Notional amounts under the agreement were reduced periodically until reaching $130.0 million.

General information regarding the Company’s exposure to fluctuations in variable interest rates, which were partially hedged with interest rate swap agreements, is presented in the following table:

September 30,
2008
Total indebtedness outstanding	$373,821,638

Term Loan subject to Eurodollar interest rate fluctuations	194,089,714

Fixed interest rate indebtedness	179,731,924

Variable interest rate, including applicable margin:
Term Loan	6.38%
Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge instrument as the following criteria were met:
(1)	Formal documentation of the hedging relationship and the Company’s risk management objective and strategy for undertaking the hedge were in place.

(2)	The interest rate swap agreement was expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to the Term Loan.

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

Under hedge accounting, interest rate swap agreements are reflected at fair value in the balance sheet and the related gains or losses on these agreements are generally recorded in stockholder’s equity, net of applicable income taxes (as “accumulated other comprehensive income (loss)”). Gains or losses recorded in “accumulated other comprehensive income (loss)” are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on the Company’s condensed consolidated results of operations was that interest expense on a portion of the Term Loan was generally being recorded based on fixed interest rates until the interest rate swap agreement expired on September 30, 2008.

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

Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

Portion of Agreement Subsequent to September 30, 2005 Hedge Designation:
Increase in fair value of swap agreement:
Quarter ended September 30, 2008	$612,000
Six months ended September 30, 2008	1,221,000
Year ended March 31, 2009	1,221,000

Portion of Agreement Prior to September 30, 2005 Hedge Designation:
Decrease in fair value of swap agreement:
Quarter ended September 30, 2008	$(50,000)
Six months ended September 30, 2008	(102,000)
Year ended March 31, 2009	(102,000)

6.
Fair Value Measurements – FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) (formerly SFAS No. 157) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard excludes lease classification or measurement (except in certain instances).

ASC Topic 820 establishes a three-level hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value in the statement of financial position. Market price observability is impacted by a number of factors, including the type of asset or liability and its characteristics. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

ASC Topic 820 measurement provisions also apply to disclosures of fair value for all financial instruments disclosed under ASC Topic 825, Financial Instruments (formerly SFAS No. 107) (“ASC Topic 825”). ASC Topic 825 requires disclosures about fair value for all financial instruments, whether recognized or not recognized in the statement of financial position. For financial instruments recognized at fair value in the statement of financial position, the three-level hierarchal disclosure requirements of ASC Topic 820 also apply.

Cash equivalents are measured at estimated fair value in the statement of financial position, therefore, falling under the three-level hierarchal disclosure requirements of ASC Topic 820. At September 30, 2009, cash equivalents included $95.0 million in treasury notes with a weighted-average interest rate of 0.1% and weighted average contractual term of 69 days. Due to the short-term nature of the treasury notes, fair market value is considered to approximate carrying value at September 30, 2009.

The following table summarizes the valuation of the aforementioned financial assets measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents (treasury notes)	$94,981,222	$—	$94,981,222	$—

Our long-term debt is not measured at estimated fair value in the statement of financial position so it does not fall under the three-level hierarchal disclosure requirements of ASC Topic 820. At September 30, 2009, the estimated fair value of the Senior Subordinated Notes (fixed rate) and Term Loan (variable rate) was determined utilizing the “market approach” as defined by ASC Topic 820 based upon quoted prices for these instruments in markets that are not active. Other fixed rate debt (including capital lease obligations) estimated fair values are determined utilizing the “income approach” as defined by ASC Topic 820, calculating a present value of future payments based upon prevailing interest rates for similar obligations.

Estimated fair values for our fixed rate and variable rate long-term debt at September 30, 2009 and March 31, 2009 are summarized in the following table:

	September 30,	March 31,
	2009	2009
Carrying Values:
Fixed rate debt	$178,911,987	$179,334,183
Variable rate debt	186,447,085	193,076,346

Fair Values:
Fixed rate debt	$154,589,000	$90,367,000
Variable rate debt	186,447,085	160,253,000
At September 30, 2009, the estimated fair value for the variable rate debt is considered to approximate carrying value due to the repayment of the Term Loan on October 2, 2009.
7.
Segment Information – The Company’s operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company’s operating segments based upon differences in products and services provided. The Company has three operating segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore and Textbook Divisions qualify as reportable operating segments, while separate disclosure of the Complementary Services Division is provided as management believes that information about this operating segment is useful to the readers of the Company’s condensed consolidated financial statements. The Bookstore Division segment encompasses the operating activities of the Company’s college bookstores located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, e-commerce technology, and a centralized buying service.

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

The following table provides selected information about profit or loss (excluding the impact of the Company’s interdivisional administrative fee – see Note 11, Condensed Consolidating Financial Information, to the condensed consolidated financial statements) on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Quarter ended September 30, 2009:
External customer revenues	$224,345,824	$44,615,434	$7,754,844	$276,716,102
Intersegment revenues	414,912	14,418,899	1,692,840	16,526,651
Depreciation and amortization expense	2,281,091	1,520,206	683,847	4,485,144
Earnings before interest, taxes, depreciation and amortization (EBITDA)	34,108,196	20,711,713	718,220	55,538,129

Quarter ended September 30, 2008:
External customer revenues	$225,090,388	$48,207,538	$7,634,288	$280,932,214
Intersegment revenues	428,139	13,846,533	1,681,368	15,956,040
Depreciation and amortization expense	2,191,110	1,523,804	659,150	4,374,064
Earnings before interest, taxes, depreciation and amortization (EBITDA)	32,199,480	20,839,508	414,111	53,453,099

Six months ended September 30, 2009:
External customer revenues	$269,457,313	$61,780,298	$14,242,364	$345,479,975
Intersegment revenues	757,424	22,738,025	3,178,859	26,674,308
Depreciation and amortization expense	4,630,129	3,040,789	1,360,277	9,031,195
Earnings before interest, taxes, depreciation and amortization (EBITDA)	28,608,052	25,871,073	1,112,945	55,592,070

Six months ended September 30, 2008:
External customer revenues	$271,190,081	$66,714,805	$14,231,354	$352,136,240
Intersegment revenues	799,609	22,368,446	3,520,295	26,688,350
Depreciation and amortization expense	4,327,295	3,041,210	1,311,124	8,679,629
Earnings before interest, taxes, depreciation and amortization (EBITDA)	25,767,928	25,823,747	724,280	52,315,955

The following table reconciles segment information presented above with consolidated information as presented in the Company’s condensed consolidated financial statements:

	Quarter Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Total for reportable segments	$293,242,753	$296,888,254	$372,154,283	$378,824,590
Elimination of intersegment revenues	(16,526,651)	(15,956,040)	(26,674,308)	(26,688,350)

Consolidated total	$276,716,102	$280,932,214	$345,479,975	$352,136,240

Depreciation and Amortization Expense:
Total for reportable segments	$4,485,144	$4,374,064	$9,031,195	$8,679,629
Corporate Administration	353,863	336,229	698,538	703,086

Consolidated total	$4,839,007	$4,710,293	$9,729,733	$9,382,715

Income Before Income Taxes:
Total EBITDA for reportable segments	$55,538,129	$53,453,099	$55,592,070	$52,315,955
Corporate Administration EBITDA loss (including interdivision profit elimination)	(1,796,926)	(1,402,800)	(7,085,792)	(6,699,079)

	53,741,203	52,050,299	48,506,278	45,616,876
Depreciation and amortization	(4,839,007)	(4,710,293)	(9,729,733)	(9,382,715)

Consolidated income from operations	48,902,196	47,340,006	38,776,545	36,234,161
Interest and other expenses, net	(9,639,076)	(7,849,445)	(19,338,403)	(15,896,916)

Consolidated income before income taxes	$39,263,120	$39,490,561	$19,438,142	$20,337,245

The Company’s revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.
8.
Accounting Pronouncements Not Yet Adopted – In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (formerly SFAS No. 157) (“Update 2009-05”). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value of such liability using one or more of the techniques prescribed by the update. We expect to adopt Update 2009-05 in the third quarter of fiscal year 2010. The standard is not expected to have a material impact on the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) – Multiple Deliverable Arrangements (formerly EITF Issue No. 09-03) (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The update addresses how to separate deliverables and how to measure and allocate arrangement considerations to one or more units of account. Update 2009-13 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management has not yet determined if the update will have a material impact on the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 08-01) (“Update 2009-14”). Update 2009-14 clarifies what guidance should be used in allocating and measuring revenue from vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The amendments in this update do not affect software revenue arrangements that do not include tangible products nor do they affect software revenue arrangements that include services if the software is essential to the functionality of those services. Update 2009-14 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management has determined that the update will not have a material impact on the consolidated financial statements.

9.
Related Party Transactions – In accordance with the Company’s debt covenants, the Company declared and paid $4.2 million in dividends to NBC during the six months ended September 30, 2009 and 2008 to provide funding for interest due and payable on NBC’s Senior Discount Notes.

10.
Subsequent Event – On October 2, 2009, the Company completed its offering of $200.0 million of 10% Senior Secured Notes. Proceeds from the issuance of the Senior Secured Notes were primarily used to repay the Term Loan under the existing Senior Credit Facility. Also on October 2, 2009, the Company entered into the ABL Credit Agreement which provides for the ABL Facility of up to $75.0 million (less outstanding letters of credit and subject to a borrowing base).

11.
Condensed Consolidating Financial Information – Effective January 26, 2009, the Company established Campus Authentic LLC, a wholly-owned subsidiary which was separately incorporated under the laws of the State of Delaware. On April 24, 2007, the Company established Net Textstore LLC as a wholly-owned subsidiary separately incorporated under the laws of the State of Delaware. On May 1, 2006, the Company acquired all of the outstanding stock of CBA, an entity separately incorporated under the laws of the State of Illinois and now accounted for as a wholly-owned subsidiary of the Company. Effective January 1, 2005, the Company’s textbook division was separately formed under the laws of the State of Delaware as NBC Textbooks LLC, a wholly-owned subsidiary of the Company. Effective July 1, 2002, the Company’s distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of the Company. In connection with their incorporation, Campus Authentic LLC, Net Textstore LLC, CBA, NBC Textbooks LLC, and Specialty Books, Inc. have unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of the Company’s obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes and the Senior Secured Notes. As of September 30, 2009, Campus Authentic LLC, Net Textstore LLC, CBA, NBC Textbooks LLC, and Specialty Books, Inc. were also a party to the Guarantee and Collateral Agreement related to the Senior Credit Facility. As of October 2, 2009, the Company’s wholly-owned subsidiaries became a party to the First Lien Amended and Restated Guarantee and Collateral Agreement related to the ABL Credit Agreement. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (Nebraska Book Company, Inc.), subsidiary guarantors (Campus Authentic LLC (from January 26, 2009), Net Textstore LLC, CBA, NBC Textbooks LLC, and Specialty Books, Inc.), consolidating eliminations, and consolidated totals.

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2009

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$101,833,613	$4,250,900	$—	$106,084,513
Intercompany receivables	9,178,815	48,007,630	(57,186,445)	—
Receivables, net	39,261,307	45,771,637	—	85,032,944
Inventories	75,544,146	42,427,409	—	117,971,555
Deferred income taxes	2,215,801	6,387,000	—	8,602,801
Prepaid expenses and other assets	2,544,029	532,510	—	3,076,539

Total current assets	230,577,711	147,377,086	(57,186,445)	320,768,352

PROPERTY AND EQUIPMENT, net	38,307,327	5,624,903	—	43,932,230

GOODWILL	199,900,018	15,671,108	—	215,571,126

CUSTOMER RELATIONSHIPS, net	4,470,147	78,303,433	—	82,773,580

TRADENAME	31,320,000	—	—	31,320,000

OTHER IDENTIFIABLE INTANGIBLES, net	5,014,175	1,860,572	—	6,874,747

INVESTMENT IN SUBSIDIARIES	167,421,384	—	(167,421,384)	—

OTHER ASSETS	6,692,055	1,572,993	—	8,265,048

	$683,702,817	$250,410,095	$(224,607,829)	$709,505,083

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$88,964,161	$29,712,637	$—	$118,676,798
Intercompany payables	48,007,630	9,178,815	(57,186,445)	—
Accrued employee compensation and benefits	7,218,895	2,307,623	—	9,526,518
Accrued interest	709,588	—	—	709,588
Accrued incentives	11,437	6,665,325	—	6,676,762
Accrued expenses	4,052,647	1,540,817	—	5,593,464
Income taxes payable	4,414,547	3,969,197	—	8,383,744
Deferred revenue	3,777,545	6,298	—	3,783,843
Current maturities of long-term debt	51,568	—	—	51,568
Current maturities of capital lease obligations	791,246	—	—	791,246

Total current liabilities	157,999,264	53,380,712	(57,186,445)	154,193,531

LONG-TERM DEBT, net of current maturities	361,658,564	—	—	361,658,564

CAPITAL LEASE OBLIGATIONS, net of current maturities	2,857,694	—	—	2,857,694

OTHER LONG-TERM LIABILITIES	5,459,820	360,000	—	5,819,820

DEFERRED INCOME TAXES	23,419,459	29,247,999	—	52,667,458

DUE TO PARENT	21,468,189	—	—	21,468,189

COMMITMENTS

STOCKHOLDER’S EQUITY	110,839,827	167,421,384	(167,421,384)	110,839,827

	$683,702,817	$250,410,095	$(224,607,829)	$709,505,083

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2009

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40,811,478	$3,226,990	$—	$44,038,468
Intercompany receivables	17,795,278	31,381,837	(49,177,115)	—
Receivables, net	34,406,593	26,895,043	—	61,301,636
Inventories	47,625,966	45,489,697	—	93,115,663
Recoverable income taxes	2,869,583	—	—	2,869,583
Deferred income taxes	2,350,802	4,231,000	—	6,581,802
Prepaid expenses and other assets	3,648,635	302,239	—	3,950,874

Total current assets	149,508,335	111,526,806	(49,177,115)	211,858,026

PROPERTY AND EQUIPMENT, net	40,057,891	5,580,631	—	45,638,522

GOODWILL	199,900,017	15,536,109	—	215,436,126

CUSTOMER RELATIONSHIPS, net	4,625,181	81,019,159	—	85,644,340

TRADENAME	31,320,000	—	—	31,320,000

OTHER IDENTIFIABLE INTANGIBLES, net	7,071,442	2,101,180	—	9,172,622

INVESTMENT IN SUBSIDIARIES	151,290,937	—	(151,290,937)	—

OTHER ASSETS	8,388,921	608,150	—	8,997,071

	$592,162,724	$216,372,035	$(200,468,052)	$608,066,707

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,728,714	$4,136,900	$—	$26,865,614
Intercompany payables	31,381,837	17,795,278	(49,177,115)	—
Accrued employee compensation and benefits	9,705,781	4,074,428	—	13,780,209
Accrued interest	678,516	—	—	678,516
Accrued incentives	42,593	6,068,107	—	6,110,700
Accrued expenses	3,804,787	472,318	—	4,277,105
Income taxes payable	(2,187,068)	2,187,068	—	—
Deferred revenue	959,274	—	—	959,274
Current maturities of long-term debt	6,917,451	—	—	6,917,451
Current maturities of capital lease obligations	748,692	—	—	748,692

Total current liabilities	74,780,577	34,734,099	(49,177,115)	60,337,561

LONG-TERM DEBT, net of current maturities	361,445,728	—	—	361,445,728

CAPITAL LEASE OBLIGATIONS, net of current maturities	3,298,658	—	—	3,298,658

OTHER LONG-TERM LIABILITIES	5,234,166	70,000	—	5,304,166

DEFERRED INCOME TAXES	24,036,460	30,276,999	—	54,313,459

DUE TO PARENT	20,130,189	—	—	20,130,189

COMMITMENTS

STOCKHOLDER’S EQUITY	103,236,946	151,290,937	(151,290,937)	103,236,946

	$592,162,724	$216,372,035	$(200,468,052)	$608,066,707

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2008

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$86,794,499	$4,706,341	$—	$91,500,840
Intercompany receivables	6,544,714	23,016,028	(29,560,742)	—
Receivables, net	34,765,412	43,474,316	—	78,239,728
Inventories	81,224,102	41,246,397	—	122,470,499
Deferred income taxes	1,919,092	6,349,001	—	8,268,093
Prepaid expenses and other assets	2,880,709	399,575	—	3,280,284

Total current assets	214,128,528	119,191,658	(29,560,742)	303,759,444

PROPERTY AND EQUIPMENT, net	40,089,834	5,473,501	—	45,563,335

GOODWILL	306,873,046	15,536,109	—	322,409,155

CUSTOMER RELATIONSHIPS, net	4,780,215	83,734,885	—	88,515,100

TRADENAME	31,320,000	—	—	31,320,000

OTHER IDENTIFIABLE INTANGIBLES, net	8,716,040	2,365,798	—	11,081,838

INVESTMENT IN SUBSIDIARIES	145,249,367	—	(145,249,367)	—

OTHER ASSETS	5,901,302	679,328	—	6,580,630

	$757,058,332	$226,981,279	$(174,810,109)	$809,229,502

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$87,170,134	$31,184,475	$—	$118,354,609
Intercompany payables	23,016,028	6,544,714	(29,560,742)	—
Accrued employee compensation and benefits	7,911,964	3,036,521	—	10,948,485
Accrued interest	743,224	—	—	743,224
Accrued incentives	10,473	6,916,634	—	6,927,107
Accrued expenses	3,590,350	981,857	—	4,572,207
Income taxes payable	8,157,796	1,565,668	—	9,723,464
Deferred revenue	2,639,161	2,043	—	2,641,204
Current maturities of long-term debt	2,073,070	—	—	2,073,070
Current maturities of capital lease obligations	705,565	—	—	705,565

Total current liabilities	136,017,765	50,231,912	(29,560,742)	156,688,935

LONG-TERM DEBT, net of current maturities	367,326,024	—	—	367,326,024

CAPITAL LEASE OBLIGATIONS, net of current maturities	3,716,979	—	—	3,716,979

OTHER LONG-TERM LIABILITIES	4,628,322	70,000	—	4,698,322

DEFERRED INCOME TAXES	22,470,415	31,430,000	—	53,900,415

DUE TO PARENT	18,321,151	—	—	18,321,151

COMMITMENTS

STOCKHOLDER’S EQUITY	204,577,676	145,249,367	(145,249,367)	204,577,676

	$757,058,332	$226,981,279	$(174,810,109)	$809,229,502

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$176,731,313	$114,634,253	$(14,649,464)	$276,716,102

COSTS OF SALES (exclusive of depreciation shown below)	115,805,460	72,548,253	(14,926,312)	173,427,401

Gross profit	60,925,853	42,086,000	276,848	103,288,701

OPERATING EXPENSES (INCOME):
Selling, general and administrative	35,270,303	14,000,347	276,848	49,547,498
Depreciation	1,597,725	442,085	—	2,039,810
Amortization	1,260,269	1,538,928	—	2,799,197
Intercompany administrative fee	(1,353,000)	1,353,000	—	—
Equity in earnings of subsidiaries	(15,577,884)	—	15,577,884	—

	21,197,413	17,334,360	15,854,732	54,386,505

INCOME FROM OPERATIONS	39,728,440	24,751,640	(15,577,884)	48,902,196

OTHER EXPENSES:
Interest expense	9,665,109	864	—	9,665,973
Interest income	(9,789)	(17,108)	—	(26,897)

	9,655,320	(16,244)	—	9,639,076

INCOME BEFORE INCOME TAXES	30,073,120	24,767,884	(15,577,884)	39,263,120

INCOME TAX EXPENSE	6,201,000	9,190,000	—	15,391,000

NET INCOME	$23,872,120	$15,577,884	$(15,577,884)	$23,872,120

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$182,140,054	$112,768,173	$(13,976,013)	$280,932,214

COSTS OF SALES (exclusive of depreciation shown below)	119,641,571	72,054,787	(14,355,962)	177,340,396

Gross profit	62,498,483	40,713,386	379,949	103,591,818

OPERATING EXPENSES (INCOME):
Selling, general and administrative	35,666,827	15,494,743	379,949	51,541,519
Depreciation	1,464,701	380,266	—	1,844,967
Amortization	1,300,039	1,565,287	—	2,865,326
Intercompany administrative fee	(1,230,900)	1,230,900	—	—
Equity in earnings of subsidiaries	(13,945,782)	—	13,945,782	—

	23,254,885	18,671,196	14,325,731	56,251,812

INCOME FROM OPERATIONS	39,243,598	22,042,190	(13,945,782)	47,340,006

OTHER EXPENSES:
Interest expense	7,979,165	—	—	7,979,165
Interest income	(158,128)	(21,592)	—	(179,720)
Loss on derivative financial instrument	50,000	—	—	50,000

	7,871,037	(21,592)	—	7,849,445

INCOME BEFORE INCOME TAXES	31,372,561	22,063,782	(13,945,782)	39,490,561

INCOME TAX EXPENSE	7,678,000	8,118,000	—	15,796,000

NET INCOME	$23,694,561	$13,945,782	$(13,945,782)	$23,694,561

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$215,303,463	$153,341,051	$(23,164,539)	$345,479,975

COSTS OF SALES (exclusive of depreciation shown below)	140,138,337	97,317,772	(23,685,024)	213,771,085

Gross profit	75,165,126	56,023,279	520,485	131,708,890

OPERATING EXPENSES (INCOME):
Selling, general and administrative	58,877,539	23,804,588	520,485	83,202,612
Depreciation	3,224,033	869,421	—	4,093,454
Amortization	2,524,036	3,112,243	—	5,636,279
Intercompany administrative fee	(2,706,000)	2,706,000	—	—
Equity in earnings of subsidiaries	(16,130,446)	—	16,130,446	—

	45,789,162	30,492,252	16,650,931	92,932,345

INCOME FROM OPERATIONS	29,375,964	25,531,027	(16,130,446)	38,776,545

OTHER EXPENSES:
Interest expense	19,381,236	864	—	19,382,100
Interest income	(17,414)	(26,283)	—	(43,697)

	19,363,822	(25,419)	—	19,338,403

INCOME BEFORE INCOME TAXES	10,012,142	25,556,446	(16,130,446)	19,438,142

INCOME TAX EXPENSE (BENEFIT)	(1,806,000)	9,426,000	—	7,620,000

NET INCOME	$11,818,142	$16,130,446	$(16,130,446)	$11,818,142

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$223,429,993	$151,459,395	$(22,753,148)	$352,136,240

COSTS OF SALES (exclusive of depreciation shown below)	145,723,587	96,975,372	(23,436,540)	219,262,419

Gross profit	77,706,406	54,484,023	683,392	132,873,821

OPERATING EXPENSES (INCOME):
Selling, general and administrative	59,866,947	26,706,606	683,392	87,256,945
Depreciation	2,944,415	745,584	—	3,689,999
Amortization	2,636,157	3,056,559	—	5,692,716
Intercompany administrative fee	(2,461,800)	2,461,800	—	—
Equity in earnings of subsidiaries	(13,666,066)	—	13,666,066	—

	49,319,653	32,970,549	14,349,458	96,639,660

INCOME FROM OPERATIONS	28,386,753	21,513,474	(13,666,066)	36,234,161

OTHER EXPENSES:
Interest expense	15,974,636	—	—	15,974,636
Interest income	(158,128)	(21,592)	—	(179,720)
Loss on derivative financial instrument	102,000	—	—	102,000

	15,918,508	(21,592)	—	15,896,916

INCOME BEFORE INCOME TAXES	12,468,245	21,535,066	(13,666,066)	20,337,245

INCOME TAX EXPENSE	266,000	7,869,000	—	8,135,000

NET INCOME	$12,202,245	$13,666,066	$(13,666,066)	$12,202,245

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES	$73,481,078	$3,790,149	$—	$77,271,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,790,814)	(861,140)	54,702	(2,597,252)
Acquisitions, net of cash acquired	(292,316)	(1,998,702)	—	(2,291,018)
Proceeds from sale of property and equipment	36,763	93,603	(54,702)	75,664
Software development costs	(261,736)	—	—	(261,736)

Net cash flows from investing activities	(2,308,103)	(2,766,239)	—	(5,074,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(202,383)	—	—	(202,383)
Principal payments on long-term debt	(6,653,047)	—	—	(6,653,047)
Principal payments on capital lease obligations	(398,410)	—	—	(398,410)
Dividends paid to parent	(4,235,000)			(4,235,000)
Change in due to parent	1,338,000	—	—	1,338,000

Net cash flows from financing activities	(10,150,840)	—	—	(10,150,840)

NET INCREASE IN CASH AND CASH EQUIVALENTS	61,022,135	1,023,910	—	62,046,045

CASH AND CASH EQUIVALENTS, Beginning of period	40,811,478	3,226,990	—	44,038,468

CASH AND CASH EQUIVALENTS, End of period	$101,833,613	$4,250,900	$—	$106,084,513

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES	$73,739,599	$2,484,522	$—	76,224,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,277,884)	(883,402)	31,520	(4,129,766)
Acquisitions, net of cash acquired	(2,745,146)	(2,670,499)	—	(5,415,645)
Proceeds from sale of property and equipment	15,735	37,394	(31,520)	21,609
Software development costs	(264,436)	—	—	(264,436)

Net cash flows from investing activities	(6,271,731)	(3,516,507)	—	(9,788,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,034,739)	—	—	(1,034,739)
Principal payments on capital lease obligations	(347,629)	—	—	(347,629)
Dividends paid to parent	(4,235,000)	—	—	(4,235,000)
Capital contributions	4,869	—	—	4,869
Change in due to parent	1,351,000			1,351,000

Net cash flows from financing activities	(4,261,499)	—	—	(4,261,499)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,206,369	(1,031,985)	—	62,174,384

CASH AND CASH EQUIVALENTS, Beginning of period	23,588,130	5,738,326	—	29,326,456

CASH AND CASH EQUIVALENTS, End of period	$86,794,499	$4,706,341	$—	$91,500,840

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Acquisitions. Our Bookstore Division continues to grow its number of bookstores through acquisitions and start-up locations. We acquired 3 bookstore locations in 3 separate transactions and added 2 start-up locations during the quarter ended September 30, 2009. We believe there are attractive opportunities for us to continue to expand our chain of bookstores across the country.
Revenue Results. Consolidated revenues for the quarter ended September 30, 2009 decreased $4.2 million, or 1.5%, from the quarter ended September 30, 2008. This decrease is primarily attributable to decreased revenues in the Bookstore and Textbook Divisions. The decrease in revenues in the Bookstore Division is primarily due to a decrease in same-store sales. The decrease in revenues in the Textbook Division is primarily due to a decrease in units sold.
EBITDA Results. Consolidated EBITDA for the quarter ended September 30, 2009 increased $1.7 million, or 3.2%, from the quarter ended September 30, 2008. The consolidated EBITDA increase is primarily attributable to lower selling, general and administrative expenses for all operating divisions. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.
Subsequent Event. On October 2, 2009, the Company completed its offering of $200.0 million of 10% senior secured notes (the “Senior Secured Notes”). Proceeds from the issuance of the Senior Secured Notes were primarily used to repay the Term Loan under the existing Senior Credit Facility. Also on October 2, 2009, the Company entered into an amended and restated credit agreement (the “ABL Credit Agreement”) which provides for an asset-based revolving facility of up to $75.0 million (less outstanding letters of credit and subject to a borrowing base) (the “ABL Facility”). A loss from early extinguishment of debt totaling approximately $3 million is expected to be recorded in the third quarter of fiscal year 2010 related to the write-off of unamortized loan costs as a result of the termination of the Term Loan and Revolving Credit Facility under the Senior Credit Facility.
Challenges and Expectations
We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past and, in addition, new and different challenges and opportunities given the general instability in the credit markets and in the economy. We have experienced, and we believe we will continue to experience, increasing competition for the supply of used textbooks from other companies, including other textbook wholesalers and from student-to-student transactions, increasing competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Finally, we are uncertain what impact the current economy and the instability in the financial markets might have on our business. Despite these challenges, we expect that we will continue to grow EBITDA on a consolidated basis in fiscal year 2010. We also expect that our capital expenditures will remain modest for a company of our size.

Quarter Ended September 30, 2009 Compared With Quarter Ended September 30, 2008.
Revenues. Revenues for the quarters ended September 30, 2009 and 2008 and the corresponding change in revenues were as follows:

			Change
	2009	2008	Amount	Percentage
Bookstore Division	$224,760,736	$225,518,527	$(757,791)	(0.3)%
Textbook Division	59,034,333	62,054,071	(3,019,738)	(4.9)%
Complementary Services Division	9,447,684	9,315,656	132,028	1.4%
Intercompany Eliminations	(16,526,651)	(15,956,040)	(570,611)	3.6%

	$276,716,102	$280,932,214	$(4,216,112)	(1.5)%

The decrease in Bookstore Division revenues was attributable to a decrease in same-store sales, which was partially offset by additional revenues from acquisitions. Same-store sales for the quarter ended September 30, 2009 decreased $5.7 million, or 2.7%, from the quarter ended September 30, 2008, primarily due to decreased new textbook and clothing and insignia wear revenues. The Company defines same-store sales for the quarter ended September 30, 2009 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2009. In addition, revenues declined $4.9 million for the quarter ended September 30, 2009 as a result of certain store closings since April 1, 2008. The Company has added 36 bookstore locations through acquisitions or start-ups since April 1, 2008. The new bookstores provided an additional $9.8 million of revenue for the quarter ended September 30, 2009.
For the quarter ended September 30, 2009, Textbook Division revenues decreased $3.0 million, or 4.9%, from the quarter ended September 30, 2008, due primarily to a 3.1% decrease in units sold and an increase in sales returns. Complementary Services Division revenues increased $0.1 million, or 1.4%, from the quarter ended September 30, 2008, as an increase in revenue from our distance education business was partially offset by a decrease in revenue from our consulting business. Intercompany eliminations increased $0.6 million, or 3.6%, primarily as a result of the increase in intercompany revenues in the Textbook Division.
Gross profit. Gross profit for the quarter ended September 30, 2009 decreased $0.3 million, or 0.3%, to $103.3 million from $103.6 million for the quarter ended September 30, 2008. The decrease in gross profit was primarily attributable to the decrease in revenues. The consolidated gross margin percentage increased to 37.3% for the quarter ended September 30, 2009 from 36.9% for the quarter ended September 30, 2008. The increase in our consolidated gross margin percentage is attributable to increases in the gross margin percentage for all of our divisions.
Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended September 30, 2009 decreased $2.0 million, or 3.9%, to $49.5 million from $51.5 million for the quarter ended September 30, 2008. Selling, general and administrative expenses as a percentage of revenues were 17.9% and 18.3% for the quarters ended September 30, 2009 and 2008, respectively. The decrease in selling, general and administrative expenses is primarily attributable to a $3.6 million decrease in personnel costs and a $1.2 million decrease in advertising expenses primarily due to cost cutting measures implemented during the last quarter of fiscal year 2009. These decreases were partially offset by a $1.7 million increase in commission expense primarily due to increased sales on the internet involving third-party websites and a $0.8 million increase in rent expense primarily due to an increase in the number of stores.

Earnings (loss) before interest, taxes, depreciation, and amortization (EBITDA). EBITDA for the quarters ended September 30, 2009 and 2008 and the corresponding change in EBITDA were as follows:

			Change
	2009	2008	Amount	Percentage
Bookstore Division	$34,108,196	$32,199,480	$1,908,716	5.9%
Textbook Division	20,711,713	20,839,508	(127,795)	(0.6)%
Complementary Services Division	718,220	414,111	304,109	73.4%
Corporate Administration	(1,796,926)	(1,402,800)	(394,126)	(28.1)%

	$53,741,203	$52,050,299	$1,690,904	3.2%

Bookstore Division EBITDA increased $1.9 million, or 5.9%, from the quarter ended September 30, 2008, primarily due to a decrease in selling, general and administrative expenses and an increase in gross profit. The $0.1 million, or 0.6%, decrease in Textbook Division EBITDA from the quarter ended September 30, 2008, was primarily due to the previously mentioned decrease in revenues, which was partially offset by a decrease in selling, general and administrative expenses. Complementary Services Division EBITDA increased $0.3 million from the quarter ended September 30, 2008, primarily due to improved results in the distance education business. Corporate Administration’s EBITDA loss increased $0.4 million from the quarter ended September 30, 2008, primarily due to an increase in selling, general and administrative expenses, which included a $0.2 million increase in professional services.
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements, measuring our overall performance for purposes of decision-making, developing our budgets and managing our expenditures. The Company’s various debt agreements also use EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities or net income as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other companies. See Note 7, Segment Information, to the condensed consolidated financial statements for a reconciliation of EBITDA to consolidated net income before income taxes.

The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

	Quarter Ended September 30,
	2009	2008
EBITDA	$53,741,203	$52,050,299
Adjustments to reconcile EBITDA to net cash flows from operating activities:
Share-based compensation	236,092	233,138
Interest income	26,897	179,720
Provision for losses (recoveries) on receivables	55,847	(15,380)
Cash paid for interest	(12,550,820)	(12,194,186)
Cash received (paid) for income taxes	1,833,852	(431,398)
Loss on disposal of assets	73,753	36,035
Change in due to parent	65,000	53,000
Changes in operating assets and liabilities, net of effect of acquisitions (1)	69,315,625	86,028,004

Net Cash Flows from Operating Activities	$112,797,449	$125,939,232

Net Cash Flows from Investing Activities	$(2,929,694)	$(4,691,577)

Net Cash Flows from Financing Activities	$(15,839,819)	$(42,139,734)

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Depreciation expense. Depreciation expense for the quarter ended September 30, 2009 increased $0.2 million, or 10.6%, to $2.0 million from $1.8 million for the quarter ended September 30, 2008, due primarily to additional bookstores.
Amortization expense. Amortization expense for the quarter ended September 30, 2009 decreased $0.1 million, or 2.3%, to $2.8 million from $2.9 million for the quarter ended September 30, 2008, primarily due to a decrease in amortization of non-compete agreements associated with bookstore acquisitions.
Interest expense, net. Interest expense, net for the quarter ended September 30, 2009 increased $1.8 million to $9.6 million from $7.8 million for the quarter ended September 30, 2008, primarily due to a $1.4 million increase in interest on the Term Loan mainly due to higher variable interest rates and a $0.5 million increase in amortization of additional prepaid loan costs related to the refinancing of the Term Loan and Revolving Credit Facility in February 2009. These increases were partially offset by a $0.3 million decline in interest on the Revolving Credit Facility due to lower outstanding indebtedness.
Income taxes. Income tax expense for the quarter ended September 30, 2009 decreased $0.4 million, or 2.6%, to $15.4 million from $15.8 million for the quarter ended September 30, 2008. Our effective tax rate for the quarters ended September 30, 2009 and 2008 was 39.2% and 40.0%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

Six Months Ended September 30, 2009 Compared With Six Months Ended September 30, 2008.
Revenues. Revenues for the six months ended September 30, 2009 and 2008 and the corresponding change in revenues were as follows:

			Change
	2009	2008	Amount	Percentage
Bookstore Division	$270,214,737	$271,989,690	$(1,774,953)	(0.7)%
Textbook Division	84,518,323	89,083,251	(4,564,928)	(5.1)%
Complementary Services Division	17,421,223	17,751,649	(330,426)	(1.9)%
Intercompany Eliminations	(26,674,308)	(26,688,350)	14,042	(0.1)%

	$345,479,975	$352,136,240	$(6,656,265)	(1.9)%

The decrease in Bookstore Division revenues was attributable to a decrease in same-store sales, which was partially offset by additional revenues from acquisitions. Same-store sales for the six months ended September 30, 2009 decreased $8.5 million, or 3.3%, from the six months ended September 30, 2008, primarily due to decreased new textbook revenues and to small decreases in clothing and insignia wear and used textbook revenues. The Company defines same-store sales for the six months ended September 30, 2009 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2009. In addition, revenues declined $5.6 million as a result of certain store closings since April 1, 2008. The Company has added 36 bookstore locations through acquisitions or start-ups since April 1, 2008. The new bookstores provided an additional $12.3 million of revenue for the six months ended September 30, 2009.
For the six months ended September 30, 2009, Textbook Division revenues decreased $4.6 million, or 5.1%, from the six months ended September 30, 2008, due primarily to a 4.5% decrease in units sold, which was partially offset by a 0.5% increase in average price per book sold. Complementary Services Division revenues decreased $0.3 million, or 1.9%, from the six months ended September 30, 2008, as a decrease in revenue in our consulting business was partially offset by an increase in revenue from our distance education business. Intercompany eliminations were comparable for the six months ended September 30, 2009 and 2008.
Gross profit. Gross profit for the six months ended September 30, 2009 decreased $1.2 million, or 0.9%, to $131.7 million from $132.9 million for the six months ended September 30, 2008. The decrease in gross profit was primarily attributable to the decrease in revenues. The consolidated gross margin percentage increased to 38.1% for the six months ended September 30, 2009 from 37.7% for the six months ended September 30, 2008. The increase in our consolidated gross margin percentage is primarily attributable to increases in the gross margin percentage for all of our divisions.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended September 30, 2009 decreased $4.1 million, or 4.6%, to $83.2 million from $87.3 million for the six months ended September 30, 2008. Selling, general and administrative expenses as a percentage of revenues were 24.1% and 24.8% for the six months ended September 30, 2009 and 2008, respectively. The decrease in selling, general and administrative expenses is primarily attributable to a $4.8 million decrease in personnel costs and a $2.1 million decrease in advertising and travel expenses, which were primarily due to cost cutting measures implemented during the last quarter of fiscal year 2009. These decreases were partially offset by a $1.8 million increase in commission expense, primarily due to an increase in sales on the internet involving third-party websites and a $1.2 million increase in rent expense, primarily due to an increase in the number of stores.

Earnings (loss) before interest, taxes, depreciation, and amortization (EBITDA). EBITDA for the six months ended September 30, 2009 and 2008 and the corresponding change in EBITDA were as follows:

			Change
	2009	2008	Amount	Percentage
Bookstore Division	$28,608,052	$25,767,928	$2,840,124	11.0%
Textbook Division	25,871,073	25,823,747	47,326	0.2%
Complementary Services Division	1,112,945	724,280	388,665	53.7%
Corporate Administration	(7,085,792)	(6,699,079)	(386,713)	(5.8)%

	$48,506,278	$45,616,876	$2,889,402	6.3%

Bookstore Division EBITDA increased $2.8 million, or 11.0%, from the six months ended September 30, 2008, primarily due to a decrease in selling, general and administrative expenses. The slight increase in Textbook Division EBITDA from the six months ended September 30, 2008 was primarily due to a decrease in selling, general and administrative expenses. Complementary Services Division EBITDA increased $0.4 million from the six months ended September 30, 2008, primarily due to improved results in our distance education and e-commerce businesses, which was partially offset by lower results in our consulting business. Corporate Administration’s EBITDA loss increased slightly from the six months ended September 30, 2008, primarily due to an increase in professional services.
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements, measuring our overall performance for purposes of decision-making, developing our budgets and managing our expenditures. The Company’s various debt agreements also use EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities or net income as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other companies. See Note 7, Segment Information, to the condensed consolidated financial statements for a reconciliation of EBITDA to consolidated net income before income taxes.
The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

	Six Months Ended September 30,
	2009	2008
EBITDA	$48,506,278	$45,616,876
Adjustments to reconcile EBITDA to net cash flows from operating activities:
Share-based compensation	479,741	485,432
Interest income	43,697	179,720
Provision for losses on receivables	133,629	14,150
Cash paid for interest	(17,359,745)	(14,966,649)
Cash received (paid) for income taxes	1,304,327	(1,931,833)
Loss on disposal of assets	118,143	61,833
Change in due to parent	(1,338,000)	(1,351,000)
Changes in operating assets and liabilities, net of effect of acquisitions (1)	45,383,157	48,115,592

Net Cash Flows from Operating Activities	$77,271,227	$76,224,121

Net Cash Flows from Investing Activities	$(5,074,342)	$(9,788,238)

Net Cash Flows from Financing Activities	$(10,150,840)	$(4,261,499)

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Depreciation expense. Depreciation expense for the six months ended September 30, 2009 increased $0.4 million, or 10.9%, to $4.1 million from $3.7 million for the six months ended September 30, 2008, due primarily to additional bookstores.
Amortization expense. Amortization expense for the six months ended September 30, 2009 decreased by $0.1 million, or 1.0%, to $5.6 million from $5.7 million for the six months ended September 30, 2008, primarily due to a decrease in amortization of non-compete agreements associated with bookstore acquisitions, which was mostly offset by an increase in contract-managed acquisition costs primarily associated with bookstore acquisitions and contract-management renewals and an increase in amortization of software development costs capitalized.
Interest expense, net. Interest expense, net for the six months ended September 30, 2009 increased $3.4 million to $19.3 million from $15.9 million for the six months ended September 30, 2008, primarily due to a $2.9 million increase in interest on the Term Loan mainly due to higher variable interest rates and a $1.1 million increase in amortization of additional prepaid loan costs related to the refinancing of the Term Loan and Revolving Credit Facility in February 2009. These increases were partially offset by a $0.6 million decline in interest on the Revolving Credit Facility due to lower outstanding indebtedness.
Income taxes. Income tax expense for the six months ended September 30, 2009 decreased $0.5 million, or 6.3%, to $7.6 million from $8.1 million for the six months ended September 30, 2008. Our effective tax rate for the six months ended September 30, 2009 and 2008 was 39.2% and 40.0%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to returns, bad debts, inventory valuation and obsolescence, goodwill and intangible assets, rebate programs, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
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
Goodwill and Intangible Assets. Our acquisitions of college bookstores result in the application of the acquisition method of accounting as of the acquisition date. In certain circumstances, our management performs valuations where appropriate to determine the fair value of assets acquired and liabilities assumed. The goodwill in such transactions is determined by calculating the difference between the consideration transferred and the fair value of net assets acquired. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) Topic 350, Intangibles – Goodwill and Other (formerly SFAS No. 142) and ASC Topic 360, Property, Plant and Equipment (formerly SFAS No. 144). In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually at March 31 and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. Fair value for goodwill impairment testing is determined using the market approach and is deemed to be the most indicative of the Company’s fair value. The fair value based upon the market approach is also analyzed for reasonableness compared to the fair value based upon the income approach (discounted cash flow approach). We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets.
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
Changes in Accounting Standards. In June 2009, the FASB Codification became the single source of authoritative GAAP. The Codification did not create any additional GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards, Emerging Issues Task Force, FASB Staff Position, etc. Authoritative standards included in the Codification are designated by their topical reference, and new standards are designated as Accounting Standards Updates with a year and assigned sequence number. Beginning with this interim report for the second quarter of fiscal year 2010, references to prior standards have been updated to reflect the new referencing system.

LIQUIDITY AND CAPITAL RESOURCES
Financing Activities
Our primary liquidity requirements are for debt service under the Senior Credit Facility (replaced by the ABL Credit Agreement and the Senior Secured Notes as of October 2, 2009), the Senior Subordinated Notes and other outstanding indebtedness, for dividends to fund interest payments due at our parent company, NBC Acquisition Corp. (“NBC”), for working capital, for income tax payments, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under the Revolving Credit Facility, which was replaced by the ABL Facility. At September 30, 2009, our total indebtedness was $365.4 million, consisting of a $186.5 million Term Loan, $175.0 million of Senior Subordinated Notes, and $3.9 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued senior discount notes, the balance of which at September 30, 2009 was $77.0 million (face value) (the “Senior Discount Notes”).
Principal and interest payments under the Senior Credit Facility (replaced by the ABL Credit Agreement and the Senior Secured Notes as of October 2, 2009), the Senior Subordinated Notes, and NBC’s Senior Discount Notes represent significant liquidity requirements for us. An excess cash flow payment of $6.0 million for fiscal year ended March 31, 2009 under the Senior Credit Facility was paid in September 2009. There was no excess cash flow obligation for the fiscal year ended March 31, 2008.
Loans under the Senior Credit Facility were subject to interest at floating rates based upon the borrowing option selected by us. On July 15, 2005, we entered into an interest rate swap agreement to essentially convert a portion of the variable rate Term Loan into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined by the Senior Credit Facility). This agreement was effective as of September 30, 2005 and expired September 30, 2008.
On October 2, 2009, in conjunction with the completion of the offering of the Senior Secured Notes, the Company entered into the ABL Credit Agreement which provides for the ABL Facility. The ABL Facility is scheduled to mature on the earlier of October 2, 2012 or the date that is 91 days prior to the earliest maturity of the Senior Secured Notes (due December 1, 2011), the Senior Subordinated Notes (due March 15, 2012), NBC’s Senior Discount Notes (due March 15, 2013), or any refinancing thereof. Borrowings under the ABL Facility are subject to the Eurodollar interest rate, not to be less than 1.5%, plus an applicable margin ranging from 4.25% to 4.75% or the base interest rate plus an applicable margin ranging from 3.25% to 3.75%. In addition, the applicable margin will increase 1.5% during the time periods from April 15th to June 29th and from December 1st to January 29th of each year. There also is a commitment fee ranging from 0.75% or 1.0% for the daily average unused amount.
The Senior Secured Notes will require semi-annual interest payments at a fixed rate of 10.0% and mature December 1, 2011. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments which began on September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.
We file a consolidated federal income tax return with our parent company, NBC, and follow a policy of recording income taxes equal to that which would have been incurred had we filed a separate return. We are responsible for remitting tax payments and collecting tax refunds for the consolidated group. The $1.3 million increase in the due to parent balance for the six months ended September 30, 2009 represents the current period tax savings resulting from operating losses generated by NBC from which we derive the benefit through reduced tax payments on the consolidated return.
Investing Cash Flows
Our capital expenditures were $2.6 million and $4.1 million for the six months ended September 30, 2009 and 2008, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and warehouse improvements. Our ability to make capital expenditures was subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The ABL Credit Agreement does not have a limitation on capital expenditures other than as part of the fixed charge coverage ratio. We expect capital expenditures to be between $5.0 million and $7.0 million for fiscal year 2010.

Business acquisition and contract-management renewal expenditures were $2.3 million and $5.4 million for the six months ended September 30, 2009 and 2008, respectively. During the six months ended September 30, 2009, 10 bookstore locations were acquired in 8 separate transactions (all of which were contract-managed locations). During the six months ended September 30, 2008, 16 bookstore locations were acquired in 13 separate transactions (13 of which were contract-managed locations). Our ability to make acquisition expenditures was subject to certain restrictions under the Senior Credit Facility, as amended and we will continue to have similar restrictions under the ABL Credit Agreement.
During the six months ended September 30, 2009 and 2008, we capitalized $0.3 million in software development costs associated with new software products and enhancements to existing software products.
Operating Cash Flows
Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the ABL Facility, which replaced the Revolving Credit Facility. Similar to the Revolving Credit Facility, usage of the ABL Facility to meet our liquidity needs will fluctuate throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows provided by operating activities for the six months ended September 30, 2009 were $77.3 million, up $1.1 million from $76.2 million for the six months ended September 30, 2008.
As of September 30, 2009, we had $106.1 million in cash and cash equivalents, which included $95.0 million of treasury notes, available to help fund working capital requirements. At certain times of the year, we also invest in cash equivalents. Until October 2, 2009, any investments in cash equivalents were subject to restrictions under the Senior Credit Facility. The Senior Credit Facility allowed investments in (1) certain short-term securities issued by, or unconditionally guaranteed by, the federal government, (2) certain short-term deposits in banks that have combined capital and surplus of not less than $500 million, (3) certain short-term commercial paper of issuers rated at least A-1 by Standard & Poor’s or P-1 by Moody’s, (4) certain money market funds which invest exclusively in assets otherwise allowable under the Senior Credit Facility and (5) certain other similar short-term investments. The ABL Credit Agreement has similar restrictions regarding allowable investments. Although we invest in compliance with our credit agreement and generally seek to minimize the risk associated with investments by investing in investment grade, highly liquid securities, we cannot give assurances that the cash equivalents in our investment portfolio will not lose value or become impaired in the future.
Covenant Restrictions
Access to our principal sources of cash is subject to various restrictions and compliance with specified financial ratios and tests. As with the Revolving Credit Facility which it replaced, the availability of borrowings under the ABL Facility is subject to the calculation of a borrowing base, which is a function of eligible accounts receivable and inventory, up to the maximum borrowing limit. Similar to the Senior Credit Facility that was paid off, the ABL Facility restricts the ability of the Company and certain of its subsidiaries to make investments, acquisitions, loans or advances and pay dividends, except that, among other things, we may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes owed by NBC. In addition, if availability under the ABL Facility is less than the greater of 20% of the total revolving loan commitments and $15.0 million, the Company will be required to maintain a fixed charge coverage ratio of at least 1.10x measured for the last twelve-month period. The indenture governing the Senior Subordinated Notes restricts the ability of the Company and certain of its subsidiaries to pay dividends or make certain other payments to its respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company’s consolidated net income. The indentures governing the Senior Secured Notes and Senior Discount Notes contain similar restrictions on the ability of the Company and certain of its subsidiaries and NBC and certain of its subsidiaries to pay dividends or make certain other payments to its respective stockholders. Such restrictions are not expected to affect our ability to meet our cash obligations for the next 12 months under the ABL Facility. As of September 30, 2009, we were in compliance with all of our debt covenants.
Sources of and Needs for Capital
As of September 30, 2009, we could borrow up to $65.0 million under the Revolving Credit Facility. Amounts available under the Revolving Credit Facility were permitted to be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

On October 2, 2009, in conjunction with the completion of the offering of the Senior Secured Notes, the Company entered into the ABL Credit Agreement which provides for the ABL Facility (collectively the “Refinancing”). Although our overall indebtedness did not materially increase upon consummation of the Refinancing, our liquidity requirements have increased, primarily due to increased interest payment obligations. After giving effect to the Refinancing, our three principal tranches of debt (the Senior Secured Notes, the ABL Facility and the Senior Subordinated Notes) each will mature within a period of six months of each other. The ABL Facility will mature on the earlier of October 2, 2012 or the date that is 91 days prior to the earliest maturity of the $200.0 million Senior Secured Notes (which mature on December 1, 2011), the $175.0 million Senior Subordinated Notes (which mature on March 15, 2012), NBC’s $77.0 million Senior Discount Notes (which mature on March 15, 2013), or any refinancing thereof. As a consequence, we may be required to refinance the other tranches of debt in our capital structure as well as NBC’s Senior Discount Notes, in order to refinance the ABL Facility. Due to our highly leveraged capital structure, in the absence of a significant improvement in our credit profile and/or the financial markets, we may not be able to refinance our indebtedness, or NBC may not be able to refinance its indebtedness, on terms acceptable to us or our parent company.
Assuming the Refinancing had occurred as of September 30, 2009, maturities of the long-term debt would have been $51,568 for less than 1 year, $375,121,268 for 2-3 years, $90,205 for 4-5 years and $0 after 5 years, and interest obligations would have adjusted accordingly.
Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital and make anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that funds generated from operations, existing cash, and borrowings under the ABL Facility will be sufficient to finance our current operations, cash interest requirements, income tax payments, planned capital expenditures, dividends to NBC, and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing. As noted previously, we also cannot give assurance that we will generate sufficient cash flow from operations or that future borrowings will be available under the ABL Facility in an amount sufficient to enable us to service our debt or to fund our liquidity needs.
Off-Balance Sheet Arrangements
As of September 30, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Accounting Standards Not Yet Adopted
In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (formerly SFAS No. 157) (“Update 2009-05”). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value of such liability using one or more of the techniques prescribed by the update. We expect to adopt Update 2009-05 in the third quarter of fiscal 2010. The standard is not expected to have a material impact on our consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) – Multiple Deliverable Arrangements (formerly EITF Issue No. 09-03) (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The update addresses how to separate deliverables and how to measure and allocate arrangement considerations to one or more units of account. Update 2009-13 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management has not yet determined if the update will have a material impact on the consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 08-01) (“Update 2009-14”). Update 2009-14 clarifies what guidance should be used in allocating and measuring revenue for vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The amendments in this update do not affect software revenue arrangements that do not include tangible products nor do they affect software revenue arrangements that include services if the software is essential to the functionality of those services. Update 2009-14 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management has determined that the update will not have a material impact on the consolidated financial statements.

Transactions with Related and Certain Other Parties
During the six months ended September 30, 2009 and 2008, we declared and paid $4.2 million in dividends to NBC to provide funding for interest due and payable on NBC’s Senior Discount Notes.
We file a consolidated federal income tax return with our parent company, NBC, and follow a policy of recording income taxes equal to that which would have been incurred had we filed a separate return. We are responsible for remitting tax payments and collecting tax refunds for the consolidated group. The due to parent balance, totaling $21.5 million and $18.3 million at September 30, 2009 and 2008, respectively, represents the cumulative tax savings resulting from operating losses generated by NBC from which we derive the benefit through reduced tax payments on the consolidated return.
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words “may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth, our ability to extend, refinance or repay our indebtedness, or statements expressing general optimism or pessimism about future results of operations, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: further deterioration in the economy and credit markets; a decline in consumer spending; increased competition from other companies that target our markets; increased competition from alternative media and alternative sources of textbooks for students, including digital or other educational content sold or rented directly to students; increased competition for the purchase and sale of used textbooks from student-to-student transactions; the risks of operating with a substantial level of indebtedness including possible increases in our costs of borrowing and/or our inability to extend or refinance debt as it matures; our inability to successfully start-up, acquire or contract-manage additional bookstores or to integrate those additional stores; our inability to cost-effectively maintain or increase the number of contract-managed stores; our inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in publisher practices regarding new editions and materials packaged with new textbooks; the loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; the impact of being controlled by one principal equity holder; further goodwill impairment or impairment of identifiable intangibles resulting in a non-cash write down of goodwill or identifiable intangibles; our inability to successfully execute on our cost savings initiatives; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in our Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the period ended September 30, 2009, our primary market risk exposure was fluctuation in variable interest rates. Of the $365.4 million in total indebtedness outstanding at September 30, 2009, approximately $186.5 million was subject to fluctuations in the Eurodollar interest rate. Exposure to interest rate fluctuations was managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and the Senior Secured Notes); and, historically, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, we entered into an interest rate swap agreement, which became effective on September 30, 2005 and expired on September 30, 2008. On October 2, 2009, the variable rate debt under the Term Loan was paid in full and the Company issued the Senior Secured Notes, which mature December 1, 2011.
At September 30, 2009, cash equivalents included $95.0 million in treasury notes with a weighted-average interest rate of 0.1% and weighted-average contractual term of 69 days. Due to the short-term nature of the treasury notes, fair market value is considered to approximate carrying value at September 30, 2009.
At September 30, 2009, the estimated fair value for the variable rate debt was considered to approximate carrying value due to the repayment of the Term Loan on October 2, 2009.
Certain quantitative market risk disclosures have changed since March 31, 2009 as a result of market fluctuations, movement in interest rates and principal payments. The table below presents summarized market risk information. The weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented.

	September 30,	March 31,
	2009	2009
Carrying Values:
Instruments entered into for purposes other than trading:	$94,981,222	$4,999,319
Cash equivalents (treasury notes)

Fixed rate debt	$178,911,987	$179,334,183
Variable rate debt	186,447,085	193,076,346

Fair Values:
Instruments entered into for purposes other than trading:
Cash equivalents (treasury notes)	$94,981,222	$4,999,319

Fixed rate debt	$154,589,000	$90,367,000
Variable rate debt	186,447,085	160,253,000

Overall Weighted-Average Interest Rates:
Cash equivalents (treasury notes)	0.10%	0.07%

Fixed rate debt	8.63%	8.63%
Variable rate debt	9.25%	9.25%

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which was filed with the Securities and Exchange Commission on June 25, 2009, except as set forth below.
We face competition in our markets, which could adversely impact our revenue levels, profit margins and ability to acquire an adequate supply of used textbooks. Our industry is highly competitive. A large number of actual and potential competitors exist, some of which are larger than us and have substantially greater resources than us. Revenue levels and profit margins could be adversely impacted if we experience increased competition in the markets in which we currently operate or in markets in which we will operate in the future.
Over the years, an increasing number of institution-owned college bookstores have decided to outsource or “contract-manage” the operation of their bookstores. The leading managers of these bookstores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed bookstores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed bookstores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.
We are also experiencing growing competition from alternative media and alternative sources of textbooks for students (such as websites designed to rent or sell textbooks, and sell e-books, other digital content and other merchandise directly to students; online resources; publishers selling or renting directly to students; print-on-demand textbooks; and CD-ROMs) and from the use of course packs (which are collections of copyrighted materials and professors’ original content which are produced by college bookstores and sold to students), all of which have the potential to reduce or replace the need for textbooks sold through college bookstores. A substantial increase in the availability or the acceptance of these alternatives as a source of textbooks and textbook information could significantly reduce college students’ use of college bookstores and/or the use of traditional textbooks and thus adversely impact our revenue levels and profit margins.
We are also experiencing growing competition from technology-enabled student-to-student transactions that take place over the internet. These transactions, whereby a student enters into a transaction directly with another student for the sale and purchase of a textbook, provide competition by reducing the supply of textbooks available to us for purchase and by reducing the sale of textbooks through college bookstores. While these transactions have occurred for many years, prior to the internet these transactions were limited by geography, a lack of information related to pricing and demand, and other factors. A significant increase in the number of these transactions could adversely impact our revenue levels and profit margins.

Our highly leveraged capital structure as well as the conditions of the financial markets upon refinancing could affect our ability to extend or refinance debt in advance of its maturity, which would negatively impact our liquidity and financial condition. Current global financial conditions have been characterized by increased market volatility. The global credit markets have been experiencing significant price volatility, dislocations and liquidity disruptions which have caused the interest rate cost of debt financings to increase considerably. These circumstances have materially impacted liquidity in the financial markets, making terms of certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the credit markets may negatively impact our ability to extend or refinance our existing debt on reasonable terms or at all, which may negatively affect our business.
After giving effect to the Refinancing, our three tranches of debt (the Senior Secured Notes, the ABL Facility and the Senior Subordinated Notes) each will mature within a period of six months of each other. The ABL Facility will mature on the earlier of October 2, 2012 or the date that is 91 days prior to the earliest maturity of the Senior Secured Notes (which mature on December 1, 2011), the Senior Subordinated Notes (which mature on March 15, 2012), the Senior Discount Notes (which mature on March 15, 2013) or any refinancing thereof. As a consequence, we may be required to refinance the other tranches of debt in our capital structure as well as NBC’s Senior Discount Notes, in order to refinance the ABL Facility. Due to our highly leveraged capital structure, in the absence of a significant improvement in our credit profile and/or the financial markets, we may not be able to refinance our indebtedness, or NBC may not be able to refinance its indebtedness, at all or on terms acceptable to us.
We may not be able to successfully acquire or contract-manage additional bookstores or integrate those additional stores, which could adversely impact our ability to grow revenues and profit margins. Part of our business strategy is to expand sales for our college bookstore operations by either acquiring privately-owned bookstores or being awarded additional contracts to manage institutional bookstores. We may not be able to identify additional private bookstores for acquisition or we may not be successful in competing for contracts to manage additional institutional bookstores. Due to the seasonal nature of business in our bookstores, the operations of the acquired or newly contract-managed bookstores may be affected by the time of the fiscal year when a bookstore is acquired or contract-managed by us. The process may require financial resources that would otherwise be available for our existing operations. Our integration of these future bookstores may not be successful; or, the anticipated strategic benefits of these future bookstores may not be realized or may not be realized within time frames contemplated by our management. Acquisitions and additional contract-managed bookstores may involve a number of special risks, including, but not limited to, adverse short-term effects on our reported results of operations, diversion of management’s attention, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of our competitors and customers. If we are unable to successfully integrate our future bookstores for these or other reasons, anticipated revenues and profit margins from these new bookstores could be adversely impacted.
Our operations are subject to various laws, rules and regulations relating to protection of the environment and of human health and safety. Our operations are subject to federal, state and local laws relating to the protection of the environment and of human health and safety. As an owner and operator of real property, we can be found jointly and severally liable under such laws for costs associated with investigating, removing and remediating any hazardous or toxic substances that may exist on, in or about our real property. This liability can be imposed without regard to whether the owner or operator had knowledge of, or was actually responsible for causing, the conditions being addressed. Some of our properties may have been impacted by the migration of hazardous substances released at neighboring third-party locations. In addition, it is possible that we may face claims alleging harmful exposure to, or property damage resulting from, the release of hazardous or toxic substances at or from our locations or otherwise related to our business. Environmental conditions relating to any former, current or future locations could adversely impact our business and results of operations.
We may be unable to obtain a sufficient supply of used textbooks, which could adversely impact our revenue levels and profit margins. Our ability to purchase a sufficient number of used textbooks largely determines our used textbook sales for future periods. Successfully acquiring books typically requires a visible presence on college campuses at the end of each semester, which requires hiring a significant number of temporary personnel, and having access to sufficient funds under a revolving credit facility or other financing alternatives to purchase the books. Textbook acquisition also depends upon college students’ willingness to sell their used textbooks at the end of each semester. The unavailability of sufficient personnel or credit, or a shift in student preferences, could impair our ability to acquire sufficient used textbooks to meet our sales objectives, thereby adversely impacting our revenue levels and profit margins.

Our wholesale and bookstore operations are seasonal in nature – a significant reduction in sales during our peak selling periods could adversely impact our ability to repay the new ABL Facility, thereby increasing interest expense and adversely impacting revenue levels by restricting our ability to buy an adequate supply of used textbooks. Our wholesale and bookstore operations experience two distinct selling periods and our wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal year 2009, 46% of our annual revenues occurred in the second fiscal quarter (July-September), while 31% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the fiscal year, increasing substantially in May and December as a result of the buying periods. We plan to fund our working capital requirements primarily through the ABL Facility. We have historically repaid our existing senior secured credit facilities with cash provided from operations. A significant reduction in sales during our peak selling periods could adversely impact our ability to repay the ABL Facility, increase the average balance outstanding under the ABL Facility (thereby resulting in increased interest expense), and restrict our ability to buy an adequate supply of used textbooks (thereby adversely impacting our revenue levels).
Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing, if necessary. As of September 30, 2009, as adjusted to give effect to the Refinancing, we would have had total outstanding debt of approximately $378.9 million. Our level of indebtedness could have important consequences. For example, it could:
•
make it more difficult to pay our debts as they become due, especially during general negative economic and market industry conditions because if our revenues decrease due to general economic or industry conditions, we may not have sufficient cash flow from operations to make our scheduled debt payments;

•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and, consequently, places us at a competitive disadvantage to our competitors with less debt;

•
require us to dedicate a substantial portion of our cash flow from operations to service our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our ability to make strategic acquisitions, invest in new products or capital assets or take advantage of business opportunities;
•	limit our ability to obtain additional financing, particularly in the current economic environment; and
•	render us more vulnerable to general adverse economic, regulatory and industry conditions.
Restrictive covenants may adversely affect our operations. Our ABL Credit Agreement and the indentures governing the Senior Secured Notes, the Senior Subordinated Notes, and the Senior Discount Notes contain various covenants that limit our ability to, among other things:
•	incur or assume additional debt or provide guarantees in respect of obligations of other persons;
•	issue redeemable stock and preferred stock;
•	pay dividends or distributions or redeem or repurchase capital stock;
•	prepay, redeem or repurchase debt;
•	make loans, investments and capital expenditures;
•	incur liens;

•	engage in sale/leaseback transactions;
•	restrict dividends, loans or asset transfers from our subsidiaries;
•	sell or otherwise dispose of assets, including capital stock of subsidiaries;
•	consolidate or merge with or into, or sell substantially all of our assets to, another person;
•	enter into transactions with affiliates; and
•	enter into new lines of business.

In addition, the restrictive covenants in our ABL Credit Agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under our ABL Facility. Moreover, the occurrence of a default under our ABL Facility could result in an event of default under our other indebtedness including our Senior Subordinated Notes, NBC’s Senior Discount Notes and our Senior Secured Notes. Upon the occurrence of an event of default under our ABL Facility, the lenders could elect to declare all amounts outstanding under our ABL Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our ABL Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under our ABL Facility. If the lenders under our ABL Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our ABL Facility and our other indebtedness or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
The amount of borrowings permitted under our ABL Facility may fluctuate significantly, and the maturity of our ABL Facility may be accelerated under certain circumstances, which may adversely affect our liquidity, financial position and results of operations. The amount of borrowings permitted at any time under our ABL Facility is limited to a monthly (or more frequently under certain circumstances) borrowing base valuation of our inventory, accounts receivable and certain cash balances. As a result, access to credit under the ABL Facility is potentially subject to significant fluctuations depending on the value of the eligible assets that comprise the borrowing base as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. In addition, in the event that we fail to comply with the covenants and restrictions in our ABL Facility, we may be in default, at which time payment of the obligations and unpaid interest may be accelerated and become immediately due and payable under our ABL Facility, which may adversely affect our liquidity, financial position and results of operations.
We are the sole operating subsidiary of our parent company and will need to continue to distribute funds to our parent to permit satisfaction of its obligations. Our parent company, NBC, is a holding company and as such conducts substantially all of its operations through us and our subsidiaries. Consequently, NBC does not have any income from its own operations and does not expect to generate income from its own operations in the future. As a result, NBC’s ability to meet its debt service obligations, including its obligations under its $77.0 million (face value) 11% Senior Discount Notes, substantially depends upon our and our subsidiaries’ cash flow and distribution of funds by us as dividends, loans, advances or other payments. Our ability to distribute funds to NBC will be limited under certain circumstances under the terms of our indentures and our other indebtedness. If in the future NBC were unable to satisfy its obligations under the Senior Discount Notes, which could result from the application of these restrictions on our ability to distribute funds to NBC, it could result in an event of default under the Senior Discount Notes. An event of default under the Senior Discount Notes could result in cross-defaults under our indebtedness, including the new ABL Facility.
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

10.1
Amended and Restated Credit Agreement, dated October 2, 2009, among the Company, the Subsidiary Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, Bank of America, N.A., as documentation agent, filed herewith replacing in its entirety Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2009.

10.2
First Lien Amended and Restated Guarantee and Collateral Agreement, dated October 2, 2009, among the Company, the Subsidiary Guarantors and Wilmington Trust FSB, as Collateral Agent, filed herewith replacing in its entirety Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 7, 2009.

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
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2009.

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

10.1
Amended and Restated Credit Agreement, dated October 2, 2009, among the Company, the Subsidiary Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, Bank of America, N.A., as documentation agent, filed herewith replacing in its entirety Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2009.

10.2
First Lien Amended and Restated Guarantee and Collateral Agreement, dated October 2, 2009, among the Company, the Subsidiary Guarantors and Wilmington Trust FSB, as Collateral Agent, filed herewith replacing in its entirety Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 7, 2009.

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