Form 10-Q
period 2010-09-30
NEBRASKA BOOK CO
filed 2010-11-12
CIK 1056758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of November 12, 2010: 100 shares
Total Number of Pages: 38
Exhibit Index: Page 38

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,	September 30,
	2010	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$96,280,288	$60,972,625	$106,084,513
Receivables, net	102,425,611	57,987,794	85,032,944
Inventories	127,160,424	97,497,689	117,971,555
Recoverable income taxes	—	2,435,287	—
Deferred income taxes	9,892,559	6,247,559	8,602,801
Prepaid expenses and other assets	4,296,306	4,070,281	3,076,539

Total current assets	340,055,188	229,211,235	320,768,352

PROPERTY AND EQUIPMENT, net of depreciation & amortization	41,724,948	42,155,424	43,932,230

GOODWILL	218,356,730	215,571,126	215,571,126

CUSTOMER RELATIONSHIPS, net of amortization	77,032,060	79,902,820	82,773,580

TRADENAME	31,320,000	31,320,000	31,320,000

OTHER IDENTIFIABLE INTANGIBLES, net of amortization	5,869,686	5,295,324	6,874,747

DEBT ISSUE COSTS, net of amortization	6,493,731	9,198,683	5,086,222

OTHER ASSETS	3,742,834	2,850,632	3,178,826

	$724,595,177	$615,505,244	$709,505,083

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$119,323,946	$26,387,040	$118,676,798
Accrued employee compensation and benefits	8,042,938	9,401,468	9,526,518
Accrued interest	7,301,050	7,295,709	709,588
Accrued incentives	6,234,731	6,313,933	6,676,762
Accrued expenses	10,771,966	9,051,651	5,593,464
Income taxes payable	9,652,292	—	8,383,744
Deferred revenue	4,056,887	1,299,960	3,783,843
Current maturities of long-term debt	57,393	54,403	51,568
Current maturities of capital lease obligations	770,083	846,053	791,246

Total current liabilities	166,211,286	60,650,217	154,193,531

LONG-TERM DEBT, net of current maturities	374,555,562	374,343,069	361,658,564

CAPITAL LEASE OBLIGATIONS, net of current maturities	2,011,549	2,380,737	2,857,694

OTHER LONG-TERM LIABILITIES	1,994,793	2,278,963	5,819,820

DEFERRED INCOME TAXES	50,464,019	50,467,019	52,667,458

DUE TO PARENT	22,495,711	23,194,711	21,468,189

COMMITMENTS (Note 4)

STOCKHOLDER’S EQUITY:
Common stock, voting, authorized 50,000 shares of $1.00 par value; issued and outstanding 100 shares	100	100	100
Additional paid-in capital	148,254,699	148,197,307	148,155,662
Accumulated deficit	(41,392,542)	(46,006,879)	(37,315,935)

Total stockholder’s equity	106,862,257	102,190,528	110,839,827

	$724,595,177	$615,505,244	$709,505,083

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

REVENUES, net of returns	$272,769,345	$276,716,102	$345,191,311	$345,479,975

COSTS OF SALES (exclusive of depreciation shown below)	170,030,172	173,427,401	212,229,549	213,771,085

Gross profit	102,739,173	103,288,701	132,961,762	131,708,890

OPERATING EXPENSES:
Selling, general and administrative	52,538,609	49,547,498	88,010,285	83,202,612
Depreciation	2,154,272	2,039,810	4,252,605	4,093,454
Amortization	2,208,934	2,799,197	4,404,889	5,636,279

	56,901,815	54,386,505	96,667,779	92,932,345

INCOME FROM OPERATIONS	45,837,358	48,902,196	36,293,983	38,776,545

OTHER EXPENSES:
Interest expense	10,629,693	9,665,973	21,276,722	19,382,100
Interest income	(36,991)	(26,897)	(84,076)	(43,697)

	10,592,702	9,639,076	21,192,646	19,338,403

INCOME BEFORE INCOME TAXES	35,244,656	39,263,120	15,101,337	19,438,142

INCOME TAX EXPENSE	14,470,000	15,391,000	6,252,000	7,620,000

NET INCOME	$20,774,656	$23,872,120	$8,849,337	$11,818,142

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(UNAUDITED)

		Additional
	Common	Paid-in	Accumulated		Comprehensive
	Stock	Capital	Deficit	Total	Income

BALANCE, April 1, 2009	$100	$148,135,923	$(44,899,077)	$103,236,946

Contributed capital	—	(2,401)	—	(2,401)	$—

Share-based compensation attributable to NBC Holdings Corp. stock options	—	22,140	—	22,140	—

Net income	—	—	11,818,142	11,818,142	11,818,142

Dividends declared to parent	—		(4,235,000)	(4,235,000)	—

BALANCE, September 30, 2009	$100	$148,155,662	$(37,315,935)	$110,839,827	$11,818,142

BALANCE, April 1, 2010	$100	$148,197,307	$(46,006,879)	$102,190,528

Contributed capital	—	(2,361)	—	(2,361)	$—

Share-based compensation attributable to NBC Holdings Corp. stock options	—	59,753	—	59,753	—

Net income	—	—	8,849,337	8,849,337	8,849,337

Dividends declared to parent	—	—	(4,235,000)	(4,235,000)	—

BALANCE, September 30, 2010	$100	$148,254,699	$(41,392,542)	$106,862,257	$8,849,337

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,849,337	$11,818,142
Adjustments to reconcile net income to net cash flows from operating activities:
Share-based compensation	429,837	479,741
Provision for losses on receivables	700,976	133,629
Depreciation	4,252,605	4,093,454
Amortization	4,404,889	5,636,279
Amortization of debt issue costs and bond discount	3,013,568	1,991,283
Loss on disposal of assets	53,866	118,143
Deferred income taxes	(3,568,000)	(3,667,000)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(45,095,607)	(23,867,338)
Inventories	(26,237,581)	(23,577,275)
Recoverable income taxes	2,435,287	2,869,583
Prepaid expenses and other assets	(214,109)	1,024,335
Other assets	(937,749)	(522,785)
Accounts payable	93,061,371	92,042,552
Accrued employee compensation and benefits	(1,358,530)	(4,253,691)
Accrued interest	5,341	31,072
Accrued incentives	(79,202)	566,062
Accrued expenses	1,350,231	1,316,359
Income taxes payable	9,652,292	8,383,744
Deferred revenue	2,756,927	2,824,569
Other long-term liabilities	(72,196)	(169,631)

Net cash flows from operating activities	53,403,553	77,271,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,679,919)	(2,597,252)
Acquisitions, net of cash acquired	(8,298,041)	(2,291,018)
Proceeds from sale of property and equipment	14,552	75,664
Software development costs	(660,191)	(261,736)

Net cash flows from investing activities	(12,623,599)	(5,074,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(66,660)	(202,383)
Principal payments on long-term debt	(26,473)	(6,653,047)
Principal payments on capital lease obligations	(445,158)	(398,410)
Borrowings under revolving credit facility	18,800,000	52,500,000
Payments under revolving credit facility	(18,800,000)	(52,500,000)
Dividends paid to parent	(4,235,000)	(4,235,000)
Change in due to parent	(699,000)	1,338,000

Net cash flows from financing activities	(5,472,291)	(10,150,840)

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,307,663	62,046,045

CASH AND CASH EQUIVALENTS, Beginning of period	60,972,625	44,038,468

CASH AND CASH EQUIVALENTS, End of period	$96,280,288	$106,084,513

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash (received) paid during the period for:
Interest	$18,257,813	$17,359,745
Income taxes	(1,568,579)	(1,304,327)
Noncash investing and financing activities:
Unpaid consideration associated with bookstore acquisitions	—	450,000
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
In our accompanying September 30, 2009 Condensed Consolidated Statement of Cash Flows we have revised our presentation of proceeds from, and principal payments of, our revolving credit facility to reflect the cash flows in connection with the borrowings and repayments under this revolver. Related amounts had previously been presented on a net basis, rather than in accordance with ASC Topic 230, “Statement of Cash Flows”, on a gross basis. This revision had no impact on the net proceeds from, and principal repayments of, this revolver or on our net cash flows from financing activities.
We have evaluated subsequent events through the filing date of this Form 10-Q.
2.	Inventories — Inventories are summarized as follows:

	September 30,	March 31,	September 30,
	2010	2010	2009
Bookstore Division	$108,016,445	$68,765,952	$97,467,481
Textbook Division	16,005,592	26,132,007	16,905,358
Complementary Services Division	3,138,387	2,599,730	3,598,716

	$127,160,424	$97,497,689	$117,971,555

3.
Goodwill and Other Identifiable Intangibles — During the six months ended September 30, 2010, sixteen bookstore locations were acquired in thirteen separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $7.8 million, of which $2.8 million was assigned to goodwill, $0.5 million was assigned to covenants not to compete with a weighted-average amortization period of 2.7 years, and $0.8 million was assigned to contract-managed relationships with a weighted-average amortization period of five years. The weighted-average amortization period for all covenants not to compete and contract-managed relationships entered into in connection with acquisitions occurring during the six months ended September 30, 2010 was 4.2 years. Costs incurred to renew contract-managed relationships during the six months ended September 30, 2010 were $0.2 million with a weighted-average amortization period of five years before the next renewal of such contracts. As of September 30, 2010, $0.3 million of prior year acquisition costs remained to be paid. During the six months ended September 30, 2010, we paid $0.3 million of previously accrued consideration for bookstore acquisitions and contract-managed relationships occurring in prior periods.

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
The changes in the carrying amount of goodwill, in total, by reportable segment and assigned to corporate administration, are as follows:

	Bookstore	Corporate
	Division	Administration	Total

Balance, April 1, 2009	$53,346,251	$162,089,875	$215,436,126
Additions to goodwill:
Bookstore acquisitions	135,000	—	135,000

Balance, September 30, 2009	$53,481,251	$162,089,875	$215,571,126

Balance, April 1, 2010	$53,481,251	$162,089,875	$215,571,126
Additions to goodwill:
Bookstore acquisitions	2,785,604	—	2,785,604

Balance, September 30, 2010	$56,266,855	$162,089,875	$218,356,730

The following table presents the gross carrying amount and accumulated impairment charge of goodwill:

	Gross carrying	Accumulated	Net carrying
	amount	impairment	amount

Balance, April 1, 2009	$322,408,126	$(106,972,000)	$215,436,126

Additions	135,000	—	135,000

Balance, September 30, 2009	$322,543,126	$(106,972,000)	$215,571,126

Balance, April 1, 2010	$322,543,126	$(106,972,000)	$215,571,126

Additions	2,785,604	—	2,785,604

Balance, September 30, 2010	$325,328,730	$(106,972,000)	$218,356,730

We perform a test for goodwill impairment annually or more frequently if impairment indicators exist. We completed the annual test for goodwill impairment by reporting unit during the fourth quarter for the year ended March 31, 2010 and no goodwill impairment was indicated. Due to the economic downturn and changes in comparable company market multiples, we determined in the first step of the goodwill impairment test conducted at March 31, 2009 that the carrying value of the Textbook and Bookstore Divisions exceeded their fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As a result, we recorded an impairment charge of $107.0 million in fiscal year 2009. The impairment charge reduced our goodwill carrying value to $215.4 million as of March 31, 2009.
Fair value was determined using a market approach based primarily on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and was deemed to be the most indicative of the Company’s fair value and was consistent in principle with the methodology used for goodwill evaluation in prior years. The EBITDA multiple approach requires that we estimate a certain valuation multiple of EBITDA derived from comparable companies and apply that multiple to our last twelve-month pro forma EBITDA. This total company fair value is allocated to the reporting units based upon their percentage of EBITDA. The fair value was also calculated using the income approach (discounted cash flow approach) and we concluded that it was supportive of the fair value based upon the EBITDA multiple approach. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions about future economic conditions and comparable company market multiples, among others. If we fail the first step of the goodwill impairment test, we are required, in the second step, to estimate the fair value of reporting unit assets and liabilities, including intangible assets, to derive the fair value of the reporting unit’s goodwill.

The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	September 30, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(37,797,940)	$77,032,060
Developed technology	14,369,980	(12,352,816)	2,017,164
Covenants not to compete	3,879,300	(2,808,629)	1,070,671
Contract-managed relationships	5,009,594	(2,227,743)	2,781,851
Other	1,585,407	(1,585,407)	—

	$139,674,281	$(56,772,535)	$82,901,746

	March 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(34,927,180)	$79,902,820
Developed technology	13,709,789	(12,137,672)	1,572,117
Covenants not to compete	3,416,000	(2,268,172)	1,147,828
Contract-managed relationships	4,555,740	(2,200,557)	2,355,183
Other	1,585,407	(1,365,211)	220,196

	$138,096,936	$(52,898,792)	$85,198,144

	September 30, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(32,056,420)	$82,773,580
Developed technology	13,243,373	(11,069,405)	2,173,968
Covenants not to compete	6,613,699	(4,857,178)	1,756,521
Contract-managed relationships	4,305,740	(1,845,911)	2,459,829
Other	1,585,407	(1,100,978)	484,429

	$140,578,219	$(50,929,892)	$89,648,327

Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization
Expense

Quarter ended September 30, 2010	$2,208,934
Quarter ended September 30, 2009	2,799,197
Six months ended September 30, 2010	4,404,889
Six months ended September 30, 2009	5,636,279

Estimated amortization expense for the fiscal years ending March 31:
2011	$8,455,088
2012	7,350,234
2013	6,840,530
2014	6,410,012
2015	6,211,208
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
4.
Long-Term Debt — Indebtedness at September 30, 2010 includes an amended and restated bank-administered credit agreement (the “ABL Credit Agreement”), which provides for a $75.0 million asset-based revolving credit facility (the “ABL Facility”), of which $0.9 million was outstanding under a letter of credit at September 30, 2010; $200.0 million of 10.0% senior secured notes (the “Senior Secured Notes”) issued at a discount of $1.0 million with unamortized bond discount of $0.6 million at September 30, 2010 (effective rate of 10.14%); $175.0 million of 8.625% senior subordinated notes (the “Senior Subordinated Notes”); $0.2 million of other indebtedness; and $2.8 million of capital leases. The ABL Facility is scheduled to expire on the earlier of October 2, 2012 or the date that is 91 days prior to the earliest maturity of the Senior Secured Notes (due December 1, 2011), the Senior Subordinated Notes (due March 15, 2012), NBC’s $77.0 million of 11% senior discount notes (the “Senior Discount Notes”, due March 15, 2013), or any refinancing thereof.

Borrowings under the ABL Facility are subject to the Eurodollar interest rate, not to be less than 1.5%, plus an applicable margin ranging from 4.25% to 4.75% or a base interest rate. The base interest rate is the greater of a) the prime rate, b) the federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 2.5%, plus an applicable margin ranging from 3.25% to 3.75%. In addition, the applicable margin will increase 1.5% during the time periods from April 15 to June 29 and from December 1 to January 29 of each year. The interest rate as of September 30, 2010 was 6.5%. There also is a commitment fee for the ABL Facility ranging from 0.75% to 1.0%. The ABL Facility is secured by a first priority interest in substantially all of our and our subsidiaries’ property and assets, which also secure the Senior Secured Notes on a second priority basis.
The Senior Secured Notes pay cash interest semi-annually and mature on December 1, 2011. The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012.
The ABL Credit Agreement requires us to maintain certain financial ratios and contains a number of other covenants that among other things, restricts our ability and the ability of certain of our subsidiaries to incur additional indebtedness, dispose of assets, make capital expenditures, investments, acquisitions, loans or advances and pay dividends, except that, among other things, we may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes we may owe. In addition, under the ABL Facility, if availability, as defined in the ABL Credit Agreement, is less than the greater of 20% of the total revolving credit commitments and $15.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.10x measured for the last twelve-month period on a pro forma basis in order to maintain access to the funds under the ABL Facility. The calculated borrowing base as of September 30, 2010 was $72.4 million, of which $0.9 million was outstanding under a letter of credit and $71.5 million was unused. At September 30, 2010, our pro forma fixed charge coverage ratio was 1.4x.

The indenture governing the Senior Secured Notes restricts our ability and the ability of certain of our subsidiaries to pay dividends or make certain other payments, subject to certain exceptions, unless certain conditions are met, including (i) no default under the indenture has occurred, (ii) we and certain of our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the amount of the dividend or payment may not exceed 50% of aggregate income from January 1, 2004 to the end of the most recent fiscal quarter plus cash proceeds received from the issuance of stock less the aggregate of payments made under this restriction (the “Restricted Payment Calculation”). The indentures governing the Senior Subordinated Notes and NBC’s Senior Discount Notes contain similar restrictions on our ability and the ability of certain of our subsidiaries and the ability of NBC to pay dividends or make certain other payments. In addition, if there is no availability under the Restricted Payment Calculation, but we maintain the 2.0 to 1.0 consolidated coverage ratio on a pro forma basis, we may make dividends to NBC to meet the interest payments on the Senior Discount Notes. If we do not maintain the 2.0 to 1.0 ratio on a pro forma basis, we may still make payments, including dividends to NBC, up to $15.0 million in the aggregate. At September 30, 2010, our pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes was 1.7 to 1.0 and the ratio calculated under the indenture to the Senior Secured Notes was 1.9 to 1.0. The pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes differs from the ratio calculated under the indenture to the Senior Secured Notes because the indenture to the Senior Subordinated Notes excludes debt issue cost amortization only for debt instruments outstanding at the March 4, 2004 Transaction date from the calculation, whereas the indenture to the Senior Secured Notes excludes the higher debt issue cost amortization for the Senior Secured Notes and the ABL Facility, which were issued in October of 2009, from the same calculation. At September 30, 2010, the amount distributable under the most restrictive indenture was $6.5 million after applying $8.5 million of dividends paid to NBC for the March 15, 2010 and September 15, 2010 interest on NBC’s Senior Discount Notes. Such restrictions are not expected to affect our ability to meet our cash obligations for the remainder of fiscal year 2011.
At September 30, 2010, we were in compliance with all of our debt covenants.
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
The three levels are defined as follows: Level 1 — inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets; Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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

Our long-term debt is not measured at estimated fair value on a recurring basis in the statement of financial position so it does not fall under the three-level hierarchal disclosure requirements. The estimated fair value of the Senior Subordinated Notes and the Senior Secured Notes, both of which are at a fixed rate, is determined utilizing the “market approach” based upon quoted prices for these instruments in markets that are not active. Other fixed rate debt (including capital lease obligations) estimated fair values are determined utilizing the “income approach”, calculating a present value of future payments based upon prevailing interest rates for similar obligations.
Estimated fair value for our fixed rate long-term debt at September 30, 2010, March 31, 2010 and September 30, 2009 is summarized in the following table:

	September 30,	March 31,	September 30,
	2010	2010	2009
Carrying Values:
Fixed rate debt	$377,394,587	$377,624,262	$178,911,987
Variable rate debt	—	—	186,447,085

Fair Values:
Fixed rate debt	$374,293,000	$372,317,000	$154,589,000
Variable rate debt	—	—	186,447,085
Our Term Loan, which was at a variable rate, was paid in full on October 2, 2009 upon the issuance of the Senior Secured Notes. At September 30, 2010 and March 31, 2010 we did not have any long-term variable rate debt outstanding.
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

The following table provides selected information about profit or loss (excluding the impact of our interdivisional administrative fee — see Note 9, Condensed Consolidating Financial Information, to the condensed consolidated financial statements) on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Quarter ended September 30, 2010:
External customer revenues	$220,212,268	$44,532,578	$8,024,499	$272,769,345
Intersegment revenues	53,912	11,428,669	2,089,579	13,572,160
Depreciation and amortization expense	2,275,176	1,520,658	242,671	4,038,505
Earnings before interest, taxes, depreciation and amortization (EBITDA)	32,373,258	19,582,255	895,676	52,851,189

Quarter ended September 30, 2009:
External customer revenues	$224,345,824	$44,615,434	$7,754,844	$276,716,102
Intersegment revenues	414,912	14,418,899	1,692,840	16,526,651
Depreciation and amortization expense	2,281,091	1,520,206	683,847	4,485,144
Earnings before interest, taxes, depreciation and amortization (EBITDA)	34,108,196	20,711,713	718,220	55,538,129

Six months ended September 30, 2010:
External customer revenues	$268,141,364	$62,288,752	$14,761,195	$345,191,311
Intersegment revenues	89,664	19,115,070	4,212,975	23,417,709
Depreciation and amortization expense	4,455,492	3,041,456	479,853	7,976,801
Earnings before interest, taxes, depreciation and amortization (EBITDA)	26,521,975	24,361,925	1,769,194	52,653,094

Six months ended September 30, 2009:
External customer revenues	$269,457,313	$61,780,298	$14,242,364	$345,479,975
Intersegment revenues	757,424	22,738,025	3,178,859	26,674,308
Depreciation and amortization expense	4,630,129	3,040,789	1,360,277	9,031,195
Earnings before interest, taxes, depreciation and amortization (EBITDA)	28,608,052	25,871,073	1,112,945	55,592,070
The following table reconciles segment information presented above with consolidated information as presented in our condensed consolidated financial statements:

	Quarter Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Total for reportable segments	$286,341,505	$293,242,753	$368,609,020	$372,154,283
Elimination of intersegment revenues	(13,572,160)	(16,526,651)	(23,417,709)	(26,674,308)

Consolidated total	$272,769,345	$276,716,102	$345,191,311	$345,479,975

Depreciation and Amortization Expense:
Total for reportable segments	$4,038,505	$4,485,144	$7,976,801	$9,031,195
Corporate Administration	324,701	353,863	680,693	698,538

Consolidated total	$4,363,206	$4,839,007	$8,657,494	$9,729,733

Income Before Income Taxes:
Total EBITDA for reportable segments	$52,851,189	$55,538,129	$52,653,094	$55,592,070
Corporate Administration EBITDA loss (including interdivision profit elimination)	(2,650,625)	(1,796,926)	(7,701,617)	(7,085,792)

	50,200,564	53,741,203	44,951,477	48,506,278
Depreciation and amortization	(4,363,206)	(4,839,007)	(8,657,494)	(9,729,733)

Consolidated income from operations	45,837,358	48,902,196	36,293,983	38,776,545
Interest and other expenses, net	(10,592,702)	(9,639,076)	(21,192,646)	(19,338,403)

Consolidated income before income taxes	$35,244,656	$39,263,120	$15,101,337	$19,438,142

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
8.
Related Party Transactions — In accordance with our debt covenants, we declared and paid $4.2 million in dividends to NBC during the six months ended September 30, 2010 and 2009 to provide funding for interest due and payable on NBC’s Senior Discount Notes.

9.
Condensed Consolidating Financial Information — Effective January 26, 2009, we established Campus Authentic LLC, a wholly-owned subsidiary which was separately formed under the laws of the State of Delaware. On April 24, 2007, we established Net Textstore LLC as a wholly-owned subsidiary separately formed under the laws of the State of Delaware. On May 1, 2006, we acquired all of the outstanding stock of CBA, an entity separately incorporated under the laws of the State of Illinois and now accounted for as one of our wholly-owned subsidiaries. Effective January 1, 2005, our textbook division was separately formed under the laws of the State of Delaware as NBC Textbooks LLC, one of our wholly-owned subsidiaries. Effective July 1, 2002, our distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., one of our wholly-owned subsidiaries. Campus Authentic LLC, Net Textstore LLC, CBA, NBC Textbooks LLC, and Specialty Books, Inc. unconditionally guarantee, on a joint and several basis, full and prompt payment and performance of our obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes and the Senior Secured Notes. As of September 30, 2010, our wholly-owned subsidiaries were also a party to the First Lien Amended and Restated Guarantee and Collateral Agreement related to the ABL Credit Agreement. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (Nebraska Book Company, Inc.), subsidiary guarantors (Campus Authentic LLC, Net Textstore LLC, CBA, NBC Textbooks LLC, and Specialty Books, Inc.), consolidating eliminations, and consolidated totals.

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2010
(UNAUDITED)

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$89,480,540	$6,799,748	$—	$96,280,288
Intercompany receivables	18,335,142	67,376,469	(85,711,611)	—
Receivables, net	46,130,683	56,294,928	—	102,425,611
Inventories	84,198,861	42,961,563	—	127,160,424
Deferred income taxes	3,484,559	6,408,000	—	9,892,559
Prepaid expenses and other assets	2,502,787	1,793,519	—	4,296,306

Total current assets	244,132,572	181,634,227	(85,711,611)	340,055,188

PROPERTY AND EQUIPMENT, net	35,796,371	5,928,577	—	41,724,948

GOODWILL	202,685,622	15,671,108	—	218,356,730

CUSTOMER RELATIONSHIPS, net	4,160,079	72,871,981	—	77,032,060

TRADENAME	31,320,000	—	—	31,320,000

OTHER IDENTIFIABLE INTANGIBLES, net	3,489,738	2,379,948	—	5,869,686

INVESTMENT IN SUBSIDIARIES	185,082,593	—	(185,082,593)	—

OTHER ASSETS	9,146,870	1,089,695	—	10,236,565

	$715,813,845	$279,575,536	$(270,794,204)	$724,595,177

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$86,631,582	$32,692,364	$—	$119,323,946
Intercompany payables	67,376,469	18,335,142	(85,711,611)	—
Accrued employee compensation and benefits	5,867,637	2,175,301	—	8,042,938
Accrued interest	7,301,050	—	—	7,301,050
Accrued incentives	7,866	6,226,865	—	6,234,731
Accrued expenses	9,028,747	1,743,219	—	10,771,966
Income taxes payable	4,644,325	5,007,967	—	9,652,292
Deferred revenue	4,018,801	38,086	—	4,056,887
Current maturities of long-term debt	57,393	—	—	57,393
Current maturities of capital lease obligations	770,083	—	—	770,083

Total current liabilities	185,703,953	66,218,944	(85,711,611)	166,211,286

LONG-TERM DEBT, net of current maturities	374,555,562	—	—	374,555,562

CAPITAL LEASE OBLIGATIONS, net of current maturities	2,011,549	—	—	2,011,549

OTHER LONG-TERM LIABILITIES	1,794,793	200,000	—	1,994,793

DEFERRED INCOME TAXES	22,390,020	28,073,999	—	50,464,019

DUE TO PARENT	22,495,711	—	—	22,495,711

COMMITMENTS

STOCKHOLDER’S EQUITY	106,862,257	185,082,593	(185,082,593)	106,862,257

	$715,813,845	$279,575,536	$(270,794,204)	$724,595,177

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2010
(UNAUDITED)

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

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2009
(UNAUDITED)

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	101,833,613	$4,250,900	$—	$106,084,513
Intercompany receivables	9,178,815	48,007,630	(57,186,445)	—
Receivables, net	39,261,307	45,771,637	—	85,032,944
Inventories	75,544,146	42,427,409	—	117,971,555
Deferred income taxes	2,215,801	6,387,000	—	8,602,801
Prepaid expenses and other assets	2,544,029	532,510	—	3,076,539

Total current assets	230,577,711	147,377,086	(57,186,445)	320,768,352

PROPERTY AND EQUIPMENT, net	38,307,327	5,624,903	—	43,932,230

GOODWILL	199,900,018	15,671,108	—	215,571,126

CUSTOMER RELATIONSHIPS, net	4,470,147	78,303,433	—	82,773,580

TRADENAME	31,320,000	—	—	31,320,000

OTHER IDENTIFIABLE INTANGIBLES, net	5,014,175	1,860,572	—	6,874,747

INVESTMENT IN SUBSIDIARIES	167,421,384	—	(167,421,384)	—

OTHER ASSETS	6,692,055	1,572,993	—	8,265,048

	$683,702,817	$250,410,095	$(224,607,829)	$709,505,083

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$88,964,161	$29,712,637	$—	$118,676,798
Intercompany payables	48,007,630	9,178,815	(57,186,445)	—
Accrued employee compensation and benefits	7,218,895	2,307,623		9,526,518
Accrued interest	709,588	—	—	709,588
Accrued incentives	11,437	6,665,325	—	6,676,762
Accrued expenses	4,052,647	1,540,817	—	5,593,464
Income taxes payable	4,414,547	3,969,197	—	8,383,744
Deferred revenue	3,777,545	6,298	—	3,783,843
Current maturities of long-term debt	51,568	—	—	51,568
Current maturities of capital lease obligations	791,246	—	—	791,246

Total current liabilities	157,999,264	53,380,712	(57,186,445)	154,193,531

LONG-TERM DEBT, net of current maturities	361,658,564	—	—	361,658,564

CAPITAL LEASE OBLIGATIONS, net of current maturities	2,857,694	—	—	2,857,694

OTHER LONG-TERM LIABILITIES	5,459,820	360,000	—	5,819,820

DEFERRED INCOME TAXES	23,419,459	29,247,999	—	52,667,458

DUE TO PARENT	21,468,189	—	—	21,468,189

COMMITMENTS

STOCKHOLDER’S EQUITY	110,839,827	167,421,384	(167,421,384)	110,839,827

	$683,702,817	$250,410,095	$(224,607,829)	$709,505,083

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$164,779,376	$119,635,111	$(11,645,142)	$272,769,345

COSTS OF SALES (exclusive of depreciation shown below)	105,910,055	76,128,167	(12,008,050)	170,030,172

Gross profit	58,869,321	43,506,944	362,908	102,739,173

OPERATING EXPENSES (INCOME):
Selling, general and administrative	35,710,815	16,464,886	362,908	52,538,609
Depreciation	1,703,485	450,787	—	2,154,272
Amortization	608,185	1,600,749	—	2,208,934
Intercompany administrative fee	(2,171,391)	2,171,391	—	—
Equity in earnings of subsidiaries	(13,668,533)	—	13,668,533	—

	22,182,561	20,687,813	14,031,441	56,901,815

INCOME FROM OPERATIONS	36,686,760	22,819,131	(13,668,533)	45,837,358

OTHER EXPENSES:
Interest expense	10,629,693	—	—	10,629,693
Interest income	(15,589)	(21,402)	—	(36,991)

	10,614,104	(21,402)	—	10,592,702

INCOME BEFORE INCOME TAXES	26,072,656	22,840,533	(13,668,533)	35,244,656

INCOME TAX EXPENSE	5,298,000	9,172,000	—	14,470,000

NET INCOME	$20,774,656	$13,668,533	$(13,668,533)	$20,774,656

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
(UNAUDITED)

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

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$204,812,180	$159,978,924	$(19,599,793)	$345,191,311

COSTS OF SALES (exclusive of depreciation shown below)	130,525,057	101,787,556	(20,083,064)	212,229,549

Gross profit	74,287,123	58,191,368	483,271	132,961,762

OPERATING EXPENSES (INCOME):
Selling, general and administrative	60,430,686	27,096,328	483,271	88,010,285
Depreciation	3,364,923	887,682	—	4,252,605
Amortization	1,254,379	3,150,510	—	4,404,889
Intercompany administrative fee	(4,342,782)	4,342,782	—	—
Equity in earnings of subsidiaries	(13,550,354)	—	13,550,354	—

	47,156,852	35,477,302	14,033,625	96,667,779

INCOME FROM OPERATIONS	27,130,271	22,714,066	(13,550,354)	36,293,983

OTHER EXPENSES:
Interest expense	21,276,722	—	—	21,276,722
Interest income	(32,788)	(51,288)	—	(84,076)

	21,243,934	(51,288)	—	21,192,646

INCOME BEFORE INCOME TAXES	5,886,337	22,765,354	(13,550,354)	15,101,337

INCOME TAX EXPENSE (BENEFIT)	(2,963,000)	9,215,000	—	6,252,000

NET INCOME	$8,849,337	$13,550,354	$(13,550,354)	$8,849,337

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

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

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES	$48,013,336	$5,390,217	$—	$53,403,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,217,448)	(1,467,567)	5,096	(3,679,919)
Acquisitions, net of cash acquired	(5,607,714)	(2,690,327)	—	(8,298,041)
Proceeds from sale of property and equipment	14,027	5,621	(5,096)	14,552
Software development costs	(660,191)	—	—	(660,191)

Net cash flows from investing activities	(8,471,326)	(4,152,273)	—	(12,623,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(66,660)	—	—	(66,660)
Principal payments on long-term debt	(26,473)	—	—	(26,473)
Principal payments on capital lease obligations	(445,158)	—	—	(445,158)
Borrowings under revolving credit facility	18,800,000	—	—	18,800,000
Payments under revolving credit facility	(18,800,000)	—	—	(18,800,000)

Dividends paid to parent	(4,235,000)	—	—	(4,235,000)

Change in due to parent	(699,000)	—	—	(699,000)

Net cash flows from financing activities	(5,472,291)	—	—	(5,472,291)

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,069,719	1,237,944	—	35,307,663

CASH AND CASH EQUIVALENTS, Beginning of period	55,410,821	5,561,804	—	60,972,625

CASH AND CASH EQUIVALENTS, End of period	$89,480,540	$6,799,748	$—	$96,280,288

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES	$73,481,078	$3,790,149	$—	$77,271,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,790,814)	(861,140)	54,702	(2,597,252)
Acquisitions, net of cash acquired	(292,316)	(1,998,702)	—	(2,291,018)
Proceeds from sale of property and equipment	36,763	93,603	(54,702)	75,664
Software development costs	(261,736)	—	—	(261,736)

Net cash flows from investing activities	(2,308,103)	(2,766,239)	—	(5,074,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(202,383)	—	—	(202,383)
Principal payments on long-term debt	(6,653,047)	—	—	(6,653,047)
Principal payments on capital lease obligations	(398,410)	—	—	(398,410)
Borrowings under revolving credit facility	52,500,000	—	—	52,500,000
Payments under revolving credit facility	(52,500,000)	—	—	(52,500,000)

Dividends paid to parent	(4,235,000)	—	—	(4,235,000)

Change in due to parent	1,338,000	—	—	1,338,000

Net cash flows from financing activities	(10,150,840)	—	—	(10,150,840)

NET DECREASE IN CASH AND CASH EQUIVALENTS	61,022,135	1,023,910	—	62,046,045

CASH AND CASH EQUIVALENTS, Beginning of period	40,811,478	3,226,990	—	44,038,468

CASH AND CASH EQUIVALENTS, End of period	$101,833,613	$4,250,900	$—	$106,084,513

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Acquisitions. Our Bookstore Division continues to grow its number of bookstores through acquisitions and start-up locations. We acquired four bookstore locations in four separate transactions and established the start-up of two bookstore locations during the quarter ended September 30, 2010. We believe there are attractive opportunities for us to continue to expand our chain of bookstores across the country.
Revenue Results. Consolidated revenues for the quarter ended September 30, 2010 decreased $3.9 million, or 1.4%, from the quarter ended September 30, 2009. The decrease was primarily due to a decrease in revenues in the Bookstore Division and Textbook Division. Revenues decreased in the Bookstore Division primarily due to a decrease in same-store sales, which was partially offset by an increase in revenues as a result of acquisition activity and start-up growth since April 1, 2009. Revenues decreased in the Textbook Division primarily as a result of a decrease in units sold.
EBITDA Results. Consolidated EBITDA for the quarter ended September 30, 2010 decreased $3.5 million, or 6.6%, from the quarter ended September 30, 2009. Decreases in EBITDA in the Bookstore and Textbook Divisions were primarily due to the previously mentioned decrease in revenues and an increase in selling, general and administrative expenses. EBITDA is considered a non-GAAP measure by the SEC, and therefore you should refer to the more detailed explanation of this measure that is provided later in this Item.
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that the non-GAAP measure, EBITDA, is useful in evaluating our results and provides additional information for determining our ability to meet debt service requirements. That belief is driven by the consistent use of the measure in the computations used to establish the value of our equity over the past 15 years and the fact that our debt covenants also use the measure, as further described later in this Item, to measure and monitor our financial results. Due to the importance of EBITDA to our equity and debt holders, our chief operating decision makers and other members of management use EBITDA to measure our overall performance, to assist in resource allocation decision-making, to develop our budget goals, to determine incentive compensation goals and payments, and to manage other expenditures among other uses.
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

Challenges and Expectations
We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past and, in addition, new and different challenges and opportunities given the general instability in the credit markets and in the economy. Our three tranches of debt (the Senior Secured Notes, the ABL Facility and the Senior Subordinated Notes) each may mature within a period of six months of each other. Due to our highly leveraged capital structure, continued uncertainty in the credit markets and our future results of operations may negatively impact our ability to extend or refinance our existing debt on reasonable terms, or at all. We have experienced, and we believe we will continue to experience, increasing competition for the supply of used textbooks from other companies, including other textbook wholesalers and from student-to-student transactions, increasing competition from alternative media and alternative sources of textbooks for students, including renting of textbooks from both online and local campus marketplace competitors, competition for contract-management opportunities and other challenges. We also believe that although there continues to be attractive opportunities related to acquisitions, we may not be able to identify additional bookstores for acquisition or we may not be successful in competing for contracts to manage additional institutional bookstores. Finally, we are uncertain what impact the current economy might have on our business. We expect that our capital expenditures will be consistent with prior periods.
Quarter Ended September 30, 2010 Compared With Quarter Ended September 30, 2009.
Revenues. Revenues for the quarters ended September 30, 2010 and 2009 and the corresponding change in revenues were as follows:

			Change
	2010	2009	Amount	Percentage
Bookstore Division	$220,266,180	$224,760,736	$(4,494,556)	(2.0)%
Textbook Division	55,961,247	59,034,333	(3,073,086)	(5.2)%
Complementary Services Division	10,114,078	9,447,684	666,394	7.1%
Intercompany Eliminations	(13,572,160)	(16,526,651)	2,954,491	(17.9)%

	$272,769,345	$276,716,102	$(3,946,757)	(1.4)%

For the quarter ended September 30, 2010, Bookstore Division revenues decreased $4.5 million, or 2.0%, from the quarter ended September 30, 2009. The decrease in Bookstore Division revenues was attributable to a decrease in same-store sales and a decrease in revenues as a result of certain store closings, which were partially offset by additional revenues from new bookstores. Same-store sales for the quarter ended September 30, 2010 decreased $18.5 million, or 8.5%, from the quarter ended September 30, 2009, primarily due to decreased textbook revenues. The same-store sales decrease in textbooks is partly attributable to the rental program which we began implementing in our bookstores in the fourth quarter of fiscal year 2010. If the books rented would have been sold instead, we estimate that same-store sales would have been approximately $10.3 million higher, lowering the same-store sales decrease to 3.8% for the quarter ended September 30, 2010. We define same-store sales for the quarter ended September 30, 2010 as sales from any store, even if expanded or relocated, that we have operated since the start of fiscal year 2010. Revenues declined $1.4 million for the quarter ended September 30, 2010 as a result of certain store closings since April 1, 2009. We have added 36 bookstore locations through acquisitions or start-ups since April 1, 2009. The new bookstores provided an additional $15.4 million of revenue for the quarter ended September 30, 2010.
For the quarter ended September 30, 2010, Textbook Division revenues decreased $3.1 million, or 5.2%, from the quarter ended September 30, 2009 primarily due to an 8.2% decrease in units sold, which was partially offset by a 0.3% increase in average price per book sold. In addition, the decrease in revenues was partially offset by an increase in revenues from textbook rentals to third-parties. Complementary Services Division revenues increased $0.7 million, or 7.1%, from the quarter ended September 30, 2009, primarily due to an increase in revenues from our systems business, which was partially offset by a decrease in revenues from our distance education business. Intercompany eliminations decreased $3.0 million primarily as a result of a decrease in intercompany revenues in the Textbook Division.

Gross profit. Gross profit for the quarter ended September 30, 2010 decreased $0.6 million, or 0.5%, to $102.7 million from $103.3 million for the quarter ended September 30, 2009. The decrease in gross profit was attributable to a decrease in the Textbook Division gross profit and a decrease in interdivision profit elimination, which can fluctuate during interim periods but is typically relatively unchanged by fiscal year end. This decrease was partially offset by an increase in the Bookstore Division gross profit. The consolidated gross margin percentage increased to 37.7% for the quarter ended September 30, 2010 from 37.3% for the quarter ended September 30, 2009. The increase in our consolidated gross margin percentage is primarily attributable to an increase in the gross margin percentages for the Bookstore and Textbook Divisions. Although the rental of a textbook through the Bookstore Division rental program has lower revenue compared to the sale of a textbook, the gross profit on the rental of a textbook has been comparable to gross profit on the sale of a textbook; therefore, the gross margin percentage on the rental of a textbook is generally higher.
Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended September 30, 2010 increased $3.0 million, or 6.0%, to $52.5 million from $49.5 million for the quarter ended September 30, 2009. Selling, general and administrative expenses as a percentage of revenues were 19.3% and 17.9% for the quarters ended September 30, 2010 and 2009, respectively. The increase in selling, general and administrative expenses was primarily attributable to a $1.5 million increase in rent expense primarily due to an increase in the number of bookstores, a $1.4 million increase in commission and shipping expense primarily due to increased sales on the internet involving third-party websites and a $0.6 million increase in advertising expense. These increases were partially offset by a $0.6 million decrease in personnel costs due to lower incentive compensation costs.
Earnings before interest, taxes, depreciation, and amortization (EBITDA). EBITDA for the quarters ended September 30, 2010 and 2009 and the corresponding change in EBITDA were as follows:

			Change
	2010	2009	Amount	Percentage
Bookstore Division	$32,373,258	$34,108,196	$(1,734,938)	(5.1)%
Textbook Division	19,582,255	20,711,713	(1,129,458)	(5.5)%
Complementary Services Division	895,676	718,220	177,456	24.7%
Corporate Administration	(2,650,625)	(1,796,926)	(853,699)	(47.5)%

	$50,200,564	$53,741,203	$(3,540,639)	(6.6)%

Bookstore Division EBITDA decreased $1.7 million, or 5.1%, from the quarter ended September 30, 2009 primarily due to lower revenues and to higher selling, general and administrative expenses. The $1.1 million, or 5.5%, decrease in Textbook Division EBITDA from the quarter ended September 30, 2009, was primarily due to lower revenues and an increase in selling, general and administrative expenses. Complementary Services Division EBITDA increased $0.2 million from the quarter ended September 30, 2009, primarily due to improved results in our systems business, which was partially offset by lower results in our distance education business. Corporate Administration’s EBITDA loss increased $0.9 million from the quarter ended September 30, 2009, primarily due to an increase in the interdivision profit elimination, which can fluctuate during interim periods but is typically relatively unchanged by fiscal year end.

For an explanation of why EBITDA is a useful measure in evaluating our operating results and how it provides additional information for determining our ability to meet debt service requirements, see “EBITDA Results” earlier in this Item. The following presentation reconciles net income, which we believe to be the closest GAAP performance measure, to EBITDA and reconciles EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, and also sets forth net cash flows from investing and financing activities as presented in the Condensed Consolidated Statements of Cash Flows included in Item 1, Financial Statements:

	Quarter Ended September 30,
	2010	2009

Net income	$20,774,656	$23,872,120

Interest expense, net	10,592,702	9,639,076
Income tax expense	14,470,000	15,391,000
Depreciation and amortization	4,363,206	4,839,007

EBITDA	$50,200,564	$53,741,203

Share-based compensation	132,861	236,092
Interest income	36,991	26,897
Provision for losses on receivables	405,863	55,847
Cash paid for interest	(7,895,439)	(12,550,820)
Cash received for income taxes	1,737,932	1,833,852
Loss on disposal of assets	28,334	73,753
Change in due to parent	2,123,000	65,000
Changes in operating assets and liabilities, net of effect of acquisitions (1)	46,889,797	69,315,625

Net Cash Flows from Operating Activities	$93,659,903	$112,797,449

Net Cash Flows from Investing Activities	$(5,991,808)	$(2,929,694)

Net Cash Flows from Financing Activities	$(6,611,556)	$(15,839,819)

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Amortization expense. Amortization expense for the quarter ended September 30, 2010 decreased $0.6 million to $2.2 million from $2.8 million for the quarter ended September 30, 2009, primarily due to a decrease in amortization of software development costs and non-compete agreements associated with bookstore acquisitions.
Interest expense, net. Interest expense, net for the quarter ended September 30, 2010 increased $1.0 million to $10.6 million from $9.6 million for the quarter ended September 30, 2009, primarily due to $0.6 million increased interest on the Senior Secured Notes which replaced the Term Loan and a $0.4 million increase in amortization of additional prepaid loan costs related to the issuance of the Senior Secured Notes and entering into the ABL Credit Agreement.
Income taxes. Income tax expense for the quarter ended September 30, 2010 decreased $0.9 million to $14.5 million from $15.4 million for the quarter ended September 30, 2009. Our effective tax rate for the quarters ended September 30, 2010 and 2009 was 41.1% and 39.2%, respectively. The increase in the effective tax rate is primarily due to certain states taxing on a gross receipts methodology. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

Six Months Ended September 30, 2010 Compared With Six Months Ended September 30, 2009.
Revenues. Revenues for the six months ended September 30, 2010 and 2009 and the corresponding change in revenues were as follows:

			Change
	2010	2009	Amount	Percentage
Bookstore Division	$268,231,028	$270,214,737	$(1,983,709)	(0.7)%
Textbook Division	81,403,822	84,518,323	(3,114,501)	(3.7)%
Complementary Services Division	18,974,170	17,421,223	1,552,947	8.9%
Intercompany Eliminations	(23,417,709)	(26,674,308)	3,256,599	(12.2)%

	$345,191,311	$345,479,975	$(288,664)	(0.1)%

For the six months ended September 30, 2010, Bookstore Division revenues decreased $2.0 million, or 0.7%, from the six months ended September 30, 2009. The decrease in Bookstore Division revenues was attributable to a decrease in same-store sales and a decrease in revenues as a result of certain store closings, which were mostly offset by additional revenues from new bookstores. Same-store sales for the six months ended September 30, 2010 decreased $17.6 million, or 6.7%, from the six months ended September 30, 2009, primarily due to decreased textbook revenues. The same-store sales decrease in textbooks is partly attributable to the rental program which we began implementing in our bookstores in the fourth quarter of fiscal year 2010. If the textbooks rented would have been sold instead, we estimate that same-store sales would have been approximately $10.8 million higher, lowering the same-store sales decrease to 2.6% for the six months ended September 30, 2010. We define same-store sales for the six months ended September 30, 2010 as sales from any store, even if expanded or relocated, that we have operated since the start of fiscal year 2010. In addition, revenues declined $2.4 million as a result of certain store closings since April 1, 2009. We have added 36 bookstore locations through acquisitions or start-ups since April 1, 2009. The new bookstores provided an additional $18.0 million of revenue for the six months ended September 30, 2010.
For the six months ended September 30, 2010, Textbook Division revenues decreased $3.1 million, or 3.7%, from the six months ended September 30, 2009, due primarily to a 5.5% decrease in units sold and a 0.6% decrease in average price per book sold, which was partially offset by an increase in revenues from textbook rentals to third-parties. Complementary Services Division revenues increased $1.6 million, or 8.9%, from the six months ended September 30, 2009, as an increase in revenue in our systems business was partially offset by a decrease in revenue from our distance education business. Intercompany eliminations for the six months ended September 30, 2010 decreased $3.3 million, or 12.2%, from the six months ended September 30, 2009 primarily due to a decrease in intercompany revenues in the Textbook Division.
Gross profit. Gross profit for the six months ended September 30, 2010 increased $1.3 million, or 1.0%, to $133.0 million from $131.7 million for the six months ended September 30, 2009. The increase in gross profit was primarily attributable to the increase in gross profit in the Bookstore Division. The consolidated gross margin percentage increased to 38.5% for the six months ended September 30, 2010 from 38.1% for the six months ended September 30, 2009. The increase in our consolidated gross margin percentage is primarily attributable to increases in the gross margin percentages for the Bookstore and Textbook Divisions. Although the rental of a textbook through the Bookstore Division rental program has lower revenue compared to the sale of a textbook, the gross profit on the rental of a textbook has been comparable to gross profit on the sale of a textbook; therefore, the gross margin percentage on the rental of a textbook is generally higher.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended September 30, 2010 increased $4.8 million, or 5.8%, to $88.0 million from $83.2 million for the six months ended September 30, 2009. Selling, general and administrative expenses as a percentage of revenues were 25.5% and 24.1% for the six months ended September 30, 2010 and 2009, respectively. The increase in selling, general and administrative expenses was primarily attributable to a $2.2 million increase in commission and shipping expense primarily due to increased sales on the internet involving third-party websites, a $2.1 million increase in rent expense primarily due to an increase in the number of bookstores and a $1.2 million increase in advertising and travel and entertainment expenses. These increases were partially offset by a $1.3 million decrease in personnel costs primarily due to lower incentive compensation costs.

Earnings before interest, taxes, depreciation, and amortization (EBITDA). EBITDA for the six months ended September 30, 2010 and 2009 and the corresponding change in EBITDA were as follows:

			Change
	2010	2009	Amount	Percentage
Bookstore Division	$26,521,975	$28,608,052	$(2,086,077)	(7.3)%
Textbook Division	24,361,925	25,871,073	(1,509,148)	(5.8)%
Complementary Services Division	1,769,194	1,112,945	656,249	59.0%
Corporate Administration	(7,701,617)	(7,085,792)	(615,825)	(8.7)%

	$44,951,477	$48,506,278	$(3,554,801)	(7.3)%

Bookstore Division and Textbook Division EBITDA for the six months ended September 30, 2010 decreased $2.1 million and $1.5 million, respectively, from the six months ended September 30, 2009, primarily due to a decrease in revenues and an increase in selling, general and administrative expenses. Complementary Services Division EBITDA increased $0.7 million from the six months ended September 30, 2009, primarily due to improved results in our systems business, which was partially offset by lower results in our distance education business. Corporate Administration’s EBITDA loss increased from the six months ended September 30, 2009, primarily due to an increase in the interdivision profit elimination, which can fluctuate during interim periods but is typically relatively unchanged by fiscal year end.
For an explanation of why EBITDA is a useful measure in evaluating our operating results and how it provides additional information for determining our ability to meet debt service requirements, see “EBITDA Results” earlier in this Item. The following presentation reconciles net income, which we believe to be the closest GAAP performance measure, to EBITDA and reconciles EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, and also sets forth net cash flows from investing and financing activities as presented in the Condensed Consolidated Statements of Cash Flows included in Item 1, Financial Statements:

	Six Months Ended September 30,
	2010	2009

Net income	$8,849,337	$11,818,142

Interest expense, net	21,192,646	19,338,403
Income tax expense	6,252,000	7,620,000
Depreciation and amortization	8,657,494	9,729,733

EBITDA	$44,951,477	$48,506,278

Share-based compensation	429,837	479,741
Interest income	84,076	43,697
Provision for losses on receivables	700,976	133,629
Cash paid for interest	(18,257,813)	(17,359,745)
Cash received for income taxes	1,568,579	1,304,327
Loss on disposal of assets	53,866	118,143
Change in due to parent	699,000	(1,338,000)
Changes in operating assets and liabilities, net of effect of acquisitions (1)	23,173,555	45,383,157

Net Cash Flows from Operating Activities	$53,403,553	$77,271,227

Net Cash Flows from Investing Activities	$(12,623,599)	$(5,074,342)

Net Cash Flows from Financing Activities	$(5,472,291)	$(10,150,840)

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Amortization expense. Amortization expense for the six months ended September 30, 2010 decreased by $1.2 million to $4.4 million from $5.6 million for the six months ended September 30, 2009, primarily due to a decrease in amortization of software development costs and non-compete agreements associated with bookstore acquisitions.
Interest expense, net. Interest expense, net for the six months ended September 30, 2010 increased $1.9 million to $21.2 million from $19.3 million for the six months ended September 30, 2009, primarily due to a $1.2 million increase in interest on the Senior Secured Notes which replaced the Term Loan and a $0.8 million increase in amortization of additional prepaid loan costs related to the issuance of the Senior Secured Notes and entering into the ABL Credit Agreement.
Income taxes. Income tax expense for the six months ended September 30, 2010 decreased $1.3 million to $6.3 million from $7.6 million for the six months ended September 30, 2009. Our effective tax rate for the six months ended September 30, 2010 and 2009 was 41.4% and 39.2%, respectively. The increase in the effective tax rate is primarily due to certain states taxing on a gross receipts methodology. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.
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
Revenue Recognition. We recognize revenue from Textbook Division sales at the time of shipment. We have established a program which, under certain conditions, enables our customers to return textbooks. We record reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. External customer returns over the past three fiscal years have ranged from approximately 22.9% to 24.8% of sales. Additional reductions to revenue and costs of sales may be required if the actual rate of returns exceeds the estimated rate of returns. Consistent with prior years, the estimated rate of returns is determined utilizing actual historical return experience. The accrual rate for customer returns at March 31, 2010 and September 30, 2010 was approximately 24.5% of sales.
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
Inventory Valuation and Obsolescence. Inventories, including rental inventory, are stated at the lower of cost or market. The cost of used textbook inventories is determined using the weighted-average method. Our Bookstore Division uses the retail inventory method to determine cost for new textbook and non-textbook inventories. The cost of other inventories is determined on a first-in, first-out cost method. Consistent with prior years, we account for inventory obsolescence based upon assumptions about future demand and market conditions. At March 31, 2010 and September 30, 2010, used textbook inventory was subject to an obsolescence reserve of $2.3 million. For the two prior fiscal years, the obsolescence reserve was between $2.3 million and $2.4 million. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions, and industry factors.

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
In the first step of our goodwill impairment test, fair value is determined using a market approach based primarily on an EBITDA multiple, and is deemed to be the most indicative of the Company’s fair value. The EBITDA multiple approach requires that we estimate a certain valuation multiple of EBITDA derived from comparable companies and apply that multiple to our last twelve-month pro forma EBITDA. After reviewing comparable company information and third-party valuations of the Company, we concluded that 6.76x was an appropriate EBITDA multiple at March 31, 2010 and 7.0x was appropriate at March 31, 2009. This total company fair value is allocated to the reporting units based upon their percentage of EBITDA. The fair value was also calculated using the income approach (discounted cash flow approach) and we concluded that it was supportive of the fair value based upon the EBITDA multiple approach. If we fail the first step of the goodwill impairment test, we are required, in the second step, to estimate the fair value of reporting unit assets and liabilities, including intangible assets, to derive the fair value of the reporting unit’s goodwill.
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
We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our goodwill and identifiable intangibles. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill and identifiable intangibles, including a further deterioration in the economy or debt markets, could in the future require us to further write down a portion of our goodwill or write down a portion of our identifiable intangibles and record related non-cash impairment charges. If we were to have used a multiple of 6.44x or below at March 31, 2010, we would have performed the second step of the goodwill impairment test to determine the goodwill impairment, if any.

Accrued Incentives. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain products or services we offer through our Complementary Services Division. The customer can also use the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to use rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which have consistently been based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the condensed consolidated financial statements. For the past three fiscal years, actual forfeitures have ranged between 9.4% and 16.6% of rebates earned within those years. After adjusting for estimated forfeitures, rebates earned are accrued at a rate of approximately 13.5% of the dollar value of eligible textbooks purchased by the Textbook Division. Accrued incentives at March 31, 2010 and September 30, 2010 were $6.3 million and $6.2 million, respectively, including estimated forfeitures, however, if we accrued for rebates earned and unused as of March 31, 2010 and September 30, 2010, assuming no forfeitures, our accrued incentives would have been $7.0 million and $6.9 million, respectively.
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
LIQUIDITY AND CAPITAL RESOURCES
Financing Activities
Our primary liquidity requirements are for debt service under the ABL Credit Agreement, the Senior Secured Notes, the Senior Subordinated Notes and other outstanding indebtedness, for dividends to fund interest payments due at our parent company, NBC Acquisition Corp. (“NBC”), for working capital, for income tax payments, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our revolving credit facility. At September 30, 2010, our total indebtedness was $377.4 million, consisting of a $75.0 million ABL Facility, of which $0.9 million was outstanding under a letter of credit at September 30, 2010, $200.0 million of Senior Secured Notes issued at a discount of $1.0 million with unamortized bond discount of $0.6 million, $175.0 million of Senior Subordinated Notes, and $3.0 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued senior discount notes, the balance of which at September 30, 2010 was $77.0 million (face value) (the “Senior Discount Notes”).
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
We file a consolidated federal income tax return with our parent company, NBC, and follow a policy of recording income taxes equal to that which would have been incurred had we filed a separate return. We are responsible for remitting tax payments and collecting tax refunds for the consolidated group. The $0.7 million decrease in the due to parent balance for the six months ended September 30, 2010 represents the net result of the difference between our estimated annual tax rate and that of our parent, NBC.
Investing Cash Flows
Our capital expenditures were $3.7 million and $2.6 million for the six months ended September 30, 2010 and 2009, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and warehouse improvements. The ABL Credit Agreement does not have a limitation on capital expenditures other than as part of the pro forma fixed charge coverage ratio. We expect capital expenditures to be between $6.0 million and $7.0 million for fiscal year 2011.
Business acquisition and contract-management renewal expenditures were $8.3 million and $2.3 million for the six months ended September 30, 2010 and 2009, respectively. During the six months ended September 30, 2010, sixteen bookstore locations were acquired in thirteen separate transactions (ten of which were contract-managed locations). During the six months ended September 30, 2009, ten bookstore locations were acquired in eight separate transactions (all of which were contract-managed locations). Our ability to make acquisition expenditures is subject to certain restrictions under the ABL Credit Agreement.
During the six months ended September 30, 2010 and 2009, we capitalized $0.7 million and $0.3 million, respectively, in software development costs associated with new software products and enhancements to existing software products.
Operating Cash Flows
Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the ABL Facility. Usage of the ABL Facility to meet our liquidity needs will fluctuate throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows from operating activities for the six months ended September 30, 2010 were $53.4 million, down $23.9 million from $77.3 million for the six months ended September 30, 2009. The decrease in cash from operating activities is primarily due to an increase in accounts receivable mainly as a result of an increase in receivables from vendors for publisher returns and Bookstore Division customer accounts receivable due to increases in financial aid. In addition, the rental of a textbook results in lower cash receipts compared to the sale of the same textbook and, because the textbook remains in our inventory when rented, a corresponding increase in our inventory balance.
As of September 30, 2010, we had $96.3 million in cash available to help fund working capital requirements. At certain times of the year, we also invest in cash equivalents. Any investments in cash equivalents are subject to restrictions under the ABL Credit Agreement. The ABL Credit Agreement allows investments in (1) certain short-term securities issued by, or unconditionally guaranteed by, the federal government, (2) certain short-term deposits in banks that have combined capital and surplus of not less than $500 million, (3) certain short-term commercial paper of issuers rated at least A-1 by Standard & Poor’s or P-1 by Moody’s, (4) certain money market funds which invest exclusively in assets otherwise allowable by the ABL Credit Agreement and (5) certain other similar short-term investments. Although we invest in compliance with our credit agreement and generally seek to minimize the risk associated with investments by investing in investment grade, highly liquid securities, we cannot give assurances that the cash equivalents that are in or will be selected to be in our investment portfolio will not lose value or become impaired in the future.

Covenant Restrictions
We have a substantial level of indebtedness. Our debt agreements impose significant financial restrictions, which could prevent us from incurring additional indebtedness and taking certain other actions and could result in all amounts outstanding being declared due and payable if we are not in compliance with such restrictions. Access to borrowings under the ABL Facility is subject to the calculation of a borrowing base, which is a function of eligible accounts receivable and inventory, up to the maximum borrowing limit (less outstanding letters of credit). The ABL Credit Agreement restricts our ability and the ability of certain of our subsidiaries to incur additional indebtedness, dispose of assets, make capital expenditures, investments, acquisitions, loans or advances and pay dividends, except that, among other things, we may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on NBC’s Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes owed by NBC. In addition, under the ABL Facility, if availability, as defined in the ABL Credit Agreement, is less than the greater of 20% of the total revolving credit commitments and $15.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.10x measured for the last twelve-month period on a pro forma basis in order to maintain access to the funds under the ABL Facility. At September 30, 2010, we had up to $75.0 million of total revolving credit commitments under the ABL Facility (less outstanding letters of credit and subject to a borrowing base). The calculated borrowing base as of September 30, 2010 was $72.4 million, of which $0.9 million was outstanding under a letter of credit and $71.5 million was unused. At September 30, 2010, our pro forma fixed charge coverage ratio was 1.4x.
The indenture governing the Senior Secured Notes restricts our ability and the ability of certain of our subsidiaries to pay dividends or make certain other payments, subject to certain exceptions, unless certain conditions are met, including (i) no default under the indenture has occurred, (ii) we and certain of our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the amount of the dividend or payment may not exceed 50% of aggregate income from January 1, 2004 to the end of the most recent fiscal quarter plus cash proceeds received from the issuance of stock less the aggregate of payments made under this restriction (the “Restricted Payment Calculation”). The indentures governing the Senior Subordinated Notes and NBC’s Senior Discount Notes contain similar restrictions on our ability and the ability of certain of our subsidiaries and the ability of NBC to pay dividends or make certain other payments. In addition, if there is no availability under the Restricted Payment Calculation, but we maintain the 2.0 to 1.0 consolidated coverage ratio on a pro forma basis, we may make dividends to NBC to meet the interest payments on the Senior Discount Notes. If we do not maintain the 2.0 to 1.0 ratio on a pro forma basis, we may still make payments, including dividends to NBC, up to $15.0 million in the aggregate. At September 30, 2010, our pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes was 1.7 to 1.0 and the ratio calculated under the indenture to the Senior Secured Notes was 1.9 to 1.0. The pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes differs from the ratio calculated under the indenture to the Senior Secured Notes because the indenture to the Senior Subordinated Notes excludes debt issue cost amortization only for debt instruments outstanding at the March 4, 2004 Transaction date from the calculation, whereas the indenture to the Senior Secured Notes excludes the higher debt issue cost amortization for the Senior Secured Notes and the ABL Facility, which were issued in October of 2009, from the same calculation. At September 30, 2010, the amount distributable under the most restrictive indenture was $6.5 million after applying $8.5 million of dividends paid to NBC for the March 15, 2010 and September 15, 2010 interest on NBC’s Senior Discount Notes. Such restrictions are not expected to affect our ability to meet our cash obligations for the remainder of fiscal year 2011.
As of September 30, 2010, we were in compliance with all of our debt covenants.
Our debt covenants use Credit Facility EBITDA in the ratio calculations mentioned above. For a discussion of EBITDA and Credit Facility EBITDA, see “EBITDA Results” earlier in this Item and for a presentation reconciling EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, see “Quarter Ended September 30, 2010 Compared With Quarter Ended September 30, 2009” and “Six Months Ended September 30, 2010 Compared With Six Months Ended September 30, 2009” earlier in this Item.
Sources of and Needs for Capital
As of September 30, 2010, we had up to $75.0 million of total revolving credit commitments under the ABL Facility (less outstanding letters of credit and subject to a borrowing base). The calculated borrowing base as of September 30, 2010 was $72.4 million, of which $0.9 million was outstanding under a letter of credit and $71.5 million was unused. Amounts drawn under the ABL Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations.
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

Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital and make anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that funds generated from operations, existing cash, and borrowings under the ABL Facility will be sufficient to finance our current operations, cash interest requirements, income tax payments, planned capital expenditures, dividends to NBC, and internal growth; however, as noted previously, we cannot give assurance that we will generate sufficient cash flow from operations or that future borrowings will be available under the ABL Facility in an amount sufficient to enable us to service our debt or to fund our liquidity needs. Future acquisitions, if any, may require additional debt or equity financing.
Off-Balance Sheet Arrangements
As of September 30, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Transactions with Related and Certain Other Parties
During the six months ended September 30, 2010, we declared and paid $4.2 million in dividends to NBC to provide funding for interest due and payable on NBC’s Senior Discount Notes.
We file a consolidated federal income tax return with our parent company, NBC, and follow a policy of recording income taxes equal to that which would have been incurred had we filed a separate return. We are responsible for remitting tax payments and collecting tax refunds for the consolidated group. The due to parent balance, totaling $22.5 million and $21.5 million at September 30, 2010 and 2009, respectively, represents the cumulative tax savings resulting from operating losses generated by NBC from which we derive the benefit through reduced tax payments on the consolidated return.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations, such as, but not limited to, statements relating to EBITDA, the opportunity and our ability to expand our business, expected growth or changes in certain segments, our ability to extend, refinance or repay our indebtedness, expressions of general optimism or pessimism about the future, and statements preceded by, followed by or that include the words “may,” “believes,” “expects,” “feels,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These forward-looking statements, for which we claim the protection of the safe harbor contained in the Reform Act, involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include, but are not limited to, the following: (1) the risks of operating with a substantial level of indebtedness including possible increases in our costs of borrowing, our inability to pay interest as it comes due, repay debt, extend or refinance debt as it matures, and obtain additional financing, and the possibility that the maturity of our credit facility may be accelerated and that cash flow will be diverted away from operations; (2) increased competition from other companies that target our markets; (3) increased competition from alternative media and alternative sources of textbooks for students from both online and local campus marketplace competitors, including digital or other education content sold or rented directly to students and increased competition for the purchase and sale of used textbooks from student-to-student transactions; (4) further deterioration in the economy and credit markets; a decline in consumer spending; and/or changes in general economic conditions in the markets in which we compete or may compete; (5) our inability to successfully start-up, acquire or contract-manage additional bookstores or to integrate those additional bookstores and/or to cost-effectively maintain our current contract-managed bookstores; (6) our inability to purchase a sufficient supply of used textbooks; (7) changes in pricing of new and/or used textbooks or in publisher practices regarding new editions and materials packaged with new textbooks; (8) the loss or retirement of key members of management; (9) the impact of seasonality of the wholesale and bookstore operations; (10) further goodwill impairment or impairment of identifiable intangibles resulting in a non-cash write down of goodwill or identifiable intangibles; and other risks detailed in our Securities and Exchange Commission filings, in particular in our Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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
We may invest in certain cash equivalents from time to time allowed by the ABL Credit Agreement. At September 30, 2010, we did not hold any investments in cash equivalents.
Certain quantitative market risk disclosures have changed since March 31, 2010 as a result of market fluctuations, movement in interest rates and principal payments. The table below presents summarized market risk information.

	September 30,	March 31,
	2010	2010

Carrying Values:
Fixed rate debt	$377,394,587	$377,624,262

Fair Values:
Fixed rate debt	$374,293,000	$372,317,000

Overall Weighted-Average Interest Rates:
Fixed rate debt	9.35%	9.35%
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2010.

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