Form 10-Q
period 2010-12-31
NEBRASKA BOOK CO
filed 2011-02-14
CIK 1056758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of February 14, 2011: 100 shares
Total Number of Pages: 39
Exhibit Index: Page 39

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,	December 31,
	2010	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,727,222	$60,972,625	$16,815,036
Receivables, net	74,824,680	57,987,794	75,572,125
Inventories	167,855,569	97,497,689	173,437,403
Recoverable income taxes	3,238,079	2,435,287	6,910,271
Deferred income taxes	7,311,559	6,247,559	7,654,801
Prepaid expenses and other assets	5,382,424	4,070,281	3,461,500

Total current assets	276,339,533	229,211,235	283,851,136
PROPERTY AND EQUIPMENT, net of depreciation & amortization	40,710,170	42,155,424	43,194,981
GOODWILL	218,356,730	215,571,126	215,571,126
CUSTOMER RELATIONSHIPS, net of amortization	75,596,680	79,902,820	81,338,200
TRADENAME	31,320,000	31,320,000	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net of amortization	5,784,128	5,295,324	5,804,983
DEBT ISSUE COSTS, net of amortization	5,097,203	9,198,683	10,289,115
OTHER ASSETS	4,011,313	2,850,632	3,716,768

	$657,215,757	$615,505,244	$675,086,309

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,043,168	$26,387,040	$69,266,116
Accrued employee compensation and benefits	7,091,449	9,401,468	9,547,912
Accrued interest	6,137,984	7,295,709	6,175,189
Accrued incentives	5,962,172	6,313,933	6,231,547
Accrued expenses	4,621,111	9,051,651	7,388,275
Deferred revenue	2,975,106	1,299,960	2,865,460
Current maturities of long-term debt	199,585,345	54,403	52,967
Current maturities of capital lease obligations	661,733	846,053	813,609
Revolving credit facility	15,500,000	—	23,100,000

Total current liabilities	312,578,068	60,650,217	125,441,075
LONG-TERM DEBT, net of current maturities	175,138,755	374,343,069	374,258,315
CAPITAL LEASE OBLIGATIONS, net of current maturities	1,884,334	2,380,737	2,627,370
OTHER LONG-TERM LIABILITIES	1,601,801	2,278,963	2,115,997
DEFERRED INCOME TAXES	50,741,019	50,467,019	51,681,458
DUE TO PARENT	22,029,711	23,194,711	22,998,189
COMMITMENTS (Note 4)
STOCKHOLDER’S EQUITY:
Common stock, voting, authorized 50,000 shares of $1.00 par value; issued and outstanding 100 shares	100	100	100
Additional paid-in capital	148,262,445	148,197,307	148,165,505
Accumulated deficit	(55,020,476)	(46,006,879)	(52,201,700)

Total stockholder’s equity	93,242,069	102,190,528	95,963,905

	$657,215,757	$615,505,244	$675,086,309

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

REVENUES, net of returns	$69,229,390	$66,658,584	$414,420,701	$412,138,559

COSTS OF SALES (exclusive of depreciation shown below)	41,674,309	38,597,654	253,903,858	252,368,739

Gross profit	27,555,081	28,060,930	160,516,843	159,769,820

OPERATING EXPENSES:
Selling, general and administrative	36,497,904	34,078,959	124,508,189	117,281,571
Depreciation	2,192,044	2,124,972	6,444,649	6,218,426
Amortization	2,152,060	2,684,564	6,556,949	8,320,843

	40,842,008	38,888,495	137,509,787	131,820,840

INCOME (LOSS) FROM OPERATIONS	(13,286,927)	(10,827,565)	23,007,056	27,948,980

OTHER EXPENSES:
Interest expense	10,654,701	10,650,185	31,931,423	30,032,285
Interest income	(55,694)	(60,744)	(139,770)	(104,441)
Loss on early extinguishment of debt	—	3,065,759	—	3,065,759

	10,599,007	13,655,200	31,791,653	32,993,603

LOSS BEFORE INCOME TAXES	(23,885,934)	(24,482,765)	(8,784,597)	(5,044,623)

INCOME TAX BENEFIT	(10,258,000)	(9,597,000)	(4,006,000)	(1,977,000)

NET LOSS	$(13,627,934)	$(14,885,765)	$(4,778,597)	$(3,067,623)

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(UNAUDITED)

		Additional
	Common	Paid-in	Accumulated		Comprehensive
	Stock	Capital	Deficit	Total	Income

BALANCE, April 1, 2009	$100	$148,135,923	$(44,899,077)	$103,236,946

Contributed capital	—	(3,628)	—	(3,628)	$—

Share-based compensation attributable to NBC Holdings Corp. stock options	—	33,210	—	33,210	—

Net loss	—	—	(3,067,623)	(3,067,623)	(3,067,623)

Dividends declared to parent	—	—	(4,235,000)	(4,235,000)	—

BALANCE, December 31, 2009	$100	$148,165,505	$(52,201,700)	$95,963,905	$(3,067,623)

BALANCE, April 1, 2010	$100	$148,197,307	$(46,006,879)	$102,190,528

Contributed capital	—	(3,630)	—	(3,630)	$—

Share-based compensation attributable to NBC Holdings Corp. stock options	—	68,768	—	68,768	—

Net loss	—	—	(4,778,597)	(4,778,597)	(4,778,597)

Dividends declared to parent	—	—	(4,235,000)	(4,235,000)	—

BALANCE, December 31, 2010	$100	$148,262,445	$(55,020,476)	$93,242,069	$(4,778,597)

See notes to condensed consolidated financial statements.

NEBRASKA BOOK COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,778,597)	$(3,067,623)
Adjustments to reconcile net loss to net cash flows from operating activities:
Share-based compensation	438,810	789,162
Provision for losses on receivables	1,317,433	414,247
Depreciation	6,444,649	6,218,426
Amortization	6,556,949	8,320,843
Amortization of debt issue costs and bond discount	4,535,018	3,415,583
Loss on early extinguishment of debt	—	3,065,759
Loss on disposal of assets	155,235	140,783
Deferred income taxes	(710,000)	(3,705,000)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(18,107,676)	(15,429,548)
Inventories	(66,299,510)	(79,043,123)
Recoverable income taxes	(802,792)	(4,040,688)
Prepaid expenses and other assets	(1,300,227)	639,374
Other assets	(1,210,911)	(319,543)
Accounts payable	43,780,593	42,631,870
Accrued employee compensation and benefits	(2,310,019)	(4,232,297)
Accrued interest	(1,157,725)	5,496,673
Accrued incentives	(351,761)	120,847
Accrued expenses	(4,430,540)	(856,976)
Deferred revenue	1,675,146	1,906,186
Other long-term liabilities	(823,674)	(190,334)

Net cash flows from operating activities	(37,379,599)	(37,725,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,965,710)	(4,025,625)
Acquisitions, net of cash acquired	(9,317,813)	(2,304,343)
Proceeds from sale of property and equipment	21,708	93,674
Software development costs	(916,314)	(441,156)

Net cash flows from investing activities	(15,178,129)	(6,677,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	(42)	—
Proceeds from issuance of long-term debt	—	199,000,000
Payment of financing costs	(66,660)	(9,834,721)
Principal payments on long-term debt	(40,250)	(193,112,511)
Principal payments on capital lease obligations	(680,723)	(606,371)
Borrowings under revolving credit facility	43,700,000	85,000,000
Payments under revolving credit facility	(28,200,000)	(61,900,000)
Dividends paid to parent	(4,235,000)	(4,235,000)
Change in due to parent	(1,165,000)	2,868,000

Net cash flows from financing activities	9,312,325	17,179,397

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,245,403)	(27,223,432)

CASH AND CASH EQUIVALENTS, Beginning of period	60,972,625	44,038,468

CASH AND CASH EQUIVALENTS, End of period	$17,727,222	$16,815,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash (received) paid during the period for:
Interest	$28,554,130	$21,120,029
Income taxes	(1,328,208)	2,900,688
Noncash investing and financing activities:
Unpaid consideration associated with bookstore acquisitions	—	450,000
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

In our accompanying December 31, 2009 Condensed Consolidated Statement of Cash Flows we have revised our presentation of proceeds from, and principal payments of, our revolving credit facility to reflect the cash flows in connection with the borrowings and repayments under this revolver. Related amounts had previously been presented on a net basis, rather than in accordance with ASC Topic 230, “Statement of Cash Flows”, on a gross basis. This revision had no impact on the net proceeds from, and principal repayments of, this revolver or on our net cash flows from financing activities.

We have evaluated subsequent events through the filing date of this Form 10-Q.
2.	Inventories — Inventories are summarized as follows:

	December 31,	March 31,	December 31,
	2010	2010	2009
Bookstore Division	$150,054,277	$68,765,952	$152,507,300
Textbook Division	15,448,373	26,132,007	17,200,765
Complementary Services Division	2,352,919	2,599,730	3,729,338

	$167,855,569	$97,497,689	$173,437,403

3.
Goodwill and Other Identifiable Intangibles — During the nine months ended December 31, 2010, nineteen bookstore locations were acquired in fifteen separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $8.7 million, of which $2.8 million was assigned to goodwill, $0.5 million was assigned to covenants not to compete with a weighted-average amortization period of 2.7 years, and $1.0 million was assigned to contract-managed relationships with a weighted-average amortization period of 4.7 years. The weighted-average amortization period for all covenants not to compete and contract-managed relationships entered into in connection with acquisitions occurring during the nine months ended December 31, 2010 was 4.1 years. Costs incurred to renew contract-managed relationships during the nine months ended December 31, 2010 were $0.3 million with a weighted-average amortization period of five years before the next renewal of such contracts. As of December 31, 2010, $0.3 million of prior year acquisition costs remained to be paid. During the nine months ended December 31, 2010, we paid $0.3 million of previously accrued consideration for bookstore acquisitions and contract-managed relationships occurring in prior periods.

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

The changes in the carrying amount of goodwill, in total, by reportable segment and assigned to corporate administration, are as follows:

	Bookstore	Corporate
	Division	Administration	Total
Balance, April 1, 2009	$53,346,251	$162,089,875	$215,436,126
Additions to goodwill:
Bookstore acquisitions	135,000	—	135,000

Balance, December 31, 2009	$53,481,251	$162,089,875	$215,571,126

Balance, April 1, 2010	$53,481,251	$162,089,875	$215,571,126
Additions to goodwill:
Bookstore acquisitions	2,785,604	—	2,785,604

Balance, December 31, 2010	$56,266,855	$162,089,875	$218,356,730

The following table presents the gross carrying amount and accumulated impairment charge of goodwill:

	Gross carrying	Accumulated	Net carrying
	amount	impairment	amount
Balance, April 1, 2009	$322,408,126	$(106,972,000)	$215,436,126
Additions	135,000	—	135,000

Balance, December 31, 2009	$322,543,126	$(106,972,000)	$215,571,126

Balance, April 1, 2010	$322,543,126	$(106,972,000)	$215,571,126
Additions	2,785,604	—	2,785,604

Balance, December 31, 2010	$325,328,730	$(106,972,000)	$218,356,730

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

The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	December 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(39,233,320)	$75,596,680
Developed technology	14,626,104	(12,496,117)	2,129,987
Covenants not to compete	1,977,300	(1,135,783)	841,517
Contract-managed relationships	5,292,261	(2,479,637)	2,812,624
Other	1,585,407	(1,585,407)	—

	$138,311,072	$(56,930,264)	$81,380,808

	March 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(34,927,180)	$79,902,820
Developed technology	13,709,789	(12,137,672)	1,572,117
Covenants not to compete	3,416,000	(2,268,172)	1,147,828
Contract-managed relationships	4,555,740	(2,200,557)	2,355,183
Other	1,585,407	(1,365,211)	220,196

	$138,096,936	$(52,898,792)	$85,198,144

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(33,491,800)	$81,338,200
Developed technology	13,527,173	(11,728,170)	1,799,003
Covenants not to compete	3,958,699	(2,530,782)	1,427,917
Contract-managed relationships	4,305,740	(2,079,989)	2,225,751
Other	1,585,407	(1,233,095)	352,312

	$138,207,019	$(51,063,836)	$87,143,183

Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization
Expense

Quarter ended December 31, 2010	$2,152,060
Quarter ended December 31, 2009	2,684,564
Nine months ended December 31, 2010	6,556,949
Nine months ended December 31, 2009	8,320,843

Estimated amortization expense for the fiscal years ending March 31:
2011	$8,121,263
2012	7,531,804
2013	6,997,101
2014	6,566,583
2015	6,363,644

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

4.
Long-Term Debt — Indebtedness at December 31, 2010 includes an amended and restated bank-administered credit agreement (the “ABL Credit Agreement”), which provides for a $75.0 million asset-based revolving credit facility (the “ABL Facility”), of which $15.5 million was outstanding under revolving lines of credit and $0.9 million was outstanding under a letter of credit at December 31, 2010; $200.0 million of 10.0% senior secured notes (the “Senior Secured Notes”) issued at a discount of $1.0 million with unamortized bond discount of $0.5 million at December 31, 2010 (effective rate of 10.14%); $175.0 million of 8.625% senior subordinated notes (the “Senior Subordinated Notes”); $0.2 million of other indebtedness; and $2.6 million of capital leases. The ABL Facility is scheduled to expire on the earlier of October 2, 2012 or the date that is 91 days prior to the earliest maturity of the Senior Secured Notes (due December 1, 2011), the Senior Subordinated Notes (due March 15, 2012), NBC’s $77.0 million of 11% senior discount notes (the “Senior Discount Notes”, due March 15, 2013), or any refinancing thereof.

Borrowings under the ABL Facility are subject to the Eurodollar interest rate, not to be less than 1.5%, plus an applicable margin ranging from 4.25% to 4.75% or a base interest rate. The base interest rate is the greater of a) the prime rate, b) the federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 2.5%, plus an applicable margin ranging from 3.25% to 3.75%. In addition, the applicable margin will increase 1.5% during the time periods from April 15 to June 29 and from December 1 to January 29 of each year. The interest rate as of December 31, 2010 was 8.0%. There also is a commitment fee for the ABL Facility ranging from 0.75% to 1.0%. The ABL Facility is secured by a first priority interest in substantially all of our and our subsidiaries’ property and assets, which also secure the Senior Secured Notes on a second priority basis.

The Senior Secured Notes pay cash interest semi-annually and mature on December 1, 2011. The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012.

The ABL Credit Agreement requires us to maintain certain financial ratios and contains a number of other covenants that among other things, restricts our ability and the ability of certain of our subsidiaries to incur additional indebtedness, dispose of assets, make capital expenditures, investments, acquisitions, loans or advances and pay dividends, except that, among other things, we may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes we may owe. In addition, under the ABL Facility, if availability, as defined in the ABL Credit Agreement, is less than the greater of 20% of the total revolving credit commitments and $15.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.10x measured for the last twelve-month period on a pro forma basis in order to maintain access to the funds under the ABL Facility. The calculated borrowing base as of December 31, 2010 was $74.1 million, of which $15.5 million was outstanding under revolving lines of credit, $0.9 million was outstanding under a letter of credit and $57.7 million was unused. At December 31, 2010, our pro forma fixed charge coverage ratio was 1.4x.

The indenture governing the Senior Secured Notes restricts our ability and the ability of certain of our subsidiaries to pay dividends or make certain other payments, subject to certain exceptions, unless certain conditions are met, including (i) no default under the indenture has occurred, (ii) we and certain of our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the amount of the dividend or payment may not exceed 50% of aggregate income from January 1, 2004 to the end of the most recent fiscal quarter plus cash proceeds received from the issuance of stock less the aggregate of payments made under this restriction (the “Restricted Payment Calculation”). The indentures governing the Senior Subordinated Notes and NBC’s Senior Discount Notes contain similar restrictions on our ability and the ability of certain of our subsidiaries and the ability of NBC to pay dividends or make certain other payments. In addition, if there is no availability under the Restricted Payment Calculation, but we maintain the 2.0 to 1.0 consolidated coverage ratio on a pro forma basis, we may make dividends to NBC to meet the interest payments on the Senior Discount Notes. If we do not maintain the 2.0 to 1.0 ratio on a pro forma basis, we may still make payments, including dividends to NBC, up to $15.0 million in the aggregate. At December 31, 2010, our pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes was 1.7 to 1.0 and the ratio calculated under the indenture to the Senior Secured Notes was 1.8 to 1.0. The pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes differs from the ratio calculated under the indenture to the Senior Secured Notes because the indenture to the Senior Subordinated Notes excludes debt issue cost amortization only for debt instruments outstanding at the March 4, 2004 Transaction date from the calculation, whereas the indenture to the Senior Secured Notes excludes the higher debt issue cost amortization for the Senior Secured Notes and the ABL Facility, which were issued in October of 2009, from the same calculation. At December 31, 2010, the amount distributable under the most restrictive indenture was $6.5 million after applying $8.5 million of dividends paid to NBC for the March 15, 2010 and September 15, 2010 interest on NBC’s Senior Discount Notes. Such restrictions are not expected to affect our ability to meet our cash obligations for the remainder of fiscal year 2011.

At December 31, 2010, we were in compliance with all of our debt covenants.
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

Estimated fair values for our revolving credit facility and our fixed rate long-term debt at December 31, 2010, March 31, 2010 and December 31, 2009 is summarized in the following table:

	December 31,	March 31,	December 31,
	2010	2010	2009
Carrying Values:

Revolving credit facility	$15,500,000	$—	$23,100,000
Fixed rate debt	377,270,167	377,624,262	377,752,261

Fair Values:

Revolving credit facility	$15,500,000	$—	$23,100,000
Fixed rate debt	352,730,000	372,317,000	357,178,000
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

EBITDA and earnings before interest, taxes, depreciation, amortization and loss on early extinguishment of debt (“Adjusted EBITDA”) are important measures of segment profit or loss utilized by the Chief Executive Officer and President (chief operating decision makers) in making decisions about resources to be allocated to operating segments and assessing operating segment performance.

The following table provides selected information about profit or loss (excluding the impact of our interdivisional administrative fee — see Note 9, Condensed Consolidating Financial Information, to the condensed consolidated financial statements) on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Quarter ended December 31, 2010:
External customer revenues	$40,268,360	$22,894,766	$6,066,264	$69,229,390
Intersegment revenues	105,418	9,123,396	2,522,714	11,751,528
Depreciation and amortization expense	2,300,835	1,531,120	269,516	4,101,471
Earnings before interest, taxes, depreciation and amortization (EBITDA)	(8,368,722)	5,818,599	625,382	(1,924,741)

Quarter ended December 31, 2009:
External customer revenues	$35,946,154	$23,643,734	$7,068,696	$66,658,584
Intersegment revenues	628,558	8,990,245	1,402,820	11,021,623
Depreciation and amortization expense	2,255,745	1,518,921	682,558	4,457,224
Earnings before interest, taxes, depreciation, amortization and loss on early extinguishment of debt (Adjusted EBITDA)	(6,432,938)	5,960,451	556,068	83,581

Nine months ended December 31, 2010:
External customer revenues	$308,409,724	$85,183,518	$20,827,459	$414,420,701
Intersegment revenues	195,082	28,238,466	6,735,689	35,169,237
Depreciation and amortization expense	6,756,327	4,572,576	749,369	12,078,272
Earnings before interest, taxes, depreciation and amortization (EBITDA)	18,153,253	30,180,524	2,394,576	50,728,353

Nine months ended December 31, 2009:
External customer revenues	$305,403,467	$85,424,032	$21,311,060	$412,138,559
Intersegment revenues	1,385,982	31,728,270	4,581,679	37,695,931
Depreciation and amortization expense	6,885,874	4,559,710	2,042,835	13,488,419
Earnings before interest, taxes, depreciation, amortization and loss on early extinguishment of debt (Adjusted EBITDA)	22,175,114	31,831,524	1,669,013	55,675,651

The following table reconciles segment information presented above with consolidated information as presented in our condensed consolidated financial statements:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Revenues:
Total for reportable segments	$80,980,918	$77,680,207	$449,589,938	$449,834,490
Elimination of intersegment revenues	(11,751,528)	(11,021,623)	(35,169,237)	(37,695,931)

Consolidated total	$69,229,390	$66,658,584	$414,420,701	$412,138,559

Depreciation and Amortization Expense:
Total for reportable segments	$4,101,471	$4,457,224	$12,078,272	$13,488,419
Corporate Administration	242,633	352,312	923,326	1,050,850

Consolidated total	$4,344,104	$4,809,536	$13,001,598	$14,539,269

Income Before Income Taxes:
Total Adjusted EBITDA for reportable segments	$(1,924,741)	$83,581	$50,728,353	$55,675,651

Corporate Administration Adjusted EBITDA loss (including interdivision profit elimination)	(7,018,082)	(6,101,610)	(14,719,699)	(13,187,402)

	(8,942,823)	(6,018,029)	36,008,654	42,488,249
Depreciation and amortization	(4,344,104)	(4,809,536)	(13,001,598)	(14,539,269)

Consolidated income (loss) from operations	(13,286,927)	(10,827,565)	23,007,056	27,948,980
Interest and other expenses, net	(10,599,007)	(13,655,200)	(31,791,653)	(32,993,603)

Consolidated loss before income taxes	$(23,885,934)	$(24,482,765)	$(8,784,597)	$(5,044,623)

Our revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.
7.
Accounting Pronouncements Not Yet Adopted — In December 2010, the FASB issued Accounting Standards Update 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“Update 2010-28”). Update 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. Update 2010-28 becomes effective for us in fiscal year 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to beginning retained earnings. Early adoption is not permitted. Management has not yet determined if the update will have a material impact on the consolidated financial statements.

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

8.
Related Party Transactions — In accordance with our debt covenants, we declared and paid $4.2 million in dividends to NBC during the nine months ended December 31, 2010 and 2009 to provide funding for interest due and payable on NBC’s Senior Discount Notes.

9.
Condensed Consolidating Financial Information — Effective January 26, 2009, we established Campus Authentic LLC, a wholly-owned subsidiary which was separately formed under the laws of the State of Delaware. On April 24, 2007, we established Net Textstore LLC as a wholly-owned subsidiary separately formed under the laws of the State of Delaware. On May 1, 2006, we acquired all of the outstanding stock of CBA, an entity separately incorporated under the laws of the State of Illinois and now accounted for as one of our wholly-owned subsidiaries. Effective January 1, 2005, our textbook division was separately formed under the laws of the State of Delaware as NBC Textbooks LLC, one of our wholly-owned subsidiaries. Effective July 1, 2002, our distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., one of our wholly-owned subsidiaries. Campus Authentic LLC, Net Textstore LLC, CBA, NBC Textbooks LLC, and Specialty Books, Inc. unconditionally guarantee, on a joint and several basis, full and prompt payment and performance of our obligations, liabilities, and indebtedness arising under, out of, or in connection with the Senior Subordinated Notes and the Senior Secured Notes. As of December 31, 2010, our wholly-owned subsidiaries were also a party to the First Lien Amended and Restated Guarantee and Collateral Agreement related to the ABL Credit Agreement. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (Nebraska Book Company, Inc.), subsidiary guarantors (Campus Authentic LLC, Net Textstore LLC, CBA, NBC Textbooks LLC, and Specialty Books, Inc.), consolidating eliminations, and consolidated totals.

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2010
(UNAUDITED)

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,842,112	$8,885,110	$—	$17,727,222
Intercompany receivables	26,829,171	44,173,384	(71,002,555)	—
Receivables, net	21,756,408	53,068,272	—	74,824,680
Inventories	105,575,463	62,280,106	—	167,855,569
Recoverable income taxes	3,238,079	—	—	3,238,079
Deferred income taxes	2,312,559	4,999,000	—	7,311,559
Prepaid expenses and other assets	2,309,750	3,072,674	—	5,382,424

Total current assets	170,863,542	176,478,546	(71,002,555)	276,339,533
PROPERTY AND EQUIPMENT, net	34,966,861	5,743,309	—	40,710,170
GOODWILL	202,685,622	15,671,108	—	218,356,730
CUSTOMER RELATIONSHIPS, net	4,082,562	71,514,118	—	75,596,680
TRADENAME	31,320,000	—	—	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net	3,319,252	2,464,876	—	5,784,128
INVESTMENT IN SUBSIDIARIES	183,999,791	—	(183,999,791)	—
OTHER ASSETS	8,089,951	1,018,565	—	9,108,516

	$639,327,581	$272,890,522	$(255,002,346)	$657,215,757

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,762,620	$21,280,548	$—	$70,043,168
Intercompany payables	44,173,384	26,829,171	(71,002,555)	—
Accrued employee compensation and benefits	5,005,107	2,086,342	—	7,091,449
Accrued interest	6,137,984	—	—	6,137,984
Accrued incentives	11,374	5,950,798	—	5,962,172
Accrued expenses	3,671,866	949,245	—	4,621,111
Income taxes payable	(4,010,750)	4,010,750	—	—
Deferred revenue	2,972,228	2,878	—	2,975,106
Current maturities of long-term debt	199,585,345	—	—	199,585,345
Current maturities of capital lease obligations	661,733	—	—	661,733
Revolving credit facility	15,500,000	—	—	15,500,000

Total current liabilities	322,470,891	61,109,732	(71,002,555)	312,578,068
LONG-TERM DEBT, net of current maturities	175,138,755	—	—	175,138,755
CAPITAL LEASE OBLIGATIONS, net of current maturities	1,884,334	—	—	1,884,334
OTHER LONG-TERM LIABILITIES	1,401,801	200,000	—	1,601,801
DEFERRED INCOME TAXES	23,160,020	27,580,999	—	50,741,019
DUE TO PARENT	22,029,711	—	—	22,029,711
COMMITMENTS
STOCKHOLDER’S EQUITY	93,242,069	183,999,791	(183,999,791)	93,242,069

	$639,327,581	$272,890,522	$(255,002,346)	$657,215,757

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

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2009
(UNAUDITED)

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,292,431	$8,522,605	$—	$16,815,036
Intercompany receivables	23,513,510	25,009,714	(48,523,224)	—
Receivables, net	23,399,403	52,172,722	—	75,572,125
Inventories	116,911,937	56,525,466	—	173,437,403
Recoverable income taxes	6,910,271	—	—	6,910,271
Deferred income taxes	2,154,801	5,500,000	—	7,654,801
Prepaid expenses and other assets	2,918,494	543,006	—	3,461,500

Total current assets	184,100,847	148,273,513	(48,523,224)	283,851,136
PROPERTY AND EQUIPMENT, net	37,798,186	5,396,795	—	43,194,981
GOODWILL	199,900,018	15,671,108	—	215,571,126
CUSTOMER RELATIONSHIPS, net	4,392,630	76,945,570	—	81,338,200
TRADENAME	31,320,000	—	—	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net	4,111,586	1,693,397	—	5,804,983
INVESTMENT IN SUBSIDIARIES	168,394,390	—	(168,394,390)	—
OTHER ASSETS	12,521,407	1,484,476	—	14,005,883

	$642,539,064	$249,464,859	$(216,917,614)	$675,086,309

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,211,464	$16,054,652	$—	$69,266,116
Intercompany payables	25,009,714	23,513,510	(48,523,224)	—
Accrued employee compensation and benefits	7,349,818	2,198,094		9,547,912
Accrued interest	6,175,189	—	—	6,175,189
Accrued incentives	21,347	6,210,200	—	6,231,547
Accrued expenses	6,775,764	612,511	—	7,388,275
Income taxes payable	(3,391,744)	3,391,744	—	—
Deferred revenue	2,858,701	6,759	—	2,865,460
Current maturities of long-term debt	52,967	—	—	52,967
Current maturities of capital lease obligations	813,609	—	—	813,609
Revolving credit facility	23,100,000	—	—	23,100,000

Total current liabilities	121,976,829	51,987,470	(48,523,224)	125,441,075
LONG-TERM DEBT, net of current maturities	374,258,315	—	—	374,258,315
CAPITAL LEASE OBLIGATIONS, net of current maturities	2,627,370	—	—	2,627,370
OTHER LONG-TERM LIABILITIES	1,755,997	360,000	—	2,115,997
DEFERRED INCOME TAXES	22,958,459	28,722,999	—	51,681,458
DUE TO PARENT	22,998,189	—	—	22,998,189
COMMITMENTS
STOCKHOLDER’S EQUITY	95,963,905	168,394,390	(168,394,390)	95,963,905

	$642,539,064	$249,464,859	$(216,917,614)	$675,086,309

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 2010
(UNAUDITED)

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$34,423,021	$44,200,395	$(9,394,026)	$69,229,390

COSTS OF SALES (exclusive of depreciation shown below)	22,482,053	28,893,767	(9,701,511)	41,674,309

Gross profit	11,940,968	15,306,628	307,485	27,555,081

OPERATING EXPENSES (INCOME):
Selling, general and administrative	25,358,569	10,831,850	307,485	36,497,904
Depreciation	1,699,697	492,347	—	2,192,044
Amortization	504,125	1,647,935	—	2,152,060
Intercompany administrative fee	(2,171,391)	2,171,391	—	—
Equity in earnings of subsidiaries	1,082,802	—	(1,082,802)	—

	26,473,802	15,143,523	(775,317)	40,842,008

INCOME (LOSS) FROM OPERATIONS	(14,532,834)	163,105	1,082,802	(13,286,927)

OTHER EXPENSES:
Interest expense	10,654,670	31	—	10,654,701
Interest income	(20,570)	(35,124)	—	(55,694)

	10,634,100	(35,093)	—	10,599,007

INCOME (LOSS) BEFORE INCOME TAXES	(25,166,934)	198,198	1,082,802	(23,885,934)

INCOME TAX EXPENSE (BENEFIT)	(11,539,000)	1,281,000	—	(10,258,000)

NET LOSS	$(13,627,934)	$(1,082,802)	$1,082,802	$(13,627,934)

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 2009
(UNAUDITED)

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$31,185,653	$44,664,776	$(9,191,845)	$66,658,584

COSTS OF SALES (exclusive of depreciation shown below)	17,946,287	30,123,113	(9,471,746)	38,597,654

Gross profit	13,239,366	14,541,663	279,901	28,060,930

OPERATING EXPENSES (INCOME):
Selling, general and administrative	23,986,143	9,812,915	279,901	34,078,959
Depreciation	1,676,774	448,198	—	2,124,972
Amortization	1,159,526	1,525,038	—	2,684,564
Intercompany administrative fee	(1,353,000)	1,353,000	—	—
Equity in earnings of subsidiaries	(973,006)	—	973,006	—

	24,496,437	13,139,151	1,252,907	38,888,495

INCOME (LOSS) FROM OPERATIONS	(11,257,071)	1,402,512	(973,006)	(10,827,565)

OTHER EXPENSES:
Interest expense	10,650,114	71	—	10,650,185
Interest income	(28,179)	(32,565)	—	(60,744)
Loss on early extinguishment of debt	3,065,759	—	—	3,065,759

	13,687,694	(32,494)	—	13,655,200

INCOME (LOSS) BEFORE INCOME TAXES	(24,944,765)	1,435,006	(973,006)	(24,482,765)

INCOME TAX EXPENSE (BENEFIT)	(10,059,000)	462,000	—	(9,597,000)

NET INCOME (LOSS)	$(14,885,765)	$973,006	$(973,006)	$(14,885,765)

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$239,235,201	$204,179,319	$(28,993,819)	$414,420,701

COSTS OF SALES (exclusive of depreciation shown below)	153,007,110	130,681,323	(29,784,575)	253,903,858

Gross profit	86,228,091	73,497,996	790,756	160,516,843

OPERATING EXPENSES (INCOME):
Selling, general and administrative	85,789,255	37,928,178	790,756	124,508,189
Depreciation	5,064,620	1,380,029	—	6,444,649
Amortization	1,758,504	4,798,445	—	6,556,949
Intercompany administrative fee	(6,514,173)	6,514,173	—	—
Equity in earnings of subsidiaries	(12,467,552)	—	12,467,552	—

	73,630,654	50,620,825	13,258,308	137,509,787

INCOME FROM OPERATIONS	12,597,437	22,877,171	(12,467,552)	23,007,056

OTHER EXPENSES:
Interest expense	31,931,384	39	—	31,931,423
Interest income	(53,350)	(86,420)	—	(139,770)

	31,878,034	(86,381)	—	31,791,653

INCOME (LOSS) BEFORE INCOME TAXES	(19,280,597)	22,963,552	(12,467,552)	(8,784,597)

INCOME TAX EXPENSE (BENEFIT)	(14,502,000)	10,496,000	—	(4,006,000)

NET INCOME (LOSS)	$(4,778,597)	$12,467,552	$(12,467,552)	$(4,778,597)

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$246,489,116	$198,005,827	$(32,356,384)	$412,138,559

COSTS OF SALES (exclusive of depreciation shown below)	158,084,624	127,440,885	(33,156,770)	252,368,739

Gross profit	88,404,492	70,564,942	800,386	159,769,820

OPERATING EXPENSES (INCOME):
Selling, general and administrative	82,863,682	33,617,503	800,386	117,281,571
Depreciation	4,900,807	1,317,619	—	6,218,426
Amortization	3,683,562	4,637,281	—	8,320,843
Intercompany administrative fee	(4,059,000)	4,059,000	—	—
Equity in earnings of subsidiaries	(17,103,452)	—	17,103,452	—

	70,285,599	43,631,403	17,903,838	131,820,840

INCOME FROM OPERATIONS	18,118,893	26,933,539	(17,103,452)	27,948,980

OTHER EXPENSES:
Interest expense	30,031,350	935	—	30,032,285
Interest Income	(45,593)	(58,848)	—	(104,441)
Loss on early extinguishment of debt	3,065,759	—	—	3,065,759

	33,051,516	(57,913)	—	32,993,603

INCOME (LOSS) BEFORE INCOME TAXES	(14,932,623)	26,991,452	(17,103,452)	(5,044,623)

INCOME TAX EXPENSE (BENEFIT)	(11,865,000)	9,888,000	—	(1,977,000)

NET INCOME (LOSS)	$(3,067,623)	$17,103,452	$(17,103,452)	$(3,067,623)

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES	$(46,211,471)	$8,831,872	$—	$(37,379,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,152,137)	(1,820,688)	7,115	(4,965,710)
Acquisitions, net of cash acquired	(5,619,270)	(3,698,543)	—	(9,317,813)
Proceeds from sale of property and equipment	18,158	10,665	(7,115)	21,708
Software development costs	(916,314)	—	—	(916,314)

Net cash flows from investing activities	(9,669,563)	(5,508,566)	—	(15,178,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	(42)	—	—	(42)
Payment of financing costs	(66,660)	—	—	(66,660)
Principal payments on long-term debt	(40,250)	—	—	(40,250)
Principal payments on capital lease obligations	(680,723)	—	—	(680,723)
Borrowings under revolving credit facility	43,700,000	—	—	43,700,000
Payments under revolving credit facility	(28,200,000)	—	—	(28,200,000)
Dividends paid to parent	(4,235,000)	—	—	(4,235,000)
Change in due to parent	(1,165,000)	—	—	(1,165,000)

Net cash flows from financing activities	9,312,325	—	—	9,312,325

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,568,709)	3,323,306	—	(43,245,403)

CASH AND CASH EQUIVALENTS, Beginning of period	55,410,821	5,561,804	—	60,972,625

CASH AND CASH EQUIVALENTS, End of period	$8,842,112	$8,885,110	$—	$17,727,222

NEBRASKA BOOK COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)

	Nebraska
	Book	Subsidiary		Consolidated
	Company, Inc.	Guarantors	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES	$(46,006,989)	$8,281,610	$—	$(37,725,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,982,415)	(1,097,913)	54,703	(4,025,625)
Acquisitions, net of cash acquired	(305,641)	(1,998,702)	—	(2,304,343)
Proceeds from sale of property and equipment	37,757	110,620	(54,703)	93,674
Software development costs	(441,156)	—	—	(441,156)

Net cash flows from investing activities	(3,691,455)	(2,985,995)	—	(6,677,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	199,000,000	—	—	199,000,000
Payment of financing costs	(9,834,721)	—	—	(9,834,721)
Principal payments on long-term debt	(193,112,511)	—	—	(193,112,511)
Principal payments on capital lease obligations	(606,371)	—	—	(606,371)
Borrowings under revolving credit facility	85,000,000	—	—	85,000,000
Payments under revolving credit facility	(61,900,000)	—	—	(61,900,000)
Dividends paid to parent	(4,235,000)	—	—	(4,235,000)
Change in due to parent	2,868,000	—	—	2,868,000

Net cash flows from financing activities	17,179,397	—	—	17,179,397

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,519,047)	5,295,615	—	(27,223,432)

CASH AND CASH EQUIVALENTS, Beginning of period	40,811,478	3,226,990	—	44,038,468

CASH AND CASH EQUIVALENTS, End of period	$8,292,431	$8,522,605	$—	$16,815,036

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Acquisitions. Our Bookstore Division continues to grow its number of bookstores through acquisitions. We acquired three contract-managed bookstore locations in two separate transactions during the quarter ended December 31, 2010. We believe there are attractive opportunities for us to continue to expand our chain of bookstores across the country.
Revenue Results. Consolidated revenues for the quarter ended December 31, 2010 increased $2.6 million, or 3.9%, from the quarter ended December 31, 2009. The increase was primarily due to an increase in revenues in the Bookstore Division, which was partially offset by a decrease in revenues in the Textbook Division. Revenues increased in the Bookstore Division primarily due to an increase in additional revenue from new bookstores and to an increase in same-store sales. Revenues decreased in the Textbook Division primarily as a result of a decrease in units sold.
Adjusted EBITDA Results. Consolidated Adjusted EBITDA for the quarter ended December 31, 2010 decreased $2.9 million from the quarter ended December 31, 2009 primarily due to lower gross profit and higher selling, general and administrative expenses. EBITDA and Adjusted EBITDA are considered non-GAAP measures by the SEC, and therefore you should refer to the more detailed explanation of the measures that is provided later in this Item.
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Adjusted EBITDA is EBITDA adjusted for loss on early extinguishment of debt. There was no loss on early extinguishment of debt for the quarter and nine months ended December 31, 2010; therefore, Adjusted EBITDA equals EBITDA for those periods. As we are highly-leveraged and as our equity is not publicly-traded, management believes that the non-GAAP measures, EBITDA and Adjusted EBITDA, are useful in evaluating our results and provide additional information for determining our ability to meet debt service requirements. That belief is driven by the consistent use of the measures in the computations used to establish the value of our equity over the past 15 years and the fact that our debt covenants also use the measures, as further described later in this Item, to measure and monitor our financial results. Due to the importance of EBITDA and Adjusted EBITDA to our equity and debt holders, our chief operating decision makers and other members of management use EBITDA and Adjusted EBITDA to measure our overall performance, to assist in resource allocation decision-making, to develop our budget goals, to determine incentive compensation goals and payments, and to manage other expenditures among other uses.
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
There are material limitations associated with the use of EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net cash flows from operating activities or net income as determined by GAAP. Furthermore, EBITDA and Adjusted EBITDA do not necessarily indicate whether cash flows will be sufficient for cash requirements because the measures do not include reductions for cash payments for our obligation to service our debt, fund our working capital, make capital expenditures and make acquisitions or pay our income taxes and dividends; nor are they a measure of our profitability because they do not include costs and expenses such as interest, taxes, depreciation, amortization, and loss on early extinguishment of debt, which are significant components in understanding and assessing our financial performance. Even with these limitations, we believe EBITDA and Adjusted EBITDA, when viewed with both our GAAP results and the reconciliations to operating cash flows and net income, provide a more complete understanding of our business than otherwise could be obtained absent this disclosure. EBITDA and Adjusted EBITDA measures presented may not be comparable to similarly titled measures presented by other companies.

Challenges and Expectations
We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past and, in addition, new and different challenges and opportunities. Our three tranches of debt (the Senior Secured Notes, the ABL Facility and the Senior Subordinated Notes) each may mature within a period of six months of each other starting with the ABL Facility, which may mature on the earlier of October 2, 2012 or 91 days prior to the earliest maturity of the Senior Secured Notes, the Senior Subordinated Notes, NBC’s Senior Discount Notes, or any refinancing thereof, effectively September 1, 2011. As a consequence, we may be required to refinance the other tranches of debt in our capital structure in order to refinance the ABL Facility. We are currently working on a refinancing with our investment bankers. Due to our highly leveraged capital structure as well as reliance on market-based vendor payment terms, continued uncertainty in the credit markets and our future results of operations may negatively impact our ability to extend or refinance our existing debt on reasonable terms, or at all and to continue to utilize existing vendor payment terms. We have experienced, and we believe we will continue to experience, increasing competition for the supply of used textbooks from other companies, including other textbook wholesalers and from student-to-student transactions, increasing competition from alternative media and alternative sources of textbooks for students, including renting of textbooks from both online and local campus marketplace competitors, competition for contract-management opportunities and other challenges. We also believe that although there continues to be attractive opportunities related to acquisitions, we may not be able to identify additional bookstores for acquisition or we may not be successful in competing for contracts to manage additional institutional bookstores. Finally, we are uncertain what impact the current economy might have on our business. We expect that our capital expenditures will be consistent with prior periods.
Quarter Ended December 31, 2010 Compared With Quarter Ended December 31, 2009.
Revenues. Revenues for the quarters ended December 31, 2010 and 2009 and the corresponding change in revenues were as follows:

			Change
	2010	2009	Amount	Percentage
Bookstore Division	$40,373,778	$36,574,712	$3,799,066	10.4%
Textbook Division	32,018,162	32,633,979	(615,817)	(1.9)%
Complementary Services Division	8,588,978	8,471,516	117,462	1.4%
Intercompany Eliminations	(11,751,528)	(11,021,623)	(729,905)	6.6%

	$69,229,390	$66,658,584	$2,570,806	3.9%

For the quarter ended December 31, 2010, Bookstore Division revenues increased $3.8 million, or 10.4%, from the quarter ended December 31, 2009. The increase in Bookstore Division revenues was attributable to additional revenue from new bookstores and to an increase in same-store sales, which were partially offset by a decrease in revenues as a result of certain store closings. We have added 39 bookstore locations through acquisition or start-ups since April 1, 2009. The new bookstores provided an additional $2.9 million of revenue for the quarter ended December 31, 2010. Same-store sales for the quarter ended December 31, 2010 increased $1.6 million, or 4.7%, from the quarter ended December 31, 2009, primarily due to increased clothing and insignia wear and electronics revenues. We define same-store sales for the quarter ended December 31, 2010 as sales from any store, even if expanded or relocated, that we have operated since the start of fiscal year 2010. Revenues declined $0.7 million for the quarter ended December 31, 2010 as a result of certain store closings since April 1, 2009.
For the quarter ended December 31, 2010, Textbook Division revenues decreased $0.6 million, or 1.9%, from the quarter ended December 31, 2009 primarily due to a 4.2% decrease in units sold, which was partially offset by a 0.5% increase in average price per book sold. In addition, the decrease in revenues was partially offset by an increase in revenues from textbook rentals to third-parties. Complementary Services Division revenues increased $0.1 million, or 1.4%, from the quarter ended December 31, 2009, primarily due to an increase in revenues from our systems business, which was mostly offset by a decrease in revenues from our distance education business. Intercompany eliminations increased $0.7 million primarily as a result of an increase in intercompany revenues in our systems business.

Gross profit. Gross profit for the quarter ended December 31, 2010 decreased $0.5 million, or 1.8%, to $27.6 million from $28.1 million for the quarter ended December 31, 2009. The decrease in gross profit was attributable to a decrease in the Bookstore Division gross profit, which was partially offset by an increase in the Textbook Division gross profit. The consolidated gross margin percentage decreased to 39.8% for the quarter ended December 31, 2010 from 42.1% for the quarter ended December 31, 2009. The decrease in our consolidated gross margin percentage is primarily attributable to a decrease in the gross margin percentage for the Bookstore Division.
Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended December 31, 2010 increased $2.4 million, or 7.1%, to $36.5 million from $34.1 million for the quarter ended December 31, 2009. Selling, general and administrative expenses as a percentage of revenues were 52.7% and 51.1% for the quarters ended December 31, 2010 and 2009, respectively. The increase in selling, general and administrative expenses was primarily attributable to a $1.4 million increase in consulting services related to expense reduction and top line growth initiatives such as inventory and pricing optimization and to a $0.8 million increase in rent expense primarily due to an increase in the number of bookstores. These increases were partially offset by a $0.6 million decrease in personnel costs primarily due to lower incentive compensation costs.
Earnings before interest, taxes, depreciation, amortization, and loss on early extinguishment of debt (Adjusted EBITDA). Adjusted EBITDA for the quarters ended December 31, 2010 and 2009 and the corresponding change in Adjusted EBITDA were as follows:

			Change
	2010	2009	Amount	Percentage
Bookstore Division	$(8,368,721)	$(6,432,938)	$(1,935,783)	(30.1)%
Textbook Division	5,818,598	5,960,451	(141,853)	(2.4)%
Complementary Services Division	625,382	556,068	69,314	12.5%
Corporate Administration	(7,018,082)	(6,101,610)	(916,472)	(15.0)%

	$(8,942,823)	$(6,018,029)	$(2,924,794)	(48.6)%

Bookstore Division Adjusted EBITDA loss increased $1.9 million from the quarter ended December 31, 2009 primarily due to lower gross profit and to higher selling, general and administrative expenses. The $0.2 million, or 2.4%, decrease in Textbook Division Adjusted EBITDA from the quarter ended December 31, 2009, was primarily due to an increase in selling, general and administrative expenses. Corporate Administration’s Adjusted EBITDA loss increased $0.9 million from the quarter ended December 31, 2009, primarily due to an increase in consulting services expense.

For an explanation of why EBITDA and Adjusted EBITDA are useful measures in evaluating our operating results and how they provide additional information for determining our ability to meet debt service requirements, see “Adjusted EBITDA Results” earlier in this Item. The following presentation reconciles net loss, which we believe to be the closest GAAP performance measure, to EBITDA and Adjusted EBITDA and reconciles EBITDA and Adjusted EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, and also sets forth net cash flows from investing and financing activities:

	Quarter Ended December 31,
	2010	2009

Net loss	$(13,627,934)	$(14,885,765)

Interest expense, net	10,599,007	10,589,441
Income tax benefit	(10,258,000)	(9,597,000)
Depreciation and amortization	4,344,104	4,809,536

EBITDA	$(8,942,823)	$(9,083,788)

Loss on early extinguishment of debt	—	3,065,759

Adjusted EBITDA	$(8,942,823)	$(6,018,029)

Share-based compensation	8,973	309,421
Interest income	55,694	60,744
Provision for losses on receivables	616,457	280,618
Cash paid for interest	(10,296,317)	(3,760,284)
Cash paid for income taxes	(240,371)	(4,205,015)
Loss on disposal of assets	101,369	22,640
Change in due to parent	466,000	(1,530,000)
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(72,552,134)	(100,156,701)

Net Cash Flows from Operating Activities	$(90,783,152)	$(114,996,606)

Net Cash Flows from Investing Activities	$(2,554,530)	$(1,603,108)

Net Cash Flows from Financing Activities	$14,784,616	$27,330,237

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Amortization expense. Amortization expense for the quarter ended December 31, 2010 decreased $0.5 million to $2.2 million from $2.7 million for the quarter ended December 31, 2009, primarily due to a decrease in amortization of software development costs and to a decrease in amortization of non-compete agreements associated with bookstore acquisitions.
Loss on early extinguishment of debt. The loss on early extinguishment of debt of $3.1 million for the quarter ended December 31, 2009 relates to the write-off of debt issue costs as a result of the termination of the Term Loan and Revolving Credit Facility in October of 2009.
Income taxes. Income tax benefit for the quarter ended December 31, 2010 increased $0.7 million to $10.3 million from $9.6 million for the quarter ended December 31, 2009. Our effective tax rate for the quarters ended December 31, 2010 and 2009 was 42.9% and 39.2%, respectively. The change in the effective tax rate is primarily due to certain states taxing on a gross receipts methodology. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

Nine Months Ended December 31, 2010 Compared With Nine Months Ended December 31, 2009.
Revenues. Revenues for the nine months ended December 31, 2010 and 2009 and the corresponding change in revenues were as follows:

			Change
	2010	2009	Amount	Percentage
Bookstore Division	$308,604,806	$306,789,449	$1,815,357	0.6%
Textbook Division	113,421,984	117,152,302	(3,730,318)	(3.2)%
Complementary Services Division	27,563,148	25,892,739	1,670,409	6.5%
Intercompany Eliminations	(35,169,237)	(37,695,931)	2,526,694	(6.7)%

	$414,420,701	$412,138,559	$2,282,142	0.6%

For the nine months ended December 31, 2010, Bookstore Division revenues increased $1.8 million, or 0.6%, from the nine months ended December 31, 2009. The increase in Bookstore Division revenues was attributable to additional revenues from new bookstores, which were mostly offset by a decrease in same-store sales and a decrease in revenues as a result of certain store closings. We have added 39 bookstore locations through acquisitions or start-ups since April 1, 2009. The new bookstores provided an additional $20.9 million of revenue for the nine months ended December 31, 2010. Same-store sales for the nine months ended December 31, 2010 decreased $16.0 million, or 5.4%, from the nine months ended December 31, 2009, primarily due to decreased textbook revenues, which were partially offset by an increase in clothing and insignia wear and electronics revenues. The same-store sales decrease in textbooks is partly attributable to the rental program which we began implementing in our bookstores in the fourth quarter of fiscal year 2010. If the textbooks rented would have been sold instead, we estimate that same-store sales would have been approximately $8.8 million higher, lowering the same-store sales decrease to 2.4% for the nine months ended December 31, 2010. We define same-store sales for the nine months ended December 31, 2010 as sales from any store, even if expanded or relocated, that we have operated since the start of fiscal year 2010. In addition, revenues declined $3.1 million as a result of certain store closings since April 1, 2009.
For the nine months ended December 31, 2010, Textbook Division revenues decreased $3.7 million, or 3.2%, from the nine months ended December 31, 2009, due primarily to a 2.7% decrease in units sold and a 0.3% decrease in average price per book sold, which were partially offset by an increase in revenues from textbook rentals to third-parties. Complementary Services Division revenues increased $1.7 million, or 6.5%, from the nine months ended December 31, 2009, as an increase in revenue in our systems business was partially offset by a decrease in revenue from our distance education business. Intercompany eliminations for the nine months ended December 31, 2010 decreased $2.5 million, or 6.7%, from the nine months ended December 31, 2009 primarily due to a decrease in intercompany revenues in the Textbook Division.
Gross profit. Gross profit for the nine months ended December 31, 2010 increased $0.7 million, or 0.5%, to $160.5 million from $159.8 million for the nine months ended December 31, 2009. The increase in gross profit was primarily attributable to the increase in gross profit in the Bookstore Division. The consolidated gross margin percentage decreased slightly to 38.7% for the nine months ended December 31, 2010 from 38.8% for the nine months ended December 31, 2009. The decrease in our consolidated gross margin percentage was attributable to a decrease in the gross margin percentage for the Complementary Services Division, which was offset by increases in the Textbook Division and Bookstore Division gross margin percentages. The increase in the Bookstore Division gross margin percentage was primarily due to the rental program. Although the rental of a textbook through the Bookstore Division rental program has lower revenue compared to the sale of a textbook, the gross profit on the rental of a textbook has been comparable to gross profit on the sale of a textbook; therefore, the gross margin percentage on the rental of a textbook is generally higher.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended December 31, 2010 increased $7.2 million, or 6.2%, to $124.5 million from $117.3 million for the nine months ended December 31, 2009. Selling, general and administrative expenses as a percentage of revenues were 30.0% and 28.5% for the nine months ended December 31, 2010 and 2009, respectively. The increase in selling, general and administrative expenses was primarily attributable to a $2.9 million increase in rent expense primarily due to an increase in the number of bookstores, a $2.3 million increase in commission and shipping expense primarily due to increased sales on the internet involving third-party websites, a $1.5 million increase in consulting services related to expense reduction and top line growth initiatives such as inventory and pricing optimization and a $1.5 million increase in advertising and travel and entertainment expenses. These increases were partially offset by a $2.0 million decrease in personnel costs primarily due to lower incentive compensation costs.

Earnings before interest, taxes, depreciation, amortization, and loss on early extinguishment of debt (Adjusted EBITDA). Adjusted EBITDA for the nine months ended December 31, 2010 and 2009 and the corresponding change in Adjusted EBITDA were as follows:

			Change
	2010	2009	Amount	Percentage
Bookstore Division	$18,153,253	$22,175,114	$(4,021,861)	(18.1)%
Textbook Division	30,180,524	31,831,524	(1,651,000)	(5.2)%
Complementary Services Division	2,394,576	1,669,013	725,563	43.5%
Corporate Administration	(14,719,699)	(13,187,402)	(1,532,297)	(11.6)%

	$36,008,654	$42,488,249	$(6,479,595)	(15.3)%

Bookstore Division Adjusted EBITDA for the nine months ended December 31, 2010 decreased $4.0 million, or 18.1%, from the nine months ended December 31, 2009 primarily due to lower same-store sales and to an increase in selling, general and administrative expenses. Textbook Division Adjusted EBITDA for the nine months ended December 31, 2010 decreased $1.7 million, or 5.2%, from the nine months ended December 31, 2009, primarily due to a decrease in revenues and an increase in selling, general and administrative expenses. Complementary Services Division Adjusted EBITDA increased $0.7 million from the nine months ended December 31, 2009, primarily due to improved results in our systems business, which was partially offset by lower results in our distance education business. Corporate Administration’s Adjusted EBITDA loss increased $1.5 million, or 11.6%, from the nine months ended December 31, 2009, primarily due to an increase in consulting services expense.
For an explanation of why EBITDA and Adjusted EBITDA are useful measures in evaluating our operating results and how they provide additional information for determining our ability to meet debt service requirements, see “Adjusted EBITDA Results” earlier in this Item. The following presentation reconciles net loss, which we believe to be the closest GAAP performance measure, to EBITDA and Adjusted EBITDA and reconciles EBITDA and Adjusted EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, and also sets forth net cash flows from investing and financing activities as presented in the Condensed Consolidated Statements of Cash Flows included in Item 1, Financial Statements:

	Nine Months Ended December 31,
	2010	2009
Net loss	$(4,778,597)	$(3,067,623)

Interest expense, net	31,791,653	29,927,844
Income tax benefit	(4,006,000)	(1,977,000)
Depreciation and amortization	13,001,598	14,539,269

EBITDA	$36,008,654	$39,422,490

Loss on early extinguishment of debt	—	3,065,759

Adjusted EBITDA	$36,008,654	$42,488,249

Share-based compensation	438,810	789,162
Interest income	139,770	104,441
Provision for losses on receivables	1,317,433	414,247
Cash paid for interest	(28,554,130)	(21,120,029)
Cash (paid) refunded for income taxes	1,328,208	(2,900,688)
Loss on disposal of assets	155,235	140,783
Change in due to parent	1,165,000	(2,868,000)
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(49,378,579)	(54,773,544)

Net Cash Flows from Operating Activities	$(37,379,599)	$(37,725,379)

Net Cash Flows from Investing Activities	$(15,178,129)	$(6,677,450)

Net Cash Flows from Financing Activities	$9,312,325	$17,179,397

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Amortization expense. Amortization expense for the nine months ended December 31, 2010 decreased by $1.7 million to $6.6 million from $8.3 million for the nine months ended December 31, 2009, primarily due to a decrease in amortization of software development costs and to a decrease in amortization of non-compete agreements associated with bookstore acquisitions.
Interest expense, net. Interest expense, net for the nine months ended December 31, 2010 increased $1.9 million to $31.8 million from $29.9 million for the nine months ended December 31, 2009, primarily due to a $1.2 million increase in interest on the Senior Secured Notes which replaced the Term Loan and a $0.8 million increase in amortization of additional prepaid loan costs related to the issuance of the Senior Secured Notes and entering into the ABL Credit Agreement.
Loss on early extinguishment of debt. The loss on early extinguishment of debt of $3.1 million for the nine months ended December 31, 2009 relates to the write-off of debt issue costs as a result of the termination of the Term Loan and Revolving Credit Facility in October of 2009.
Income taxes. Income tax benefit for the nine months ended December 31, 2010 increased to $4.0 million from $2.0 million for the nine months ended December 31, 2009. Our effective tax rate for the nine months ended December 31, 2010 and 2009 was 45.6% and 39.2%, respectively. The change in the effective tax rate is primarily due to certain states taxing on a gross receipts methodology. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.
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
Revenue Recognition. We recognize revenue from Textbook Division sales at the time of shipment. We have established a program which, under certain conditions, enables our customers to return textbooks. We record reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. External customer returns over the past three fiscal years have ranged from approximately 22.9% to 24.8% of sales. Additional reductions to revenue and costs of sales may be required if the actual rate of returns exceeds the estimated rate of returns. Consistent with prior years, the estimated rate of returns is determined utilizing actual historical return experience. The accrual rate for customer returns at March 31, 2010 and December 31, 2010 was approximately 24.5% and 24.75% of sales, respectively.
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
Inventory Valuation and Obsolescence. Inventories, including rental inventory, are stated at the lower of cost or market. The cost of used textbook inventories is determined using the weighted-average method. Our Bookstore Division uses the retail inventory method to determine cost for new textbook and non-textbook inventories. The cost of other inventories is determined on a first-in, first-out cost method. Consistent with prior years, we account for inventory obsolescence based upon assumptions about future demand and market conditions. At March 31, 2010 and December 31, 2010, used textbook inventory was subject to an obsolescence reserve of $2.3 million. For the two prior fiscal years, the obsolescence reserve was between $2.3 million and $2.4 million. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions, and industry factors.

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

Accrued Incentives. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain products or services we offer through our Complementary Services Division. The customer can also use the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to use rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which have consistently been based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the condensed consolidated financial statements. For the past three fiscal years, actual forfeitures have ranged between 9.4% and 16.6% of rebates earned within those years. After adjusting for estimated forfeitures, rebates earned are accrued at a rate of approximately 13.5% of the dollar value of eligible textbooks purchased by the Textbook Division. Accrued incentives at March 31, 2010 and December 31, 2010 were $6.3 million and $6.0 million, respectively, including estimated forfeitures, however, if we accrued for rebates earned and unused as of March 31, 2010 and December 31, 2010, assuming no forfeitures, our accrued incentives would have been $7.0 million and $6.6 million, respectively.
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
LIQUIDITY AND CAPITAL RESOURCES
Financing Activities
Our primary liquidity requirements are for debt service under the ABL Credit Agreement, the Senior Secured Notes, the Senior Subordinated Notes and other outstanding indebtedness, for dividends to fund interest payments due at our parent company, NBC Acquisition Corp. (“NBC”), for working capital, for income tax payments, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our revolving credit facility. At December 31, 2010, our total indebtedness was $392.8 million, consisting of a $75.0 million ABL Facility, of which $15.5 million was outstanding under revolving lines of credit and $0.9 million was outstanding under a letter of credit at December 31, 2010, $200.0 million of Senior Secured Notes issued at a discount of $1.0 million with unamortized bond discount of $0.5 million, $175.0 million of Senior Subordinated Notes, and $2.8 million of other indebtedness, including capital lease obligations. To provide additional financing to fund the March 4, 2004 Transaction, NBC issued senior discount notes, the balance of which at September 30, 2010 was $77.0 million (face value) (the “Senior Discount Notes”).
Principal and interest payments under the ABL Facility, the Senior Secured Notes, the Senior Subordinated Notes, and NBC’s Senior Discount Notes represent significant liquidity requirements for us.
The ABL Facility is scheduled to mature on the earlier of October 2, 2012 or the date that is 91 days prior to the earliest maturity of the Senior Secured Notes (due December 1, 2011), the Senior Subordinated Notes (due March 15, 2012), NBC’s Senior Discount Notes (due March 15, 2013), or any refinancing thereof, effectively September 1, 2011. Borrowings under the ABL Facility are subject to the Eurodollar interest rate, not to be less than 1.5%, plus an applicable margin ranging from 4.25% to 4.75% or a base interest rate. The base interest rate is the greater of a) the prime rate, b) the federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 2.5%, plus an applicable margin ranging from 3.25% to 3.75%. In addition, the applicable margin will increase 1.5% during the time periods from April 15 to June 29 and from December 1 to January 29 of each year. There also is a commitment fee ranging from 0.75% to 1.0%. The ABL Facility is secured by a first priority interest in substantially all of our and our subsidiaries’ property and assets, which also secure the Senior Secured Notes on a second priority basis.

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
We file a consolidated federal income tax return with our parent company, NBC, and follow a policy of recording income taxes equal to that which would have been incurred had we filed a separate return. We are responsible for remitting tax payments and collecting tax refunds for the consolidated group. The $1.2 million decrease in the due to parent balance for the nine months ended December 31, 2010 represents the net result of the difference between our estimated annual tax rate and that of our parent, NBC.
Investing Cash Flows
Our capital expenditures were $5.0 million and $4.0 million for the nine months ended December 31, 2010 and 2009, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and warehouse improvements. The ABL Credit Agreement does not have a limitation on capital expenditures other than as part of the pro forma fixed charge coverage ratio. We expect capital expenditures to be between $6.0 million and $7.0 million for fiscal year 2011.
Business acquisition and contract-management renewal expenditures were $9.3 million and $2.3 million for the nine months ended December 31, 2010 and 2009, respectively. During the nine months ended December 31, 2010, nineteen bookstore locations were acquired in fifteen separate transactions (thirteen of which were contract-managed locations). During the nine months ended December 31, 2009, ten bookstore locations were acquired in eight separate transactions (all of which were contract-managed locations). Our ability to make acquisition expenditures is subject to certain restrictions under the ABL Credit Agreement.
During the nine months ended December 31, 2010 and 2009, we capitalized $0.9 million and $0.4 million, respectively, in software development costs associated with new software products and enhancements to existing software products.
Operating Cash Flows
Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the ABL Facility. Usage of the ABL Facility to meet our liquidity needs will fluctuate throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used by operating activities for the nine months ended December 31, 2010 were $37.4 million, down $0.3 million from $37.7 million for the nine months ended December 31, 2009. Lower cash payments for income taxes and a lower investment in inventories was mostly offset by an increase in cash paid for interest and payments in connection with shares issued under the 2005 Restricted Stock Plan, which vested on September 30, 2010.
As of December 31, 2010, we had $17.7 million in cash available to help fund working capital requirements. At certain times of the year, we also invest in cash equivalents. Any investments in cash equivalents are subject to restrictions under the ABL Credit Agreement. The ABL Credit Agreement allows investments in (1) certain short-term securities issued by, or unconditionally guaranteed by, the federal government, (2) certain short-term deposits in banks that have combined capital and surplus of not less than $500 million, (3) certain short-term commercial paper of issuers rated at least A-1 by Standard & Poor’s or P-1 by Moody’s, (4) certain money market funds which invest exclusively in assets otherwise allowable by the ABL Credit Agreement and (5) certain other similar short-term investments. Although we invest in compliance with our credit agreement and generally seek to minimize the risk associated with investments by investing in investment grade, highly liquid securities, we cannot give assurances that the cash equivalents that are in or will be selected to be in our investment portfolio will not lose value or become impaired in the future.

Covenant Restrictions
We have a substantial level of indebtedness. Our debt agreements impose significant financial restrictions, which could prevent us from incurring additional indebtedness and taking certain other actions and could result in all amounts outstanding being declared due and payable if we are not in compliance with such restrictions. Access to borrowings under the ABL Facility is subject to the calculation of a borrowing base, which is a function of eligible accounts receivable and inventory, up to the maximum borrowing limit (less outstanding letters of credit). The ABL Credit Agreement restricts our ability and the ability of certain of our subsidiaries to incur additional indebtedness, dispose of assets, make capital expenditures, investments, acquisitions, loans or advances and pay dividends, except that, among other things, we may pay dividends to NBC (i) in an amount not to exceed the amount of interest required to be paid on NBC’s Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes owed by NBC. In addition, under the ABL Facility, if availability, as defined in the ABL Credit Agreement, is less than the greater of 20% of the total revolving credit commitments and $15.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.10x measured for the last twelve-month period on a pro forma basis in order to maintain access to the funds under the ABL Facility. At December 31, 2010, we had up to $75.0 million of total revolving credit commitments under the ABL Facility (less outstanding letters of credit and subject to a borrowing base). The calculated borrowing base as of December 31, 2010 was $74.1 million, of which $15.5 million was outstanding under revolving lines of credit, $0.9 million was outstanding under a letter of credit and $57.7 million was unused. At December 31, 2010, our pro forma fixed charge coverage ratio was 1.4x.
The indenture governing the Senior Secured Notes restricts our ability and the ability of certain of our subsidiaries to pay dividends or make certain other payments, subject to certain exceptions, unless certain conditions are met, including (i) no default under the indenture has occurred, (ii) we and certain of our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the amount of the dividend or payment may not exceed 50% of aggregate income from January 1, 2004 to the end of the most recent fiscal quarter plus cash proceeds received from the issuance of stock less the aggregate of payments made under this restriction (the “Restricted Payment Calculation”). The indentures governing the Senior Subordinated Notes and NBC’s Senior Discount Notes contain similar restrictions on our ability and the ability of certain of our subsidiaries and the ability of NBC to pay dividends or make certain other payments. In addition, if there is no availability under the Restricted Payment Calculation, but we maintain the 2.0 to 1.0 consolidated coverage ratio on a pro forma basis, we may make dividends to NBC to meet the interest payments on the Senior Discount Notes. If we do not maintain the 2.0 to 1.0 ratio on a pro forma basis, we may still make payments, including dividends to NBC, up to $15.0 million in the aggregate. At December 31, 2010, our pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes was 1.7 to 1.0 and the ratio calculated under the indenture to the Senior Secured Notes was 1.8 to 1.0. The pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes differs from the ratio calculated under the indenture to the Senior Secured Notes because the indenture to the Senior Subordinated Notes excludes debt issue cost amortization only for debt instruments outstanding at the March 4, 2004 Transaction date from the calculation, whereas the indenture to the Senior Secured Notes excludes the higher debt issue cost amortization for the Senior Secured Notes and the ABL Facility, which were issued in October of 2009, from the same calculation. At December 31, 2010, the amount distributable under the most restrictive indenture was $6.5 million after applying $8.5 million of dividends paid to NBC for the March 15, 2010 and September 15, 2010 interest on NBC’s Senior Discount Notes. Such restrictions are not expected to affect our ability to meet our cash obligations for the remainder of fiscal year 2011.
As of December 31, 2010, we were in compliance with all of our debt covenants.
Our debt covenants use Credit Facility EBITDA in the ratio calculations mentioned above. For a discussion of EBITDA, Adjusted EBITDA and Credit Facility EBITDA, see “Adjusted EBITDA Results” earlier in this Item and for a presentation reconciling EBITDA and Adjusted EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, see “Quarter Ended December 31, 2010 Compared With Quarter Ended December 31, 2009” and “Nine Months Ended December 31, 2010 Compared With Nine Months Ended December 31, 2009” earlier in this Item.
Sources of and Needs for Capital
As of December 31, 2010, we had up to $75.0 million of total revolving credit commitments under the ABL Facility (less outstanding letters of credit and subject to a borrowing base). The calculated borrowing base as of December 31, 2010 was $74.1 million, of which $15.5 million was outstanding under revolving lines of credit, $0.9 million was outstanding under a letter of credit and $57.7 million was unused. Amounts drawn under the ABL Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations.
Our three principal tranches of debt (the Senior Secured Notes, the ABL Facility and the Senior Subordinated Notes) each will mature within a period of six months of each other. The ABL Facility will mature on the earlier of October 2, 2012 or the date that is 91 days prior to the earliest maturity of the $200.0 million Senior Secured Notes (which mature on December 1, 2011), the $175.0 million Senior Subordinated Notes (which mature on March 15, 2012), NBC’s $77.0 million Senior Discount Notes (which mature on March 15, 2013), or any refinancing thereof, effectively September 1, 2011. As a consequence, we may be required to refinance the other tranches of debt in our capital structure as well as NBC’s Senior Discount Notes, in order to refinance the ABL Facility. We are currently working on a refinancing with our investment bankers. Due to our highly leveraged capital structure, in the absence of a significant improvement in our credit profile and/or the financial markets, we may not be able to refinance our indebtedness, or NBC may not be able to refinance its indebtedness, on terms acceptable to us or our parent company.

Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital and make anticipated capital expenditures will depend on our future performance and maintaining normal terms with our vendors, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that funds generated from operations, existing cash, vendor payments terms, and borrowings under the ABL Facility will be sufficient to finance our current operations, cash interest requirements, income tax payments, planned capital expenditures, dividends to NBC, and internal growth; however, as noted previously, we cannot give assurance that we will generate sufficient cash flow from operations or that future borrowings will be available under the ABL Facility in an amount sufficient to enable us to service our debt or to fund our liquidity needs. Future acquisitions, if any, may require additional debt or equity financing.
Off-Balance Sheet Arrangements
As of December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Accounting Standards Not Yet Adopted
In December 2010, the FASB issued Accounting Standards Update 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“Update 2010-28”). Update 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. Update 2010-28 becomes effective for us in fiscal year 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to beginning retained earnings. Early adoption is not permitted. Management has not yet determined if the update will have a material impact on the consolidated financial statements.
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

Transactions with Related and Certain Other Parties
During the nine months ended December 31, 2010, we declared and paid $4.2 million in dividends to NBC to provide funding for interest due and payable on NBC’s Senior Discount Notes.
We file a consolidated federal income tax return with our parent company, NBC, and follow a policy of recording income taxes equal to that which would have been incurred had we filed a separate return. We are responsible for remitting tax payments and collecting tax refunds for the consolidated group. The due to parent balance, totaling $22.0 million and $23.0 million at December 31, 2010 and 2009, respectively, represents the cumulative tax savings resulting from operating losses generated by NBC from which we derive the benefit through reduced tax payments on the consolidated return.
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations, such as, but not limited to, statements relating to EBITDA and Adjusted EBITDA, the opportunity and our ability to expand our business, expected growth or changes in certain segments, our ability to extend, refinance or repay our indebtedness, expressions of general optimism or pessimism about the future, and statements preceded by, followed by or that include the words “may,” “believes,” “expects,” “feels,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These forward-looking statements, for which we claim the protection of the safe harbor contained in the Reform Act, involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include, but are not limited to, the following: (1) the risks of operating with a substantial level of indebtedness including possible increases in our costs of borrowing, our inability to pay interest as it comes due, repay debt, extend or refinance debt as it matures, and obtain additional financing, and the possibility that the maturity of our credit facility may be accelerated and that cash flow will be diverted away from operations; (2) increased competition from other companies that target our markets; (3) increased competition from alternative media and alternative sources of textbooks for students from both online and local campus marketplace competitors, including digital or other education content sold or rented directly to students and increased competition for the purchase and sale of used textbooks from student-to-student transactions; (4) further deterioration in the economy and credit markets; a decline in consumer spending; and/or changes in general economic conditions in the markets in which we compete or may compete; (5) our inability to successfully start-up, acquire or contract-manage additional bookstores or to integrate those additional bookstores and/or to cost-effectively maintain our current contract-managed bookstores; (6) our inability to purchase a sufficient supply of used textbooks; (7) changes in pricing of new and/or used textbooks or in publisher practices regarding new editions and materials packaged with new textbooks; (8) the loss or retirement of key members of management; (9) the impact of seasonality of the wholesale and bookstore operations; (10) further goodwill impairment or impairment of identifiable intangibles resulting in a non-cash write down of goodwill or identifiable intangibles; and other risks detailed in our Securities and Exchange Commission filings, in particular in our Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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
We may invest in certain cash equivalents from time to time allowed by the ABL Credit Agreement. At December 31, 2010, we did not hold any investments in cash equivalents.
Due to the short-term nature of the revolving credit facility, the estimated fair value is considered to approximate the carrying value at December 31, 2010. The interest rate as of December 31, 2010 was 8.0%.
Certain quantitative market risk disclosures have changed since March 31, 2010 as a result of market fluctuations, movement in interest rates and principal payments. The table below presents summarized market risk information.

	December 31,	March 31,
	2010	2010
Carrying Values:
Revolving credit facility	$15,500,000	$—
Fixed rate debt	377,270,167	377,624,262

Fair Values:
Revolving credit facility	$15,500,000	$—
Fixed rate debt	352,730,000	372,317,000

Overall Weighted-Average Interest Rates:
Fixed rate debt	9.41%	9.35%
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2011.

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